Form 10-Q
period 1995-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1995-11-13
CIK 808013

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                    OR
[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:  SEPTEMBER 30, 1995

Commission File Number:   0-16217



                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                        33-0041789
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

          4710 BELLAIRE BOULEVARD, SUITE 301, BELLAIRE, TEXAS  77401
                   (Address of principal executive offices)

                                (713) 662-2699
             (Registrant's telephone number, including area code)



          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ________
    --------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    21,633,843 Shares of Common Stock, $.001 par value at November 7, 1995

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I. FINANCIAL INFORMATION:

        ITEM 1.   FINANCIAL STATEMENTS:

             Consolidated Balance Sheets                                                                       3
               September 30, 1995 (unaudited), and
               December 31, 1994

             Consolidated Statements of Operations                                                             5
               Nine months ended September 30, 1995 and 1994 (unaudited)

               Three months ended September 30, 1995 and 1994 (unaudited)                                      6

             Consolidated Statements of Cash Flows                                                             7
               Nine months ended September 30, 1995 and 1994 (unaudited)

             Notes to Consolidated Financial Statements                                                        8

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                   13
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                                                         19

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                          19

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                          September 30,      December 31,
                                                                   1995              1994

Assets                                                      (Unaudited)
-------------------------------------------------------------------------------------------

Current
  Cash                                                         $1,837,641      $3,266,518
  Accounts receivable, less allowance for
    doubtful accounts of $32,606 in 1995
    and $30,000 in 1994                                           755,113         501,328
  Inventory                                                       188,497          64,254
  Accrued interest receivable                                     216,218             -
  Notes receivable, current portion                               572,313             -
  Prepaids and other current assets                               213,719         101,476
                                                                ---------       ---------

Total current assets                                            3,783,501       3,933,576

Notes receivable                                                3,680,421       2,800,763

Property and equipment, net of accumulated depreciation
  of $235,979 in 1995 and $140,696 in 1994                        504,152         592,858

Investment in joint venture                                       192,494             -

Goodwill, net of accumulated amortization
  of $49,600 in 1995 and $31,744 in 1994                          426,565         444,421

Purchased technologies, patents and patent rights, net of
  accumulated amortization of $133,183 in 1995 and
  $76,032 in 1994                                                 214,649         191,498

Other intangible assets, net of accumulated amortization
  of $32,455 in 1995 and $16,698 in 1994                          151,316          62,627

Other assets                                                      289,890         164,933
                                                                ---------       ---------

                                                               $9,242,988      $8,190,676
                                                                =========       =========



                See Notes to Consolidated Financial Statements.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                                     CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                    September 30,          December 31,
                                                                             1995                  1994

Liabilities and Stockholders' Equity                                 (Unaudited)
-------------------------------------------------------------------------------------------------------

Current
 Line of credit                                                        $    -                $  300,000
 Current portion of long-term debt                                        411,332               562,500
 Notes payable to officers                                                120,308               213,302
 Accounts payable                                                         581,525               692,998
 Accrued expenses                                                         762,472               580,121
                                                                        ---------             ---------

Total current liabilities                                               1,875,637             2,348,921

Long-term debt                                                          3,257,406               500,000

Minority interest                                                          16,488               334,312

Commitment and contingencies

Stockholders' equity
 Preferred stock, $.001 par value;
  10,000,000 shares authorized; 80 issued in 1994                             -
 Common stock, $.001 par value; 50,000,000 shares
  authorized; 22,056,051 and 18,692,489 issued                             22,056                18,692
 Additional paid-in capital                                            19,726,897            17,613,667
 Deficit                                                              (15,495,040)          (12,454,572)
                                                                      ------------          ------------
                                                                        4,253,913             5,177,787

Less treasury stock, at cost - 450,000 and 803,000 shares                 (16,488)              (32,312)
Less notes receivable for purchase of stock                              (143,968)             (138,032)
                                                                         ---------             ---------

Total stockholders' equity                                              4,093,457             5,007,443
                                                                        ---------             ---------

                                                                       $9,242,988            $8,190,676
                                                                        =========             =========



                See Notes to Consolidated Financial Statements.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================


                                                          Nine months ended
                                                            September 30,
                                                          1995        1994
                                                          ----        ----
Revenues                                          $ 1,981,620      $ 1,404,447

Cost of revenues                                    1,273,103          819,006
                                                    ---------        ---------

Gross margin                                          708,517          585,441
                                                    ---------        ---------

Selling, general and administrative                 3,223,369        2,326,410

Research and development                              524,540          908,936
                                                    ---------        ---------

Total expenses                                      3,747,909        3,235,346
                                                    ---------        ---------

Operating loss                                     (3,039,392)      (2,649,905)
                                                   ----------       ----------

Other income (expense):

  Investment income                                        -           512,312

  Interest income                                     245,530           57,629

  Interest expense                                    (74,537)         (68,371)

  Equity in net loss of joint venture                (176,892)              -

  Minority interest in net (income)
    of subsidiary                                      (5,432)              -

  Equity in net income of affiliate                        -            50,000

  Other income (expense)                               10,257            6,868
                                                     --------        ---------

                                                       (1,074)         558,438
                                                    ---------        ---------

Loss from continuing operations                    (3,040,466)      (2,091,467)
                                                   ----------       ----------
Discontinued operations:

   Revenues                                                -           291,618

   Cost of revenues                                        -           367,690
                                                  -----------          -------

Loss from discontinued operations                          -           (76,072)
                                                  -----------          -------

Net Loss                                          $(3,040,466)     $(2,167,539)
                                                  ===========      ===========

Loss per common and
  common share equivalent                         $    (.17)     $    (.16)

Weighted average number of
  common shares outstanding                        18,202,928       13,415,711



                See Notes to Consolidated Financial Statements.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                     Three months ended
                                                        September 30,
                                                        1995     1994
                                                        ----     ----

Revenues                                       $   809,047     $ 732,937

Cost of revenues                                   487,374       399,426
                                                 ---------      --------

Gross margin                                       321,673       331,511
                                                 ---------      --------

Selling, general and administrative              1,257,097       695,813

Research and development                           112,300       269,406
                                                 ---------      --------

Total expenses                                   1,369,397       965,219
                                                 ---------      --------

Operating loss                                  (1,047,724)     (633,708)
                                                -----------     ---------
Other income (expense):

 Interest income                                    77,238        28,408

 Interest expense                                  (26,069)      (25,943)

 Equity in net loss of joint venture               (44,894)          -

 Equity in net income of affiliate                                50,000

 Other income (expense)                              3,552         6,868
                                                 ---------      --------

                                                     9,827        59,331
                                                 ---------      --------

Loss from continuing operations                 (1,037,896)     (574,377)
                                                ----------      ---------
Discontinued operations:

 Revenues                                              -          54,011

 Cost of revenues                                      -          83,285
                                                 ---------      ---------

Loss from discontinued operations                      -         (29,274)
                                                 ---------      ---------

Net Loss                                       $(1,037,896)  $  (603,651)
                                                ===========     =========
Loss per common and
 common share equivalent                       $   (.05)     $     (.04)

Weighted average number of
 common shares outstanding                      19,715,763    13,622,330



                See Notes to Consolidated Financial Statements.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                                       Nine months ended
                                                         September 30, 1995   September 30, 1994
                                                         ------------------   ------------------


NET CASH USED IN OPERATING ACTIVITIES                       $(3,476,907)         $(3,040,533)
                                                             -----------          -----------

INVESTING ACTIVITIES

 Payments received from finance lease                       $    58,860               14,092
 Payments relating to patent and patent rights                  (80,302)             (11,136)
 Purchase of property and equipment                            (226,577)             (67,464)
 Payment for non-compete agreements                            (105,000)                -
 Increase in note receivable                                 (1,451,971)            (268,101)
 Increase in note receivable - stockholders                        -                 (55,000)
 Cash invested in joint venture                                (169,386)                -
 Increase in organizational costs                                  -                 (29,635)
                                                             -----------          -----------

Net cash used in investing activities                        (1,974,376)            (417,244)
                                                             -----------          -----------

FINANCING ACTIVITIES
 Issuance of common stock                                     2,119,594            2,353,819
 Redemption of preferred stock                                 (305,000)                -
 Payment of dividends on preferred stock of
  subsidiary                                                     (5,432)                -
 Proceeds from notes payable to shareholders                      7,006              210,746
 Proceeds from issuance of preferred stock                                            15,000
 Repayment of line of credit                                   (300,000)                -
 Proceeds from long term debt                                 2,918,738              768,974
 Repayments of long term debt                                  (412,500)                -
                                                             -----------           ----------

Net cash used in financing activities                         4,022,406            3,348,539
                                                             -----------           ----------

Increase (decrease) in cash                                  (1,428,877)            (109,238)
Cash at beginning of period                                   3,266,518              286,904
                                                              ----------           ----------

Cash at end of period                                       $ 1,837,641            $ 177,666
                                                              ==========           ==========



                See Notes to Consolidated Financial Statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The interim financial information of North American Technologies Group, Inc. and its subsidiaries (the "Company") which is included herein is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 1994 and 1993. Certain reclassifications have been made to the accompanying 1994 financial statements to conform them 1995 consolidated financial statement presentation. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The accompanying financial statements have been restated retroactively to include the historical financial results of EET, Inc. ("EET") which was acquired on March 7, 1995, and Industrial Pipe Fittings, Inc. ("IPF") which was acquired on June 30, 1995. Both of these transactions are accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements for all periods prior to the acquisitions have been restated to combine the previously separate entities. See also Note 2.

The loss per common share is computed by dividing the loss applicable to common stock by the weighted average number of shares outstanding and common stock equivalents, if dilutive.

2. ACQUISITION OF EET, INC. AND INDUSTRIAL PIPE FITTINGS, INC.

On March 7, 1995 the Company acquired EET, Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger dated February 7, 1995. On June 30, 1995, the Company acquired Industrial Pipe Fittings, Inc., a Texas corporation, pursuant to an Agreement and Plan of Merger dated June 22, 1995. In each transaction, a newly formed subsidiary of the Company acquired the respective entity by merger in consideration for the issuance of newly issued shares of the Company's common stock and, in the case of EET, warrants. To effect these acquisitions, the Company issued an aggregate of 3,070,729 shares of the Company's common stock and warrants to purchase up to 71,000 shares of the Company's common stock. The newly formed subsidiaries have continued as the surviving corporations with the names of EET, Inc. and Industrial Pipe Fittings, Inc., respectively. The transactions meet the requirements of a pooling-of-interests, and as such the financial statements of the Company have been restated retroactively to include the historical financial results of EET and IPF.

EET had revenues of $1,426,748 and $269,073 for the years ended December 31, 1994 and 1993,

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


respectively. IPF had revenues of $505,407 for its first year of operations in 1994. Combined with the previously reported revenues of North American Technologies Group, Inc., the pro forma revenues for 1994 and 1993 would have been $1,945,697 and $351,794. EET reported losses before discontinued operations of $764,405 and $133,201 for the years ended December 31, 1994 and 1993, respectively. IPF reported net income of $24,221 for 1994. Combined with the previously reported losses of North American Technologies Group, Inc., the pro forma losses before discontinued operations for 1994 and 1993 would have been $4,797,381 and $1,510,880.

As part of the acquisition of IPF, the Company entered into non-compete agreements with the three shareholders of IPF. All three shareholders are active in the on-going operations of IPF. The non-compete agreements provide for a one-time payment of $35,000 per individual and provide for non-competition during the term of each individual's employment and for a three year period thereafter. The total amount paid of $105,000 has been included as an intangible asset on the balance sheet at September 30, 1995, less the amortization based on seven and one-half years.

3. RELATED  PARTY TRANSACTIONS

At September 30, 1995 the Company had a note receivable of $60,000 outstanding to a corporate joint venture partner. The note bears interest at 10% and has a term of less than one year.

The notes receivable included in the equity section of $143,968 and $138,032 at September 30, 1995 and December 31, 1994, respectively, include the unpaid portion of the original EET shareholders' capital contributions from the formation of EET, and from new shares issued in 1994 in exchange for notes receivable. Additionally, the balances include approximately $13,000 and $8,000 in accrued interest income at September 30, 1995 and December 31, 1994, respectively. The notes bear interest at 6% per annum and are due upon one of the following events: (i) EET pays dividends to its shareholders, but only to the extent of the dividends, (ii) the maker sells his or her shares, or (iii) there is a payment from a defined bonus pool, but only to the extent of such bonus.

Included in notes payable to officers at September 30, 1995 and December 31, 1994, is $120,308 and $113,302, respectively, that is payable to an officer and director of the Company who was also a shareholder of IPF prior to its acquisition by the Company. The officer advanced money to IPF under the terms of a note agreement, and subsequent to the acquisition this note remains in effect. Interest is accrued monthly at 8% and the full amount is due and payable on or before December 31, 1995. The remaining balance in notes payable to officers at December 31, 1994, relates to amounts owed to the former shareholders of EET who became officers of the Company in March 1995. Those notes were repaid as part of the acquisition of EET.

Effective July 28, 1995, John W. Parrott resigned from his position as Chairman of the Board of Directors and as a director of North American Technologies Group, Inc. Mr. Parrott will continue

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


to serve the Company in the capacity of an independent consultant pursuant to a short-term consulting agreement that provides him with, among other things, a payment in settlement of his five-year employment contract of $250,000 due no later than December 31, 1995. An accrual to record the $250,000 in general and administrative expenses was made in the three months ended September 30, 1995.

4. INVESTMENT IN JOINT VENTURE

During the first nine months of 1995 the Company contributed equipment valued at $200,000 and cash of $169,000 to its joint venture with a private company. The Company uses the equity method to record its share of the earnings and losses of the joint venture, and accordingly has recognized $176,892 as its share of the joint venture's losses for the first nine months of 1995 on its statement of operations and as a reduction of the Company's investment in the joint venture.

5.  DISCONTINUED OPERATIONS

Effective July 29, 1994, EET entered into a formal plan to dispose of its analytical services operations. On July 29, 1994, EET entered into a direct financing lease to sell the fixed assets and the analytical division to a third party. All remaining assets and liabilities, which consisted of accounts receivable and accrued liabilities, were retained by EET. The results of such discontinued operations have been separated from the continuing operations on the income statement. The balance sheet reflects the current and non-current balance on the financing lease receivable.

6.  MINORITY INTEREST

EET issued 305,000 shares of preferred stock in 1994 for $305,000 which has been reflected as minority interest on the consolidated balance sheet at December 31, 1994. The preferred stock was redeemed in March 1995 in connection with the acquisition by the Company of EET, and dividends of $5,432 were paid. The dividends have been reflected as minority interest in net income of subsidiary on the accompanying consolidated statement of operations for the nine months ended September 30, 1995.

7.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1995, the Company:

(i) issued 3,070,729 shares of common stock for the acquisition of EET and IPF;
(ii) issued 424,506 shares of common stock upon the conversion of the remaining 80 shares of the Company's Series A, Series B and Series C convertible preferred stock;
(iii) issued 2,929,713 shares of common stock for net proceeds to the Company of $2,120,000;

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(iv) issued from treasury stock 350,000 shares that had been reserved for the conversion of preferred stock of a subsidiary of the Company.

8.  NOTES RECEIVABLE

Pursuant to the terms of a letter of intent to acquire assets of GAIA Technologies, Inc., a Delaware corporation, and certain of its affiliates (collectively, "GAIA"), the Company has entered into a note agreement with GAIA whereby the Company will loan up to $2,100,000 to GAIA for working capital and other purposes. Such advances bear interest at 10%, are due not later than July 1, 1998, and are collateralized by certain assets of GAIA. Upon the closing of the purchase of the assets of GAIA by the Company in accordance with the terms of the letter of intent, the Company will forgive the amounts advanced under such note agreement. As of September 30, 1995, the Company had advanced $1,339,000 under the note agreement. Since September 30, 1995, and through November 4, 1995, the Company advanced an additional $154,000 thereunder.

Since the interest on the amounts advanced is to be forgiven in the event the closing of the purchase of the GAIA assets occurs, interest income on the note agreement is not accrued in the accompanying financial statements. All amounts are included in the non-current portion of notes receivable at September 30, 1995.

The Company currently anticipates entering into another agreement with certain affiliates of GAIA in connection with which the Company will loan additional amounts for working capital, equipment purchases and other operating purposes relating to the development of certain railroad crosstie technology.

9.  LONG-TERM DEBT

In September 1995 the Company received cash proceeds of $2,700,000 from the placement of its convertible subordinated notes and warrants to acquire 2,700,000 shares of the Company's common stock. The notes bear interest at 13 1/2 % per annum, which is payable semi-annually but may be deferred during the first three years at the option of the Company. The principal amount of the notes, and any deferred interest, is convertible at the option of the holders into shares of the Company's common stock at an exercise price of $1.00 per share, subject to certain adjustments, at any time after September 22, 1996 and prior to their maturity on September 22, 2000. Repayment of the unconverted portion of the principal amount of the notes is due in one balloon payment on September 22, 2000. The indebtedness evidenced by the Notes is subordinated to certain existing and future indebtedness of the Company.

The warrants permit the holders thereof to purchase an aggregate of 2,700,000 shares of the Company's common stock at an exercise price of $1.00 per share, subject to certain adjustments,

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


during a four year period beginning after September 22, 1996. Under certain circumstances, the Company may require the holders to exercise up to 40% of the warrants, and if not exercised, such portion of the warrants would expire.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations for the nine months ended September 30, 1995 and 1994, have been restated to include the historical financial results of EET, Inc. ("EET") and Industrial Pipe Fittings, Inc. ("IPF"). These companies were acquired on March 7, 1995 and June 30, 1995, respectively, in transactions accounted for as poolings-of-interests. See also the Notes to the Consolidated Financial Statements.

Revenues
--------

Revenues increased $577,000 for the nine-month period ended September 30, 1995, and $76,000 for the three-month period ended September 30, 1995, compared to same periods of the previous year. These increases of 41% and 10%, respectively, are the result of increased sales volume by both IPF and EET. IPF'S growth in monthly shipments is reflected in their revenue increases of $333,000 and $25,000 for the nine months and three months ended September 30, 1995. EET contributed to the balance of the revenue growth by increasing sales of its services $244,000 and $52,000 for the nine months and three months ended September 30, 1995.


Gross margin
------------

     Gross margin for the three months ended September 30, 1995   40%
     Gross margin for the three months ended September 30, 1994   45%

     Gross margin for the nine months ended September 30, 1995    36%
     Gross margin for the nine months ended September 30, 1994    42%

Gross margins decreased from 45% for the three months ended September 30, 1994, to 40% for the three months ended September 30, 1995, due primarily to lower margins experienced by IPF. IPF's decrease in margin was due primarily to costs incurred in preparing personnel and the manufacturing facilities for new equipment that is expected to contribute positively to margins in future quarters. In addition, although the gross margin for the Company of 40% for the three months ended September 30, 1995 was lower than the same period of the prior year, it was higher than the first quarter 1995 margin of 34% and the second quarter 1995 margin of 32%. Also, the dollar volume of gross profit of $321,673 for the third quarter 1995 was 66% higher than the gross profit for the first quarter of $193,000 and the second quarter of $194,000.

Gross margins decreased from 42% to 36% for the nine months ended September 30, 1994, compared to the nine months ended September 30, 1995, due primarily to lower margins experienced earlier in the year by EET which resulted from higher than anticipated out-of-town

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

expenses and contract labor costs on certain projects undertaken and completed by EET in 1995 as compared with 1994.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expenses for the nine-month period ended September 30, 1995, increased $897,000 over the same period for the previous year, primarily as a result of the Company's acquisition program (including the acquisitions of EET and IPF) and management restructuring. This increase represents (i) an increase of $300,000 in legal and accounting fees, (ii) a $250,000 accrual for amounts owed to the former Chairman of the Company (see Notes to Consolidated Financial Statements); and (iii) an increase in salaries and related benefits of approximately $200,000 relating to the addition of new management members. There were no significant increases in selling expenses.

The majority of these increased expense were incurred in the second and third quarters of 1995, accounting for the increase for the three-month period ended September 30, 1995 of $561,000.

The legal and professional fees for the nine-month period ended September 30, 1995 include approximately $145,000 relating to the acquisition of EET and IPF. Since each acquisition was accounted for as a pooling-of-interest, all related expenses were expensed in the current financial statements. In addition, included in the professional fees for the first nine months are the accounting and legal fees associated with the audit and the preparation of Form 10-K for the year ended December 31, 1994. Other increased legal fees are the result of management actively pursuing the resolution of several outstanding lawsuits, including the arbitration hearings that have occurred and are continuing relating to Biotrace International Inc. and the activity relating to the lawsuit against a former officer and director of the Company. It is management's intention to resolve as many of these issues as prudently as possible during the current fiscal year without prejudicing the Company's rights in these matters.

Research and development
------------------------

Research and development expense for the nine-month period ended September 30, 1995 decreased $384,000 from the same period of the previous year. This is primarily the result of decreased lab testing fees and chemical costs, and the termination or completion of various consulting arrangements. Many of these consulting arrangements were terminated or completed during the first quarter of 1995.

Other income and expense
------------------------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


Other income and expense decreased from income of $558,438 for the nine months ended September 30, 1994 to expense of $1,074 for the nine months ended September 30, 1995. This was primarily due to a decrease in investment income from $512,312 to $0 for the same periods. Investment income had been derived from the investment of the proceeds of a note receivable executed by Euro Scotia Funding Limited ("ESF") in various market transactions. In April 1994, the Company instructed ESF to invest in less speculative investments, and thereafter the Company has recognized only interest income from the note receivable.

Effective December 31, 1994, the Company and ESF entered into a new note agreement which provides for repayment over a five-year period with interest at 10%. The new note agreement allowed ESF to prepay its first payment and a portion of its second payment by offsetting the amount that the Company owed to ESF under a previous line of credit arrangement. The outstanding principal balance on the note at December 31, 1994, after these offsets was $2,800,763. Interest income of approximately $212,000 has been recognized for the nine months ended September 30, 1995.

The brokerage firm which holds the collateral for the ESF note and an affiliate of ESF have been recently named as defendants in a lawsuit filed by the Florida Department of Insurance. The Company is uncertain at this time what effect, if any, the results of this litigation may have upon the note receivable from ESF and the related collateral. The Company has no knowledge at this time of any impairment in value to the ESF note or the collateral.

The equity in loss from joint venture represents the Company's share of the losses for the nine month and three-month period ended September 30, 1995 in its joint venture arrangement with a privately owned company. The Company contributed equipment valued at $200,000 and cash of $169,000 for the first nine months of 1995. See also the Notes to the Consolidated Financial Statements. The Company's share of the joint venture's losses is $176,892 and $44,894 for the nine months and three months ended September 30, 1995. The joint venture has substantially completed a demonstration project for a major landfill facility in South Texas. The joint venture has entered into discussions with the representatives of this facility regarding the results of the demonstration project, and pricing arrangements for future processing using related technologies at the current facility or at another facility owned by the same company. Under the terms of the joint venture agreement, profits and losses are shared equally.

Discontinued operations
-----------------------

Discontinued operations for the nine months and three months ended September 30, 1994 reflect the results of operations for the analytical services division of EET, Inc. which was discontinued in July 1994. See also the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General
-------

Through the quarter ended September 30, 1995, the Company incurred operating losses that are

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

anticipated to continue for the near term, notwithstanding recent increases in revenues. The operations of IPF, which have been profitable, and EET, each of which is currently experiencing increases in demand for its core products and services, will also require additional short-term infusions of capital to finance equipment purchases and other operating needs. Management currently anticipates the Company's operating cash needs to continue during the short term at levels in the range of $200,000 to $250,000 per month, not including certain legal and other professional fees and expenses. These estimates also do not include additional amounts needed to fund the proposed acquisition of the assets of GAIA (as defined hereafter) and the operation of its related businesses.

Since its inception, the Company has financed its operations primarily through private placements of its equity securities and convertible debentures, short term loans and proceeds received upon the exercise of its warrants and options to acquire its securities. The Company's long-term viability and growth will depend upon a combination of the successful commercialization of its technologies and products, and its ability to continue to obtain adequate financing (whether debt or equity). There can be no assurances that the Company will be able to continue to secure sources of working capital from financing transactions or sources other than operations for an indefinite period. In the event the financings are completed, they may be at per share prices that are lower than the current market price of the Company's common stock, and they may contain provisions for future contingent consideration in the event the market price of the Company's common stock changes over a period of time. If adequate funds are not available and operating losses continue at current rates, the Company would be unlikely to continue as a going concern for more than the short term. The Company's independent auditors have noted in their report on the Company's consolidated financial statements for the year ended December 31, 1994, that these factors raise substantial doubt about the Company's ability to continue as a going concern.

In September 1995, the Company completed the sale of $2,700,000 of its 13 1/2% convertible subordinated notes due September 22, 2000, and warrants to acquire 2,700,000 shares of the Company's common stock. See Notes to Consolidated Financial Statements. Management of the Company is continuing to explore several financing arrangements and believes that continued financing of the Company's development and operations will be made available for the foreseeable future, primarily through the issuance and sale of additional debt and equity securities of the Company. In that regard, the Company has engaged Hambro Resource Development Incorporated to provide certain investment banking services and to assist in creating a long-term capital plan for the Company. In addition, certain personnel and other changes have been made in order to streamline management and reduce long-term corporate overhead, and management intends to continue to explore methods of decreasing administrative and other overhead expenses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


Analysis of Nine Months ended September 30, 1995
------------------------------------------------

The Company's cash decreased $1,428,877 from December 31, 1994 to September 30, 1995 to a balance of $1,837,641. This decrease in cash was comprised of the following: (i) net cash used in operating activities of $3,476,907, (ii) net cash used in investing activities of $1,974,376 and (iii) net cash provided by financing activities of $4,022,406. See also Consolidated Statements of Cash Flows for the components of each of the preceding categories.

From January through September 30, 1995 the Company issued 2,929,713 shares of the Company's common stock for cash proceeds, net of all fees and expenses, of $2,120,000.

In connection with the merger of EET in March 1995, the Company advanced cash to EET for it to repay (i) an outstanding line of credit obligation of $300,000,
(ii) debt obligations of $212,500, (iii) notes payable to certain former shareholders of EET of $100,000, and (iv) certain accounts payable and other accrued expenses. In addition, EET redeemed its outstanding preferred stock of $305,000 and paid preferred stock dividends of $5,432.

In May 1995 the Company renegotiated the maturity of its $250,000 outstanding note. This note is now due on June 15, 1996.

In connection with the merger of Industrial Pipe Fittings, Inc. in June 1995, the Company entered into non-compete agreements with the three former shareholders of IPF, all of whom continue to be active in the on-going operations of IPF. These non-compete agreements required a one-time payment of $35,000 per individual, and provide for non-competition during the term of each individual's employment and for a three-year period thereafter.

IPF recently secured certain exclusive rights to market and sell in the United States, Mexico and Canada products of an Italian manufacturing concern. In connection therewith, in October 1995 the Company caused a letter of credit to be issued securing certain of its payment obligations, and posted a $200,000 certificate of deposit as collateral therefor. In addition, IPF has outstanding purchase orders for manufacturing equipment of approximately $250,000 which is scheduled for delivery in November 1995.

Pursuant to the terms of a letter of intent to acquire assets of GAIA Technologies, Inc., a Delaware corporation, and certain of its affiliates (collectively, "GAIA"), the Company has entered into a note agreement with GAIA whereby the Company will loan up to $2,100,000 to GAIA for working capital and other purposes. Such advances bear interest at 10%, are due not later than July 1, 1998, and are collateralized by certain assets of GAIA. Upon the closing of the purchase of the assets of GAIA by the Company in accordance with the terms of the letter of intent, the Company will forgive

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


the amounts advanced under the note agreement. As of September 30, 1995, the Company had advanced $1,339,000 under the note agreement. Since September 30, 1995, and through November 4, 1995, the Company advanced an additional $154,000 thereunder. See also Notes to Consolidated Financial Statements.

The Company currently anticipates entering into another agreement with certain affiliates of GAIA in connection with which the Company will loan additional amounts for working capital, equipment purchases and other operating purposes relating to the development of certain railroad crosstie technology.

The Company entered into an agreement with its former Chairman of the Board in July 1995 which provides for, among other things, a payment of $250,000 in settlement of his five-year employment contract due no later than December 31, 1995. See also Notes to Consolidated Financial Statements.

The Company is a defendant in several legal actions which, if decided against the Company, could have a material adverse effect on the financial condition of the Company. The Company has not established a reserve for any losses that might result from these lawsuits.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

       The Company is a party to several material legal proceedings that have been reported on its Annual Report on Form 10-K for the year ended December 31, 1994. During the quarter ended September 30, 1995, there were no material changes to the status of these legal proceedings.


ITEM 2: CHANGES IN SECURITIES: None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION

       Management is not aware of any events required to be reported hereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS:

       4(v) Investment Agreement entered into September 22, 1995

      27    Financial Data Schedule

       (B) REPORTS ON FORM 8-K: None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            North American Technologies Group, Inc.


Date: November 13, 1995     /s/  Judith Knight Shields
                            ---------------------------------------------------

                            Judith Knight Shields
                            Chief Financial Officer and Chief Accounting Officer

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                                 EXHIBIT INDEX



EXHIBIT 4(v)

EXHIBIT 27