Form 10-K
period 1995-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1996-04-15
CIK 808013

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                        Commission file number:  0-16217
                                                 -------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                  33-0041789
- --------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                        4710 Bellaire Blvd. - Suite 301
                             Bellaire, Texas  77401
                             ----------------------
              (Address of principal executive offices)  (Zip Code)

                 Registrant's telephone number:  (713) 662-2699
                                                 --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X   YES ______ NO
                                         -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               As of March 31, 1996, there were 24,440,216 shares of Common Stock, par value $.001 per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates as of March 29, 1996 was $18,773,695 based upon the closing bid price of the Company's Common Stock on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") of $.8125 per share of Common Stock.

                                     PART I

ITEM 1.  BUSINESS OF THE REGISTRANT

GENERAL-BACKGROUND
- ------------------

     North American Technologies Group, Inc. ("NATK" or the "Company") conducts business through four principal business groups, EET, Inc. (onsite decontamination of buildings and equipment contaminated with polychlorinated biphenyls ("PCBs"), radioactive isotopes or other toxic materials utilizing EET's patented TechXTract(TM) system), Industrial Pipe Fittings, Inc. (manufactures and distributes transition fittings for high-density polyethylene ("HDPE") pipe), GAIA Technologies, Inc. (manufactures and distributes porous pipe and rubber/plastic composite support pads for air conditioning condensers), and other separate NATK operating units (dealing with the commercial development of several environmentally related and hydrocarbon upgrading technologies). Unless the context requires otherwise, the term "Company" refers to North American Technologies Group, Inc. and its subsidiaries and affiliates. The Company was organized as of December 24, 1986 under the laws of the State of Delaware.

     Prior to the acquisitions in 1995 of EET, IPF and GAIA, the Company had been a development-stage company engaged in the development, acquisition and application of technologies with possible applications in various industries, including environmental services and energy .

     The business of the Company was expanded during the first quarter of 1995 with the Company's acquisition by merger of EET. The Company issued 1,770,729 shares of the Company's Common Stock and 71,000 Common Stock Purchase Warrants in connection with the merger. EET was formed in 1993 when it completed the purchase of certain patents and proprietary environmental decontamination technologies and processes from EnClean, Inc., a Texas-based public company. Prior to its acquisition by the Company, EET was owned by approximately forty shareholders, including Tim Tarrillion, the current CEO and President of the Company, and Judith Knight Shields, the current Senior Vice President, CFO and Treasurer of the Company. EET and the Company were not affiliated prior to the acquisition of EET. According to the audited financial statements for the full year prior to the merger (1994), EET incurred a loss of $880,822 on revenues of $1,426,748. The acquisition of EET has been accounted for as a "pooling of interests." Accordingly, the Company's consolidated financial statements have been restated to include the accounts of EET from its inception, August 23, 1993. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Further expansion of its business has also been accomplished by the Company's acquisition of IPF and GAIA. In June 1995, the Company acquired by merger IPF, a Houston, Texas-based manufacturer and distributor of proprietary and standard thermoplastic fittings for the mining, environmental and water works industries formerly owned by David Daniels, a director and officer of the Company, and two other unrelated individuals. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company issued 1,300,000 shares of the Company's Common Stock in connection with the merger. IPF has been in business since 1994 and according to internally generated financial statements provided to the Company for due diligence review, had revenues in 1994 of approximately $500,000. The acquisition of IPF has been accounted for as a "pooling of interests." Accordingly, the Company's consolidated financial statements have been restated to include the accounts of IPF from its inception, January 1, 1994. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Effective as of December 29, 1995, the Company acquired substantially all of the assets of GAIA, a manufacturer of porous pipe, synthetic construction materials and other products using recycled rubber and plastics. The acquired assets consist of a number of patented and proprietary technologies and other business assets (including among others certain equipment, inventory and raw materials) relating to the use of recycled rubber and plastics for the manufacture and distribution of porous pipe, synthetic construction materials and certain other products with advanced structural properties, together with substantially all other business assets of GAIA relating thereto. The consideration paid for the assets of GAIA included (i) the issuance of 1,666,667 shares of the Company's Common Stock, (ii) the payment of $305,500 in cash,
(iii) the issuance of a 90-day promissory note by the Company in the principal amount of $1,050,000, (iv) the forgiveness of certain debt obligations (together with all interest owed thereon) owed by GAIA to the Company of approximately $1,881,400, and (v) the assumption of $194,000 in liabilities.

     In addition, the Company entered into a Crosstie Purchase Option and Loan Agreement pursuant to which it acquired an option (the "Crosstie Purchase Option") to purchase all of the capital stock of TIETEK, INC., a Texas corporation ("TieTek"), which is owned by three individuals, two of whom are officers of GAIA. The Company may exercise the Crosstie Purchase Option during a two-year period (which period may be extended for an additional year under certain circumstances) by forgiving all then-outstanding indebtedness under the Crosstie Loan referred to below, and paying certain royalty payments based on products to be sold by TieTek for a fifteen-year period after the exercise of the Crosstie Purchase Option. In connection with the sale of the GAIA assets, TieTek received the right to use certain of the patented and proprietary technologies included in the GAIA assets to develop synthetic railroad crossties and certain other related products.

     The Company also agreed in the Crosstie Purchase Option and Loan Agreement to lend up to $1,500,000 (the "Crosstie Loan") to TieTek, the proceeds of which loan are to be used in connection with developing the synthetic railroad crossties. As of December 31, 1995, the Company has lent to TieTek an aggregate of approximately $220,000 of such Crosstie Loan amount. The Crosstie Loan is collateralized by a pledge of, and lien on, all of TieTek's assets and capital stock, and 666,667 of the shares of the Company's Common Stock.

     The acquisition of GAIA has been accounted for under the purchase method of accounting with the results of operations of GAIA to be included in the consolidated results of operations of the Company from the effective date of the acquisition (December 29, 1995). The Company has not given any accounting effect to the Crosstie Purchase Option because given the early stage of testing management believes that the exercise of such option is not, as of the date of this Report, probable of occurrence.

MANAGEMENT RESTRUCTURING
- ------------------------

     Since the beginning of 1995, the Company has undergone a major restructuring of its management group. This restructuring was primarily a result of the acquisition of EET and the merging of EET's existing management personnel into NATK. Included in EET's management was Tim B. Tarrillion, who was named President and Chief Executive Officer of NATK once the merger with EET was completed. When the previous Chairman of NATK's Board of Directors resigned in July 1995, Mr. Tarrillion was also named to the position of Chairman. EET's management group also included Mike Bonem, who is currently the President of EET, Ron Borah, who was the inventor of TechXtract(TM) and is currently Vice President of Technology for NATK, and Mr. Klaus Schwitzgebel, who is currently NATK's Director of Research. Prior to EET, these individuals had worked with Mr. Tarrillion when he was President and Chief Operating Officer of EnClean, Inc. ("EnClean"). EnClean was a publicly traded company that Mr. Tarrillion had co-founded in 1984 which grew to over $100 million in revenues by 1992. It was an industrial and environmental services company that was acquired by Rust International in 1993.

     In addition to the executives that came to NATK through the EET acquisition, Mr. Tarrillion also hired two individuals (Donovan Boyd, Chief Operating Officer, and Judy Shields, Chief Financial Officer) who had also worked with him at EnClean. Thus, most of NATK's new management team has worked for EET, EnClean, or both. The new management team of NATK was further augmented when Mr. William Aldrich and Dr. Henry Sullivan, each a senior GAIA management team member, became employees of NATK in connection with the acquisition of GAIA. In addition, the NATK management team includes Mr. David Daniels, who was a member of NATK's management team prior to 1995, as a director and Executive Vice President of the Company as well as President of IPF.

     The Company's new management team provides a base of experience on which NATK can build:

     . The team has worked together before in building EnClean from $1 million in sales to over $100 million annually. As such, it understands the entrepreneurial nature and needs of small enterprises, but also understands the need for and knows how to implement professional management systems as the company grows. It has direct management experience in the needs of start-up operations.

     . The team has experience in growing by acquisition, as it grew EnClean by effecting thirteen different acquisitions in an eight-year period. Because of this experience they understand the requirements for successful integration of new companies, including understanding market trends, the customer's perspective of the products, the need for a common and centralized accounting system, and sound operating management.

     . The team is comprised of individuals who have a broad background and experience in several scientific and technical fields. It includes four chemical engineers, two chemists, several other engineers/scientists, and two Ph.D.'s, all who have diverse experience in the technical and business aspects of energy, environmental, polymer and other industries. This combination allows the team to understand both the technical and market aspects of new technologies.

     . The management group has implemented a strategic planning process to manage the diverse set of businesses that will comprise the new NATK. This team successfully used this planning process at EnClean to manage forty different profit centers each with a wide range of services, market conditions, and customers.

     . The management group is very comfortable with the reporting requirements of a public company and in dealing with the various components of Wall Street, inasmuch as it successfully completed an initial public offering at EnClean and managed EnClean as a public company prior to its acquisition by Rust International.

     . The team has operated in the environmental and energy industries for the past twenty years and has gained valuable experience in understanding the critical needs of both industries. Through direct experience, it believes it knows where potential problems exist and what segments need to be avoided because of structural forces that will dictate low profitability.


DESCRIPTION OF BUSINESS AND TECHNOLOGIES
- ----------------------------------------

     The Company's strategy is to acquire and internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defendable market positions. These businesses will be commercially developed to provide a mix of products, services and licensing arrangements to a range of customers in the natural resources, energy, environmental and related industries.

     Certain of the Company's businesses have been commercialized to varying extent while others remain in the development stage. EET's TechXTract(TM) and Waste Management businesses, IPF's manufacturing and distribution of transition and related fittings businesses, and GAIA's porous pipe and A/C pad businesses, are contributing to the revenue growth of the Company. NATK's Oleofilter(TM) is expected to contribute to the Company's 1996 revenues. The railroad crosstie Product line and the BioKatT(TM) technology are still in the development stage and may add to the Company's growth at some time in the future. The commercial development of the Company's BioTreat system and the Terrazyme have currently been suspended pending improvement in the economics of the soil remediation market.

     The following chart provides a summary of all of the Company's businesses and technologies, together with their respective operational functions and current status of commercialization:

================================================================================
BUSINESSES AND               FUNCTION                      STAGE OF
TECHNOLOGIES                                               COMMERCIALIZATION
- --------------------------------------------------------------------------------
EET's TechXtract(TM)         Extraction of                 Technology is
Process                      radionuclides, PCB's, heavy   patented and proven,
                             metals and other toxic        commercial projects
                             materials to decontaminate    are on-going, and
                             buildings and equipment for   market development
                             reuse.  Other industrial      is in progress.
                             uses for cleaning and scale   Additional product
                             removal.                      lines are being
                                                           developed.
- --------------------------------------------------------------------------------

EET's Waste Management       Specialized waste             Group has an
Services Group               management and remediation    established customer
                             services.                     base in central
                                                           Texas market.
- --------------------------------------------------------------------------------

Industrial Pipe Fittings     Manufactures and              Products are being
                             distributes transition pipe   manufactured and
                             fittings, tapping saddles     sold.  Facilities
                             and fabricated large          have recently been
                             diameter elbows, tees, and    expanded to allow
                             wyes.                         for manufacture and
                                                           distribution of new
                                                           product lines.
- --------------------------------------------------------------------------------

GAIA Technologies Porous     Manufactures porous pipe      Currently selling
Pipe                         using recycled rubber from    product into
                             discarded automobile tires    international and
                             and plastic for use in        domestic irrigation
                             commercial irrigation         markets.  Several
                             systems.                      foreign licensees
                                                           have been
                                                           established.
- --------------------------------------------------------------------------------

GAIA Technologies A/C Pads   Manufactures rigid support    Currently selling
                             pads for outside air          products through
                             conditioning condensers       manufacturer's
                             using recycled rubber from    representatives in
                             discarded automobile tires    the established U.S.
                             and recycled plastics.        air conditioning
                                                           supply industry.
- --------------------------------------------------------------------------------

Oleofilter(TM) System        Mechanical separation of      Technology is
                             oil from contaminated         patented and proven.
                             waters.                       Market development
                                                           is beginning, and
                                                           commercial sales are
                                                           expected soon.
================================================================================

- --------------------------------------------------------------------------------
BioKatT(TM) Hydrocarbon      Treatment and upgrading of    Laboratory
Process                      crude oils.                   verification and
                                                           testing have been
                                                           completed and
                                                           results are
                                                           positive.  Currently
                                                           discussing joint
                                                           research and
                                                           commercialization
                                                           efforts with several
                                                           major oil companies.
- --------------------------------------------------------------------------------

GAIA Technologies Railroad   Development (in conjunction   Under option to the
Crossties                    with TieTek)and, if and       Company.  A working
                             when proven commercially      prototype design is
                             viable, ultimate              currently being
                             manufacture of a synthetic    tested by a major
                             railroad crosstie from        U.S. railroad
                             recycled rubber, plastic      company.
                             and other material.
- --------------------------------------------------------------------------------

BioTreat(TM) System          Biological remediation of     Technology is
                             hydrocarbon-contaminated      proven, but
                             soils.                        economics of
                                                           contaminated soil
                                                           market are not
                                                           sufficient to allow
                                                           full
                                                           commercialization of
                                                           this technology at
                                                           this time.
- --------------------------------------------------------------------------------

Terrazyme(TM) System         Mechanical separation of      Technology is
                             oil and sludge from           proven, but
                             hydrocarbon-contaminated      economics of
                             soils.                        contaminated soil
                                                           market are not
                                                           sufficient to allow
                                                           full
                                                           commercialization of
                                                           this technology at
                                                           this time.
================================================================================

EET'S TECHXTRACT(TM) PROCESS
- ----------------------------

     During March 1995, the Company acquired a decontamination process known as TechXtract(TM) in connection with its acquisition of EET. TechXtract(TM) is a patented technology that permits the extraction of subsurface contaminants without destroying the surface or substrate. Management believes that this technology is unique in its ability to remediate contaminated porous surfaces where surface cleaning is ineffective or insufficient, and physical (destructive) processes are unacceptable or uneconomical.

     The TechXtract(TM) technology can be used to remove a wide variety of contaminants from porous surfaces and substrates. This is made possible through tailoring of the chemistry and process for individual contaminant(s) and other project-specific factors. Although the technology has focused on those contaminants which are particularly difficult to remove and which have extremely low acceptable levels for clean-up, the Company believes that modifications can be made in the technology to treat other types of contaminants.

     The technology has been utilized in removing all types of polychlorinated biphenyls ("PCBs") from an array of substrates. The United States Environmental Protection Agency ("EPA") has established a clean-up standard in respect of PCB's of 10 mg/100 cm/2/. Areas and equipment that have been cleaned using the TechXtract(TM) technology are routinely sampled and tested by independent laboratories which have verified that the contaminant extraction process has been successful in achieving levels of extraction that meet the EPA's clean-up standard.

     EET has also demonstrated TechXtract(TM)'s ability to extract radioactive contaminants for the Department of Energy and several other customers. EET has either demonstrated or developed chemistry and applications for the deradiation of concrete floors and walls, metal working equipment, tools, lead bricks/shielding, clothing, internal piping, evaporation basins, and holding tanks. Deradiation has been effective on both surface and fixed contaminants, as verified by surface smears and by alpha, beta/gamma, and x-ray detectors.

     In addition to the other categories of contaminants, EET has successfully modified its technology to address the other hazardous constituents on the EPA's list. As with the other contaminants, the process is most applicable when reduction to below regulatory levels will result in substantial economic benefits to the customer due to opportunities for "delisting" or nonhazardous disposal.

     EET's patent application for the TechXtract(TM) Process has received approval from the United States Patent and Trademark Office. In addition, EET is seeking patent protection for several chemical formulations associated with the TechXtract(TM) process. See "Patents and Proprietary Rights." EET has developed certain base blends which are effective for a wide range of contaminants, but can make special formula modifications if required. EET is also pursuing potential market opportunities for the TechXtract(TM) technology and formulation in commercial and retail cleaning applications and for the removal of scale in downhole oil drilling and production piping systems.

     When TechXtract(TM) is used, liability is reduced for the customer in two ways. First, the low volume of waste produced in itself decreases liability. Second, if the customer's other remediation option is total disposal, then incineration of solids is not an alternative. With incineration of the waste liquids from the TechXtract(TM) Process, hydrocarbon based contaminants are completely destroyed and the generator receives a "certificate of destruction" from the licensed incinerator. Furthermore, once the contaminants are removed from the facility or piece of equipment, they may be able to be delisted as a hazardous waste and therefore, only the site may be able to be given a clean closure status by the EPA or appropriate state regulatory agency. The TechXtract(TM) process has been used with approval of or has been used as evidence given to several EPA regions to meet PCB cleanup standards. The TechXtract(TM) process was recently included in the remediation plan relating to a consent decree to cleanup PCBs from a series of gas compressor stations owned and operated a major U.S. gas transmission company.

     Management believes the TechXtract(TM) Process compares favorably to competing processes. The chemicals used in some surface cleaning processes are inherently hazardous, tend to require much higher volumes, and are ineffective on subsurface contamination. Scarification and other physical processes produce large volumes of waste (particularly if there is significant subsurface contamination), create airborne hazards, and therefore, only move the problem to another location.

     The TechXtract(TM) Process has been employed in a number of commercial projects. Prior to its acquisition by the Company, the TechXtract(TM) Process had been used in over 200 successful projects. The projects range from the removal of PCB contamination from concrete floors and walls of a major steel company in the Midwest, to the deradiation of fixed radionuclides at the DOE Nuclear Production and Research Facility in Oak Ridge, Tennessee. In addition, the TechXtract(TM) process has been selected for a test demonstration by the EPA as part of the EPA's Superfund Innovative Technology Evaluation (Site) Program.

EET'S WASTE MANAGEMENT SERVICES
- -------------------------------

     EET's Waste Management Services ("WMS") is a service group providing expertise and project personnel in the identification, packaging, documentation, transportation and disposal of hazardous and special wastes for government, environmental consulting/engineering firms, and industry. These services include identification and characterization of unknown wastes, waste consolidation, drum handling, lab packing, and remediation and decontamination of sites and facilities. WMS provides 40-hour Occupational Safety and Health Act ("OSHA") certified project managers and environmental technicians who can mobilize quickly and economically to the customer's location. The skills and credentials of WMS field personnel are also complimentary to those of TechXtract(TM) field personnel, and can provide extra capacity for peaks in the TechXtract(TM) business of EET.

     The need for WMS services originates with the Resource Conservation and Recovery Act ("RCRA"), enacted in 1976 and amended in 1984. This Act is the fundamental driving force behind proper handling and disposal of wastes, and the associated civil and criminal penalties causing manufacturing companies to consider its requirements seriously. This Act created numerous service industries, including the range of services currently provided by WMS. In general, waste management service companies, like WMS, were formed with the knowledge required for compliance and handling of hazardous waste, and to assist smaller waste generators in the complex analytical and documentation requirements of waste disposal. It is management's belief that EET's WMS enjoys a defendable niche and a set of distinctive competencies in the central Texas waste management business.

     EET's WMS group also has a research laboratory and staff that performs research and analysis to support other EET/NATK project activities. This group can also employ other technologies based on processes for the reduction, removal and stabilization of environmental contaminants in soil, wastewater or groundwater. In this regard, EET has four water and soil treatment patents which have not yet been commercialized to any great extent. However, one commercial system, based on one of these EET patents, for removing metals from a waste stream generated by a plating facility, is currently in use. Furthermore, several feasibility projects using techniques from the soil fixation patent are pending. NATK is currently developing a plan to determine the long term commercial opportunities for these technologies. Finally, EET's research staff is also used for internal and government-funded research projects relating to NATK's current and future technologies.

INDUSTRIAL PIPE FITTINGS
- ------------------------

     In June 1995 the Company acquired Industrial Pipe Fittings, Inc. ("IPF"), a privately-held Houston-based manufacturing and distribution company. IPF manufactures and distributes both proprietary and standard thermoplastic fittings for the high density polyethylene pipe business. In its first year of operation (1994), IPF generated over $500,000 in revenues. IPF principally markets to the industrial, mining and water works industries. The acquisition was accounted for as a pooling of interests by the Company effective June 30, 1995 and, as such, historical financial statements of the Company have been restated to include the financial effects of IPF from the date of its inception, January 1, 1994.

     IPF manufactures and distributes products that relate primarily to the high-density polyethylene ("HDPE") market. IPF currently fabricates metallic connectors for various HDPE applications. It also manufactures four types of quick connect fittings (Victaulic, Gheen, Camlock, Bauer) as well as threaded, weld-end and flanged adaptor fittings. IPF also stocks and distributes related thermoplastic products which complement the use of its existing line of manufactured fittings. IPF has recently expanded its product line to include internally fabricated large diameter HDPE elbows, tees and wyes, as well as a high quality line of tapping saddles obtained through an exclusive distribution agreement with Alprene SAS of Bologna, Italy.

     The domestic market for HDPE pipe resins is currently estimated by industry trade organizations to exceed $6 billion annually. The domestic market for HDPE related fittings and supplies is estimated by IPF's management to exceed $1.5 billion. Because of the number of applications of polyethylene, the market is expanding world wide, particularly in Central and South America.

     IPF currently markets its products within a two tier plan. First, IPF has alliances with approximately 100 distributors that cover most of the North and South American Continents. IPF management believes that this creates greater marketing capacity than could be realized through inside sales efforts only. Secondly, IPF offers customized engineering and specification writings for many end-user applications. At times, this gives IPF exclusivity on large projects that use many of IPF's currently existing product lines.

     IPF currently utilizes a modular based assembly procedure for manufacturing. Most internally manufactured components are made directly from raw materials and are stocked in appropriate quantities based on demand. Final assembly for large orders is typically done on a per order basis with most shipments of finished goods occurring within days after receipt of a purchase order. IPF management is committed to expanding manufacturing capacity through increased integration and automation. IPF also carries a certain amount of finished goods inventory for quick shipment and to support its distribution of the tapping saddle product line.

     IPF has recently completed the expansion of its manufacturing facilities by adding two more buildings and thus, tripled the size of its operations. One building will now house all inventoried items, and the other building will add to IPF's manufacturing floor space. Since being acquired by NATK, IPF has also further upgraded its manufacturing capabilities with the purchase of a Computer Number Controlled ("CNC") lathe, a Vertical Turret Lathe ("VTL"), and a large diameter "YTL" fabrication machine. Management believes that once the YTL machine becomes fully operational, it will give IPF capabilities that few companies have. This machine not only allows the Company to fabricate large diameter fittings of any specification, but the DIPS (Ductile Iron Pipe Size) capabilities of the equipment gives IPF a significant advantage because currently only few competitors can produce these fittings. In addition, this generation of YTL machine is unique in that it provides a way to produce every style of fabricated fittings in any diameter, its full body insert clamps eliminate deflection, it has the ability to make any angled mitered joint, and its computer data logger provides a physical record of all fuses made.

GAIA TECHNOLOGIES
- -----------------

GAIA TECHNOLOGIES' PRODUCTS
- ---------------------------

     GAIA's technologies utilize a combination of new and recycled thermoplastics mixed under pressure with crumbed rubber made from discarded vehicle tires or virgin synthetic (vulcanized) rubber scraps. The rubber and plastic are uniformly mixed in the feed preparation stage, where additives may be used to enhance certain physical properties. The mix is then subjected to mechanical work and pressures, which increase the temperature and melt the plastic, basically "gluing" the rubber particles and plastics together. The precise proportions of each of the raw materials used vary greatly based upon the desired characteristics of the end product. As the volume of rubber particles decreases and the proportion of thermoplastics increases, the resulting product becomes less flexible, rapidly loses its porosity, and ultimately becomes impervious and rigid rather than flexible. Certain aspects of this technology, including formulations and manufacturing techniques, are covered by six existing patents and the Company will continue to pursue additional patents as improvements or new innovations are made. However, additional protection for these technologies, over and above these patents, is afforded by the significant amount of practical know-how possessed by GAIA and its management that could only be replicated through significant investment of time and money. The GAIA technologies are currently being applied to produce porous pipe and building materials (currently A/C pads). These technologies could also be used to produce synthetic railroad crossties through a licensing agreement and joint development program with TieTek.

POROUS PIPE
- -----------

     GAIA manufactures and sells porous pipe as an integral part of an underground, integrated and engineered distribution network for commercial irrigation. The Company's management believes that GAIA's porous pipe has unique physical, structural and fluid dynamic properties. When used in underground irrigation systems, porous pipe promotes increased crop field, weed control and water conservation. A properly engineered and installed subsurface irrigation system using porous pipe can deliver water, oxygen, nutrients, pesticides and other agricultural chemicals to the root system of a crop.

     GAIA's patented technology and proprietary manufacturing process for its porous pipe converts a mixture of rubber from recycled tires and thermoplastic raw materials into a flexible pipe that is a continuous cylindrical membrane of rubber-plastic polymeric alloy. The process is scientifically controlled to provide a consistent network of capillary pathways through the pipe walls, resulting in a slow, steady and uniform osmotic weep rate when water flows through the pipe at low pressure.

     Porous pipe is a recent commercial irrigation development, spawned by the concern and expense of conventional watering systems and their inefficient application of water. Underground irrigation using porous pipes has numerous advantages over above ground watering. With above ground systems, water must enter soil and penetrate through the root zone to benefit plants, a pathway that is often lengthy or difficult. Underground irrigation systems pump water through piping systems, delivering water directly to root structures. In addition, nutrients, air, herbicides and/or insecticides can be directly delivered to the subsurface root zone.

     The efficiency of subsurface porous piping is multi-faceted. Conventional irrigation systems waste significant amounts of valuable water to evaporation and distribution losses, and require disruptive above ground canals or piping structures. Empirical tests show that underground irrigation consumes as much as 30% less water than its alternatives. Application of farm chemicals is equipment intensive and can result in the waste and environmental impacts from runoff. With porous pipe, simple mixing and injection systems allow for 100% retention in targeted root zones. Porous piping systems can also be effective for introducing aerated water, or even air, and can be used for effluent treating, bioremediation and fish farming.

     GAIA has sold over 28 million feet of porous pipe, over the past five years, for use in subsurface irrigation systems in the domestic and international markets. GAIA has licensing agreements for the manufacture and sales of porous pipe with companies in Japan and Spain. In addition, GAIA has an agreement with a group in Florida for the development of porous pipe use in commercial landscaping projects. International sales of the product are currently handled through sales agents in target countries and markets. The product is currently being manufactured for GAIA by a company in St. Francisville, Louisiana, pursuant to a tolling agreement.

BUILDING MATERIALS-AIR CONDITIONER BASE PADS
- --------------------------------------------

     The substitution of synthetic materials for naturally derived building materials provide many opportunities for application of GAIA's technologies. Potential opportunities exist for new products because of the potential shortages of natural raw materials, the proven application of the technology to make a range of products, and the almost unlimited number of product possibilities. Currently, GAIA has proven mold designs and compositions for a number of product shapes, including its first product in this category -- support pads for outside air conditioning condenser units.

     Original equipment manufacturers of air conditioning units deliver approximately five million units annually in the United States alone. When each unit is installed, it typically requires a support pad. At a price of $15-20 per pad, this implies a market size of over $50 million per year. This market is an ideal opportunity for GAIA building material products, since its design is relatively simple yet visible in almost every new construction project. The GAIA product has clear competitive advantages over cement (the traditional pad) and competing synthetics. Distribution agreements are already in place for this product in Texas and in the southeastern U.S. market. The product is currently being manufactured for GAIA by a company in St. Francisville, Louisiana pursuant to a tolling agreement. Sales of this product in the first quarter of 1996 have been somewhat limited by the production capabilities of this new manufacturing system; however, management believes that these start-up problems will be corrected in the near term and production rates should meet design rates as those problems are solved.

     Extension of GAIA's air-conditioning pad business into other construction materials is a natural evolution, particularly in applications requiring rectangular shapes and strong resistance to breakage under impact or weight. Currently, GAIA is investigating the possibility of developing new products for this market, including pallets, oil field mats, roofing shingles, industrial flooring, marine decking and transformer pads.

RAILROAD CROSSTIES
- ------------------

     A key potential new product for the use of GAIA's technologies is a composite railroad crosstie. As part of the purchase of GAIA Technologies, Inc., NATK has the exclusive rights to acquire Tietek, which currently is working to perfect a prototype synthetic crosstie. The techniques used for these prototypes are based on GAIA's technologies and initial indications are that the prototypes can function and perform with similar characteristics to a wood tie with regard to toughness, density, elasticity and flexibility. Preliminary testing and evaluation on this product was originally accomplished during 1994 at the Discas Laboratory in Waterbury, Connecticut and was followed by a period of theoretical modeling based on the Discas results. The Polymer Processing Institute in Hoboken, New Jersey was engaged to confirm the properties of the prototypes. The prototype composite railroad crossties that were tested were compounded rubber-plastic mixtures, enhanced by additives and foaming agents. They were extruded on a twin screw extruder that was fed with raw materials that were specifically mixed to generate a product with properties indicative of those required in railroad crosstie service.

     Based on those preliminary results, a major U.S. railroad is working with GAIA and Tietek to complete a pilot run of up to 1,000 composite crossties for deployment under its own tracks and for use in a battery of independent tests, including accelerated aging tests. This paid production run should result in validation of the attractive characteristics of this product, including both installation and service aspects. The first units from this production run are currently being tested by an independent testing facility at the University of Illinois at Urbana. The railroad intends to install these prototype crossties in a variety of locations, examining their performance under heavy, light and turning traffic. TieTek currently leases manufacturing space from a plastics manufacturer for product development and production of the crosstie prototypes. If this product proves to have strong commercial application, the Company would exercise its purchase option and add to its own manufacturing capabilities for the production of these synthetic crossties.

     When and if a commercial product is realized in the domestic crosstie market, there would be natural extensions of this technology to other markets, including the international market, and to similar products. As such, GAIA is currently examining the potential for sales to other rail systems, international marketing and licensing opportunities, and the potential for similarly extruded products such as marine pilings and telephone poles.

     The Company's exercise of the Crosstie Purchase Option is dependent upon the completion of the testing program described above and confirmation of the commercial potential for synthetic crossties. As a result, the Company has not given effect, from an accounting point of view, to the Crosstie Purchase Option since, as of the date of this Report, it can not be said to be probable of occurrence.

OTHER NATK TECHNOLOGIES
- -----------------------

OLEOFILTER(TM) SYSTEM
- ---------------------

     The Oleofilter(TM) System is a patented system developed by Exxon Research and Engineering Corp. ("Exxon") in conjunction with SEREP a French engineering company. During 1995, the Company and Exxon executed a licensing agreement whereby the Company has full future rights to the Oleofilter(TM) System in exchange for a one-time licensing fee paid to Exxon. In addition, the Company has negotiated an agreement with SEREP to provide the Company with drawings, filter material and other commercial and technical know-how which the Company is using to manufacture and market the Oleofilter(TM) System.

     The Oleofilter(TM) System is a patented oil/water separation system based on combining an amine-coated ceramic chip technology with a gravimetric separator design that permits both separation of mechanical oil/water emulsions and provides reduction and recovery of dissolved hydrocarbons. The Oleofilter(TM) System has various applications, including the treatment of contaminated ground water, bilge and ballast waters, water produced from off-shore drilling platforms and other oil/water mixtures. The Oleofilter(TM) System competes with many other products/companies designed to meet the requirements of this market. Before selection, each system is judged on its ability to meet specific cleanup standards, complexity of operations, cost of operations, flexibility to changing conditions and initial capital cost of the system. Management believes the Oleofilter(TM) System compares favorably to other competing products, especially in the areas of meeting cleanup standards, ease of operation, low maintenance cost and flexibility to adapt to changing inlet conditions.

     Application of the Oleofilter(TM) System was successfully demonstrated by the Company in 1994 in conjunction with tests at a superfund site administered by the EPA as part of the EPA's Superfund Innovative Technology Evaluation ("SITE") Program. These test results indicated a positive application of this technology in connection with the removal of emulsified oils from water. Other testing efforts have validated the efficacy of the Oleofilter(TM) System. The U.S. Coast Guard currently certifies a number of the Company's models as compliant with international standards for filtration of offshore discharge, as well as applicable U.S. law. In addition, test results from an internationally recognized water test center indicate a high degree of confidence in oil/water separation within certain input parameters.

     Although the Company had limited success in selling units directly through a prior sublicense arrangement, there are many such units that are in use throughout the world that were sold by prior licensees. Management believes that the Oleofilter(TM) System can accomplish its stated technical objectives and that the Company can market the system on a commercial basis under its new agreement with Exxon. Current marketing indicate interest by several potential customers. As a result, the Company currently has presented price quotations and/or proposals to potential customers for several Oleofilter(TM) systems. The cumulative value of price quotations and proposals currently outstanding exceeds $1 million. However, to date, the Company has been unable to yield any revenues from the sale or application of its Oleofilter(TM) System and management can make no assurances that any revenues will result from the quotes and proposals currently outstanding.

THE BIOKATT(TM) PROCESS
- -----------------------

     The Biocatalytic Hydrocarbon Upgrade Process (the "BioKatT(TM) Hydrocarbon Process") is based on enzyme technologies that the Company believes may catalytically alter the molecular structure of long chain hydrocarbons and simultaneously reduce the sulphur and metal content of the treated hydrocarbons. Development of this technology to date has focused on the upgrading of heavy, sulfurous crude oils. Although other companies are pursuing technologies to biologically upgrade crude oil and/or other petroleum fractions, management believes that the manner in which the BiokatT(TM) Hydrocarbon Process uses the catalytic properties of enzymes distinguishes itself from other competing processes. However, given that the specifics of competing processes are not well defined and are not known to the general industry, the Company cannot completely judge the effectiveness of BioKatT(TM) versus these other processes.

     The BioKatT(TM) technology was originally developed by NATK through work related to its other environmental remediation technologies based on certain enzyme solutions and formulations. In the past, NATK has spent over $1 million in its attempts to develop and commercialize this technology. BioKatT(TM) was the main technology of interest at the time that NATK's new management team took over. The new management team set out to reverify this technology with its own laboratory facilities and staff at EET's WMS laboratories. This reverification has just recently been completed and has given NATK the data it needed to approach several major oil companies concerning a joint research and commercialization project for this technology. NATK has recently received indications of interest in such a program from several major oil companies. Under such a program, NATK would be reimbursed for the time its employees spend assisting the oil company partner in researching and developing the BioKatT(TM) technology for their own potential applications. If successfully commercialized it is anticipated that NATK would receive a small royalty from that partner and be free to market the proven technology to other potential customers. If the technology does prove to have commercial application, the long-term financial effects on NATK could be very substantial, but such benefits, if any, are extremely difficult to estimate at this time. Still, since the potential economic benefits of BioKatT(TM) are so large and laboratory tests have continued to show consistent positive results, the Company intends to pursue BioKatT(TM) development and its ultimate commercialization, if the Company can attract a capable research partner and the technical results continue to be positive.

BIOTREAT(TM) AND TERRAZYME(TM) TECHNOLOGIES
- -------------------------------------------

     The BioTreat(TM) and Terrazyme(TM) technologies rely to varying extent upon enzyme and microbe technologies. The principal objective of these two technologies is, through the use of novel or proprietary systems and application of specific enzymes, to secure the remediation of hydrocarbon contaminated soils and other hydrocarbon/solid waste streams.

     The Biotreat(TM) System involves the treatment of soils in a variety of methods and multiple steps that ultimately rely on microbes and other bacteria to destroy hydrocarbons (oil) contained in the contaminated soils. This is done in conjunction with a mechanical process that involves tilling the soils to achieve maximum penetration and concentration of the microbes and bacteria, and provide microbes with sufficient oxygen and nutrients to live and reproduce.

     The Terrazyme(TM) System is a mechanical system that uses enzymes and/or other chemistries in conjunction with a process developed by the Company to separate hydrocarbons and segregate different size fractions of soils and sludges. Contaminated soils are fed into the machinery through a mechanical screw or augur feed. As the contaminated material travels up the screw feed it is sprayed with a mixture of enzymes, water and/or other chemicals.

     These two technologies have been used in a variety of projects or field tests over the last several years. In most cases, the technologies have shown some effectiveness, have performed technically and have met the expectations of the Company. It should be noted, however, each of these technologies have certain limits and parameters within which they are either effective or ineffective. In addition, the current economic factors and disposal options affecting the soil remediation market limit the commercial viability of these two technologies. Thus, until there is a significant change in the economic parameters related to the soil remediation market, the Company has suspended funding any additional commercialization efforts pertaining to these two technologies. However, the company could revitalize its commercialization efforts if changes in the market place so dictate.

COMPETITION
- -----------

     The Company and its operating groups operate in many different segments of the energy, environmental, natural resources, and related industries. Essentially all of the segments in which the company operates are highly competitive. As such, the Company competes with a large number of companies in substantially all of the markets into which it sells its products and services. The competitors tend to be different for each of the Company's technologies. Many of these competitors are local operations servicing a limited geographic area; however, in various service lines, there are a few large national and regional competitors which have significantly greater resources than the Company.

     As an example, it is estimated that there are over 1,000 companies directly involved in providing some type of environmental remediation services in the United States. These companies would compete (to varying extent) with the Company in areas of TechXtract(TM), BioTreat(TM) and Terrazyme(TM). Further, it is estimated that 35 of these companies account for 65% of the revenue generated in this business segment. Clearly, this market is dominated by companies with significantly larger resources than the Company, including Rust International, Bectel, Fluor, OHM, Morrison Knudson and many others. Similar competition and competitor profiles exist for all of the Company's technologies and businesses.

GOVERNMENTAL REGULATIONS
- ------------------------

     State and federal governments have enacted and amended numerous environmental protection laws in response to public concerns about the environment. The operations of the Company and its customers are subject to these evolving laws and related regulations. The principal federal environmental laws that the Company believes are applicable to itself and its customers include The Clean Water Act, The Comprehensive Environmental Response,

Compensation, and Liability Act of 1980 ("CERCLA"), The Resource Conservation and Recovery Act of 1976 ("RCRA"), The Pollution Prevention Act of 1990, and the Superfund Amendments and Reauthorization Act ("SARA"). Most of these laws have state counterparts which are generally at least as stringent as federal laws. The Company believes that this regulatory framework creates the demand for products that control the release of hazardous substances into the environment or facilitate the clean-up of contaminated soils and waters.

     The Clean Water Act or its state counterparts permit the discharge of pollutants into the waters of the United States only in accordance with the terms of a National Pollutant Discharge Elimination System Permit. Similarly, the discharge of pollutants by generators into a sanitary sewer system that leads to a local Publicly Owned Treatment Works ("POTW") is regulated by state and local laws and by local permitting requirements, as are the discharges by the POTW's themselves of their waste streams onto land or into surface water bodies.

     RCRA provides a comprehensive framework for the regulation of the generation and transportation of solid and hazardous waste, as well as for the treatment, storage and disposal of such waste. RCRA is intended to provide a "cradle to grave" system for the control of hazardous waste; that is, regulation of wastes from the time they are generated until they are properly disposed of. Both civil and criminal liability may be imposed on parties that fail to comply with RCRA's requirements. RCRA requires that hazardous waste generators, transporters or operators of hazardous waste treatment, storage and disposal facilities, meet strict standards set by governmental agencies, and in certain instances, obtain and comply with RCRA permits.

     The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. According to this Act, where pollution cannot be prevented, material should be recycled, reduced or minimized in an environmentally safe manner.

     CERCLA and SARA (the "Superfund" laws) provide for the investigation and remediation of hazardous waste sites. Under Superfund, parties who own or operate sites or facilities contaminated by hazardous substances or who have generated hazardous substances or which have arranged for the transportation or disposal of hazardous substances may be subject to strict, joint and several liability for the investigation and remediation of contamination associated with those hazardous substances. Superfund's remedy selection process includes a preference for innovative technology as well as technology which reduces the volume of waste materials. Regulations under Superfund require that any hazardous substances remaining on-site meet: (i) applicable; and (ii) relevant and appropriate regulatory requirements. This may create an incentive to utilize technologies that can potentially recycle hazardous waste, transform such waste into non-hazardous by-products or reduce waste volumes. Under SARA, parties engaged in Superfund or RCRA remedial actions may, in certain circumstances, be able to use an environmental technology without the need to conform with all aspects of the permit application procedures that would otherwise be required under RCRA, the Clean Air Act, or other applicable environmental laws.

     Many of the same federal and state laws and regulations that affect the Company's customers may also directly regulate the Company's own operations or create potential liabilities for the Company. With respect to permits and permitting requirements, the Company's own operations include the use of small amounts of various hazardous substances, both in the use of its processes and the testing of those processes on various waste streams and the testing and maintenance of the Company's processes and technologies in the field. Because the handling, use, treatment and storage of disposal of hazardous substances and waste are a highly regulated activity, many of these activities require the procurement of federal, state or local government permits and approvals.

     Obtaining and maintaining these permits and approvals generally require strict compliance with exacting regulatory requirements. Accordingly, permit applications are subject to denials, and the permits themselves are subject to suspension, modification or revocation for failure to meet applicable requirements. The failure by the Company to obtain a permit or to comply with permit requirements in its operations could potentially subject the Company to liabilities under the various federal, state, or environmental laws. Similarly, the failure by the Company's customers to obtain such permits or approvals, or to comply with permit requirements could subject them to environmental liabilities as well and could affect the demand for the Company's services and products. If existing environmental laws and regulations are amended, interpreted or enforced differently than at present, or if new environmental laws or regulations are enacted or promulgated, the Company or its customers may be required to obtain additional permits or approvals or modify their handling, use, treatment, storage or disposal of hazardous substances or waste. Failure to comply with such laws could have a material impact on the demand for the Company's products and services or could subject the Company or its customers to unanticipated and material penalties.

     Although the Company does not generate streams of waste, the Company, like its customers, may be potentially subject to environmental liabilities with respect to the investigation or clean-up of hazardous waste sites. Regulatory agencies may argue, for example, that in instances where the Company's system is utilized to treat hazardous waste, the Company would be potentially liable under the Superfund law, as an "owner" or "operator" of a "facility" for any releases of hazardous substances from that system, even if the Company did not cause the release, and even if the Company was not negligent. Although the Company believes that the risk is minimal that the Company would ever be found by a court or regulatory agency to be liable for the investigation or clean-up of a hazardous waste site, the cost associated with such a finding could be substantial.

     In addition, the Company is also potentially liable for damages suffered by its customers or others under environmental laws and regulations, indemnification provisions of certain contracts with customers, or various tort or contract law theories in the event that there are liabilities arising from the failure or malfunction of the design, construction or operation of any of the Company's systems or processes. Although the Company does maintain liability insurance, there can be no assurances that such insurance would cover any or all environmental tort or contract liabilities that could potentially be imposed on the Company. There can be no assurance that the Company will not be adversely affected by a claim by a governmental agency or by a private party regarding environmental or related liabilities.

     The Company has developed plans to take appropriate measures to reduce its exposure to Superfund liability, including, implementing strict operational guidelines for the handling and disposal of contaminated waste, as well as seeking contractual protection from its customers.

SALES, MARKETING AND JOINT VENTURE AGREEMENTS
- ---------------------------------------------

     As a result of the acquisitions that were effected by the Company in 1995, the subsequent restructuring of the Company's management, and the evolution of a new operating strategy for NATK, the Company's approach to sales and marketing has changed significantly during 1995. The Company now has a sales and marketing strategy for each of its businesses designed to meet the needs of the structure of their specific market and industry. To varying extent and depending on the specific needs of the market, the Company now employs or anticipates using a full range of sales and marketing techniques, including an internal sales staff, manufacturers representatives, licensees, finders' incentive programs, joint ventures, advertising and other promotional programs. In addition, the Company has developed an in-depth strategic marketing and sales plan for each of its products and services and operating units. Sales targets for each product and service have been established and all marketing and sales programs are assessed against their ability to meet those targets. The Company anticipates that it will continue to evolve its sales and marketing strategy as its products and services continue to expand and its new technologies become more accepted in the marketplace. The following is a summary of the Company's sales and marketing strategy by business or technology.

================================================================================
BUSINESSES AND TECHNOLOGIES           TARGET              SALES AND MARKETING
                                MARKETS/INDUSTRIES              EFFORTS
- --------------------------------------------------------------------------------
EET's TechXTract(TM)         Remediation Companies,    Direct Sales, Licensees,
Process                      Heavy Industrial          Finders' Program,
                             Customers, Department     Advertising, Direct
                             of Energy, Department     Mail, Technical
                             of Defense, Commercial    Papers/Presentation.
                             Cleaning Companies, Oil
                             Field Service, Gas
                             Transmission, Utility
                             Companies.
- --------------------------------------------------------------------------------

EET's Waste Management       Light Industrial          Direct Sales, Direct
Group                        Customers, State          Mail, Trade Shows,
                             Agencies, Environmental   Customer Referrals.
                             Consultants,
                             Transportation
                             Companies, Small
                             Quantity Generators
                             (all located in central
                             Texas market).
- --------------------------------------------------------------------------------

Industrial Pipe Fittings     Mining, Environmental     Direct Sales, Pipe
                             Contractors, Landfills,   Distributors, Direct
                             Water Works, Gas          Mail, Trade Shows,
                             Utilities.                Advertising.
================================================================================

- --------------------------------------------------------------------------------
GAIA Technologies Porous     Irrigation Equipment      Direct Sales,
Pipe                         Suppliers, Commercial     International Agents,
                             Farms, Commercial         Joint Ventures,
                             Landscape Contractors,    Licensees, Direct Mail,
                             International             Video, Trade Shows.
                             Agricultural Business.
- --------------------------------------------------------------------------------

GAIA Technologies A/C Pads   U.S. Air Conditioning     Manufacturer
                             Supply Industry.          Representatives, Direct
                                                       Mail.
- --------------------------------------------------------------------------------

Oleofilter(TM) System        Light Industrial          Manufacturer
                             Customers, Terminals,     Representatives, Direct
                             Offshore Platforms,       Sales, Direct Mail,
                             Refineries,               Trade Shows, advertising.
                             Petrochemical Plants,
                             Superfund Sites, Water
                             Treatment Supplies.
- --------------------------------------------------------------------------------

BioKatT(TM) Hydrocarbon      Heavy Crude Oil           Direct Sales to
Process                      Production Companies.     Potential Joint Ventures
                                                       Partners.
- --------------------------------------------------------------------------------

GAIA Technologies Railroad   Major U.S. and            Awaiting completion of
Crossties                    International             development efforts.
                             Railroads, Railroad
                             Maintenance Companies.
- --------------------------------------------------------------------------------

BioTreat(TM) System          Remediation Companies,    Sales and Marketing
                             Waste Disposal            efforts have been
                             Companies, Contaminated   suspended.
                             Property Owners.
- --------------------------------------------------------------------------------

Terrazyme(TM) System         Remediation Companies,    Sales and Marketing
                             Waste Disposal            efforts have been
                             Companies, Contaminated   suspended.
                             Property Owners.
================================================================================

     Historically, the Company had attempted to market its technologies through teaming arrangements and joint ventures with select partners in specified geographic regions. In addition, through its officers, directors and consultants, the Company actively engaged in ad hoc sales and marketing efforts directed towards governmental agencies, branches of the defense department and private industry. The Company's limited capital resources, in the past, precluded its ability to finance the development and staffing of an internal sales force. However, the Company's new strategy, new management, and stronger financial structure now allows the Company to implement a much broader and stronger sales and marketing plan as outlined above. As such, the Company's historical joint ventures and teaming arrangements will play a much smaller role in marketing the Company's products and services in the future. The Company believes that it is likely only a small portion of its future revenues will be generated by its existing joint ventures. However, new joint ventures developed in the future may offer new opportunities for sales and product development and will be used when deemed favorable for the Company.

     In addition, the Company's joint ventures and teaming arrangements, in the past, were motivated as a financing strategy. In certain instances, joint venture partners paid the Company for the exclusive right to market its technologies in specified areas. Since the Company's resources were somewhat limited, these arrangements were often undertaken as a means to secure additional working capital for the Company. In other cases, no advance payments were made, however, the joint venture partner agreed to fund certain operating or other expenses of the ventures. Regardless of the purpose behind their initial formation, the Company's past joint venture arrangements have, to date, generated no material revenues or made any technical progress. Management does not believe that its past joint ventures will add any significant opportunities in the future, and is not actively operating any of these joint ventures at this time.

PATENTS AND PROPRIETARY RIGHTS
- ------------------------------

     The Company is the beneficiary of patent protection on the Oleofilter(TM) and TechXtract(TM) Process. In addition, EET holds four other patents on environmental treatment technologies that may have commercial value but have not yet produced any significant revenue. Furthermore, GAIA holds six patents on the compounding, molding and extrusion of shapes and structures using recycled polymers. These technologies form the basis for manufacturing products which GAIA has sold historically or which are under development. In addition, the Company intends to apply for patents for other of its technologies as they are developed, if such patent protection is available and advantageous to the Company. Beyond these current or future patents, there is currently no patent protection for any other of the Company's products or technologies. While the Company believes it possesses proprietary rights to some of its other products and technologies including unpatented trade secrets and know-how, and that its continuing technological innovations will enable it to maintain a competitive position in the manufacture and use of its products and services, no assurances can be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology, nor can the Company assure that it can meaningfully protect its unpatented trade secrets. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

WARRANTY
- --------

     Typically, the Company provides its services and technologies on an "as is" or "best efforts" basis. As such, no warranty is expressed or implied.
However, in some cases, some limited "warranties" do apply. For example, EET provides its TechXtract(TM) services on a "guaranteed results" basis. That is, EET must decontaminate to a preset, verifiable level or the customer will not be required to pay. However, once the cleanup standard is met, no future guarantee is given or required. In only very limited instances, has EET not been paid for the work in connection with this guarantee, amounting to $10,000 in the aggregate. Although the Company has not developed a warranty policy for its Oleofilter(TM), it is likely that some type of limited mechanical warranty may be required. For both GAIA and IPF, the Company does assume some responsibility that the products they manufacture will perform as indicated in company literature. If the products are used as instructed and fail, the Company, at times, will replace the product at no cost to the customer. To date, such replacement of failed or discarded products has not been significant. In addition, the Company carries product liability insurance when it is deemed necessary. Management believes its product liability insurance is sufficient for its purposes and warranty issues are not significant.

HUMAN RESOURCES
- ---------------

     The Company currently employs 48 full-time employees and consultants.
Eight of the employees are in management, eight in administrative and accounting, two in research and development, six in sales, and twenty-four in operations. Ten of the Company's employees have employment agreements. None of its employees are covered by collective bargaining agreements. All of the Company's personnel, as well as companies with which it has an ongoing relationship, however, are covered by non-circumvention, non-disclosure agreements over the Company's technologies. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

     The Company leases 7,860 square feet in Houston, Texas for its corporate headquarters which provides executive offices for the Company and its two subsidiaries, EET and GAIA. This lease expires in September 2000, and has monthly rent obligations of $5,895 through September 1996, $7,860 through September 1997, and $10,480 thereafter.

     In addition to its offices at the corporate headquarters, EET has two facilities in Austin, Texas: 8,900 square feet for its research laboratory and administrative offices leased through March 1998, with a monthly rental of $5,600; and a 1,500-square-foot warehouse where supplies and equipment are stored with a monthly rental of $800. EET also leases a small office in northern Indiana and an additional office/warehouse in Oak Ridge, Tennessee.

     IPF has 9,000 square feet of manufacturing, warehouse and office space in an industrial area in southwest Houston. The monthly rental for these facilities is $2,900.

ITEM 3.   LEGAL PROCEEDINGS

     Kellert et al. v. Mail Boxes Etc., USA, Inc., et al is an action commenced
     ---------------------------------------------------
in November 1988 in the New York State Supreme Court for New York County by one of the former franchisees of MBE against the Company, MBE and several individual officers and former officers of the Company. Plaintiff alleged that the Company failed to provide plaintiff with an offering prospectus in violation of New York State franchise law and made false representations regarding revenues, earnings and profits from both existing and new franchise centers. Plaintiff sought damages in excess of $425,000. The Court recently granted the Company's motion to dismiss the action based upon the plaintiff's failure to prosecute the action. The Plaintiff responded by filing a motion to reinstate the action, which is now before the Court.

     Winch v. North American Technologies, Inc., et al.  On or about April 23,
     --------------------------------------------------
1993, Douglas Winch commenced an action against North American Technologies, Inc. ("NAT"), a wholly owned Canadian subsidiary of the Company, Peter W. Fisher, a former officer and director of NAT's predecessor corporation, John H. McPhedran and J.H. & J.K.M. Corporation, Ltd. This is an action for specific performance of an alleged agreement between NAT and the plaintiff for the delivery of 200,000 common shares of NAT and damages for failure to provide such shares on a timely basis.

     The plaintiff has claimed against all defendants damages in the amount of Cdn. $1.5 million, punitive and exemplary damages in the amount of Cdn. $200,000 and an interlocutory injunction to prevent the defendants from trading in the shares of NAT pending a final disposition of the action. The proceeding is pending as of the date of this Report. The plaintiff has indicated that he intends to amend his Statement of Claim. Because the outcome of this matter cannot presently be determined, no adjustments have been made to the consolidated financial statements.

     Thomas W. Reid v. North American Gold Corp. and Karr Capital, Inc., is a
     -------------------------------------------------------------------
matter commenced in July 1993 in the 134th Judicial District Court of Dallas County, Texas, by Thomas Reid against North American Gold Corp., which was the corporate predecessor of NAT, a wholly owned subsidiary of the Company. Mr. Reid alleges in his complaint that he was denied the right to purchase 150,000 shares of stock of North American Gold Corp. for $.50 per share. Mr. Reid sued for conveyance of the stock or alternatively for damages, plus attorneys' fees. Mr. Reid's claim is based upon a letter dated July 17, 1991, purportedly signed by Mr. Robert Ciccarelli as President of Karr Capital, an unrelated Canadian corporation. Discovery is ongoing, and management cannot evaluate the Company's exposure at this time.

     North American Technologies Group, Inc. v. BioTrace International, Inc. is
     -----------------------------------------------------------------------
an arbitration proceeding before the American Arbitration Association. On January 15, 1992, the Company entered into a License Agreement with BioTrace International, Inc. ("BioTrace") wherein the Company received the exclusive rights to purchase a certain propriety stabilized enzyme. Pursuant to the License Agreement, 90,000 shares of Common Stock of the Company were placed into escrow for the benefit of BioTrace. During the second quarter of 1993, management of the Company discovered that BioTrace had violated the agreement by selling the enzyme to competitors of the Company. In response to this violation, and because the enzyme proved to be ineffective, the Company terminated the agreement.

     In September 1993, BioTrace brought suit against the escrow agent in the Federal District Court for the Northern District of Illinois in Chicago seeking delivery of the 90,000 shares of Common Stock of the Company which were being held in escrow pursuant to the License Agreement. The escrow agent brought the Company into the case as a third-party defendant. In March 1994, the Company was successful in terminating the federal court proceeding and compelling arbitration before the American Arbitration Association. In addition to vigorously defending itself against the claim of BioTrace, the Company is requesting reimbursement of approximately $200,000 which was previously forwarded to BioTrace, return of the 90,000 shares of Company Common Stock, and other consequential damages. The arbitration proceedings were completed in February 1996 and the Company is awaiting the arbitrators' decision.

     North American Technologies Group, Inc. and North Environmental Group, Inc.
     ---------------------------------------------------------------------------
v. James E. Impero, Robyn Impero, Val Weaver and The Impero Family Trust.  On
- ------------------------------------------------------------------------
April 10, 1995, the Company and its subsidiary, North American Environmental Group, Inc., filed a lawsuit in the District Court of Harris County, Texas against James Impero, a former officer and director of the Company and Val Weaver, an officer of a subsidiary of the Company. The Company is seeking a temporary injunction, permanent injunction and substantial monetary damages based on claims against Mr. Impero which include breaches of his fiduciary duties of care, loyalty and obedience, tortious acts against the Company and defamation of the Company's business reputation. The Company's claims against Mr. Weaver include the breach of his fiduciary duties of care, loyalty and tortious acts against the Company based on his alleged aid to Impero in many of Impero's activities. The Company alleges that Mr. Impero usurped corporate opportunities, diverted business from the Company, and subsequent to his resignation, he has made damaging statements about the Company. In apparent response to this lawsuit, Mr. Impero and Mr. Weaver each filed a lawsuit against the Company and other parties in June 1995 in the U.S. District Court in Maryland. Mr. Weaver also filed a lawsuit against the Company in a state court in Maryland. The lawsuit filed by Mr. Impero has been dismissed. The lawsuit filed by Mr. Weaver in the U.S. District Court in Maryland has been remanded to Texas. No activity in the lawsuit filed in Maryland state court has occurred pending an appeal by Mr. Weaver's attorney.

     If the foregoing litigation is decided against the Company, it could have a material adverse effect on the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
- ------------------

     The Company's Common Stock is traded on the over-the-counter market and listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by the National Quotation Bureau.

                             High Bid                 Low Bid
                             --------                 -------
1994
- ----

First Quarter                  $5.25                   $3.00
Second Quarter                  4.25                    2.50
Third Quarter                   3.25                    1.25
Fourth Quarter                  2.75                    1.25

1995
- ----

First Quarter                  $3.125                  $1.625
Second Quarter                  1.94                     .94
Third Quarter                   1.50                     .813
Fourth Quarter                  1.03                     .46

_________________________

HOLDERS
- -------

     Records of the Company's stock transfer agent indicate that as of March 31, 1996, the Company had approximately 340 record holders of its Common Stock. A significant number of the shares of the Company are held by financial institutions in "street name." Inquiry of brokerage sources leads management to believe that it is likely that the Company has more than 2,300 stockholders.

DIVIDENDS
- ---------

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth historical financial information for the Company and should be read in conjunction with the Financial Statements and the Notes thereto and

Management's Discussion and Analysis of Financial Condition and Results of Operations which are contained elsewhere in this Report.

                            YEAR           YEAR             YEAR            YEAR          YEAR        PRO FORMA
                            1991         1992(1)            1993            1994          1995       YEAR 1995(2)
REVENUE                 $-0-          $-0-            $269,073          $1,945,697    $2,642,735    $2,642,735
NET LOSS                $(376,735)    $(2,481,206)    $(1,503,502)      $(4,936,330)  $(7,340,240)  $(7,340,240)
NET LOSS PER SHARE      $(.04)/(3)/   $(.37)          $(.25)            $(.35)        $(.40)        $(.40)
TOTAL ASSETS            $987,447      $2,383,445      $6,515,883/(4)/   $8,190,677    $7,884,719    $13,453,469
STOCKHOLDERS' EQUITY    $713,517      $1,648,155      $4,272,312        $5,007,443    $1,086,810    $10,505,560
LONG TERM DEBT          $-0-          $250,000        $462,500          $500,000      $3,535,461    $835,461

1. Selected financial data of the Company for the periods after 1991 are after recapitalization.
2. After giving effect to the issuance of the Series E and F Convertible Preferred Stock issued in March and April 1996; reflects payment of debt obligations of $1,050,000 from the net proceeds.
3.   Figures based on one for fifteen reverse stock split.
4. Increase over prior period is principally due to the exercise of options for NAT Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BASIS OF PRESENTATION

     Prior to the acquisitions in 1995 of EET, IPF and GAIA, the Company was a development stage company engaged in the development, acquisition and application of technologies in the environmental and energy industries. Until such acquisitions, the Company had limited revenues, consisting primarily of payments for demonstration projects.

     The Company ended its development stage status by virtue of its acquisitions on March 7, 1995 of EET, on June 30, 1995 of IPF, and on December 29, 1995 of GAIA. EET's TechXTract(TM) Process has been used in over 200 successful projects and has generated for EET revenues of approximately $1,900,000 from its inception through December 31, 1995. In addition, EET generated revenues of approximately $1,500,000 from environmental services in the same period which were not related to the TechXTract(TM) Process. IPF generated revenues of approximately $1,400,000 from its inception through December 31, 1995. GAIA's patented process for manufacturing products from recycled rubber began generating revenues for the Company in the first quarter of 1996.

     The acquisitions of EET and IPF were accomplished through mergers pursuant to which an aggregate of 3,070,729 shares of the Company's Common Stock and 71,000 common stock purchase warrants were issued to former EET and IPF security holders. The acquisition of substantially all the assets of GAIA was accomplished for the following consideration: (a) issuance of 1,666,667 shares of the Company's Common Stock, (b) payment of $305,500 in cash, (c) the issuance of a 90-day promissory note by the Company in the principal amount of $1,050,000, (d) forgiveness of certain debt obligations (together with all interest owed thereon) owed by GAIA to the Company of approximately $1,881,400; and (e) assumption of approximately $194,000 in account payable obligations.

     The acquisitions of EET and IPF have been accounted for as poolings-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts of EET and IPF from their respective dates of inception, August 1993 and January 1994. The acquisition of GAIA has been accounted for under the purchase method of accounting. Accordingly, the consolidated results of operations of the Company do not include the operations of GAIA, which will be included in future results of operations from the effective date of the acquisition, December 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through private placements of its equity securities and convertible debentures, short-term loans and proceeds received from the exercise of its warrants and options to acquire its securities. The Company continued to use the placement of such securities during 1995 and through April 8, 1996 to generate the cash needed to fund its operating losses and capital requirements, and to complete the acquisition of GAIA. Specifically, during 1995 the Company used net cash of $4,333,000 for operating activities and $3,440,000 for investing activities, while the net cash proceeds from financing activities was $4,840,000. The debt and equity transactions for 1995 and through April 8, 1996 are described below.

COMMON STOCK
- ------------

     The Company received net proceeds of approximately $2,110,000 from the sale of the Company Common Stock throughout 1995.

13 1/2% CONVERTIBLE SUBORDINATED NOTES
- --------------------------------------

     In September 1995, the Company received cash proceeds of $2,700,000 from the placement of its convertible subordinated notes (the "Notes") and warrants to acquire 2,700,000 shares of the Company's Common Stock (the "Note Warrants"). The Notes bear interest at 13 1/2% per annum, which is payable semi-annually but may be deferred during the first three years at the option of the Company. The principal amount of the Note plus the deferred interest, if any, is convertible at the option of the holders into shares of the Company's Common Stock at a conversion price of $1.00 per share, subject to certain adjustments, at any time after September 22, 1996 and prior to maturity on September 22, 2000. Repayment of the unconverted portion of the principal amount is due in one balloon payment on September 22, 2000. The indebtedness evidenced by the Notes is subordinated to certain existing and future indebtedness of the Company.

     On April 8, 1996, the Notes and the Note Warrants were converted into 27,000 shares of the Company's Series F Convertible Preferred Stock ("Series F Shares") and new warrants to purchase 2,700,000 shares of the Company's Common Stock. See discussion below. The Company elected to defer the interest payment relating to the Notes that was due on March 22, 1996. However, interest of approximately $198,000 (which includes the deferred interest) was paid to the note holders on April 8, 1996 in conjunction with the conversion into the Series F Shares.

     Approximately $1,035,000 of the net proceeds received from the Notes was used to fund a loan to GAIA prior to its acquisition on December 29, 1995. This loan was forgiven as part of the purchase price consideration.

SERIES D CONVERTIBLE PREFERRED STOCK
- ------------------------------------

     On December 28, 1995, the Company received net proceeds of $750,000 from the issuance of 30 shares of Series D Convertible Preferred Stock ("Series D Shares"). The holders of the Series D Shares are entitled to dividends, payable quarterly at a per annum rate of $3,750 per Series D Share and certain liquidation preferences. At the option of the holder, the Series D Shares may be converted into the Company's Common Stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price, as defined, of the Company's Common Stock, or (b) $.875 per share. One-third of the Series D Shares were converted in mid-March 1996 into 414,800 shares of the Company's Common Stock. Another one-third can be converted in mid-April 1996, with all remaining Series D Shares available for conversion by the end of May 1996. At March 31, 1996, the Company owed dividends of approximately $28,000 to the holders of the Series D Shares.

     Approximately $305,500 of the proceeds received from the Series D Shares was used to complete the acquisition of GAIA on December 29, 1995.

SERIES E CONVERTIBLE PREFERRED STOCK
- ------------------------------------

     In February and March 1996, the Company received net proceeds of $1,218,750 from the issuance of 50 shares of Series E Convertible Preferred Stock ("Series E Shares"). The holders of the Series E Shares have certain liquidation preferences and are not entitled to any dividends. At the option of the holder, the Series E Shares may be converted into the Company's Common Stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price, as defined, of the Company's Common Stock, or (b) $1.50 per share. One-fourth of the Series E Shares can be converted after August 1996, with another one-fourth available for conversion every three months thereafter.

SERIES F CONVERTIBLE PREFERRED STOCK
- ------------------------------------

     On April 8, 1996, the Company issued 82,000 share of Series F Convertible Preferred Stock ("Series F Shares") and warrants to acquire 8,200,000 shares of the Company's Common Stock (the "Series F Warrants"). Cash proceeds of $5,500,000 was received for 55,000 Series F Shares and 5,500,000 Series F Warrants. The remaining 27,000 Series F Shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of the Notes and the Note Warrants. See discussion above. The Series F Warrants have an exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004.

     Dividends accrue on the Series F Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue dividend payments during the first three years, in which case, each holder may elect to receive payment of the dividend in the form of additional Series F Shares. The holders of the Series F Shares have certain liquidation preferences. The Series F Shares may be converted into Company Common Stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. On or after April 8, 2001, the Series F Shares can be converted at the holder's option at the lower of (a) the then-current conversion price, or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's Common Stock. The Company may redeem the Series F Shares at face value on or after April 8, 2004.

     Each Series F Share entitles the holder thereof to the number of votes equal to the number of shares of Common Stock into which such Series F Share may be converted from time to time. In addition, the Company has agreed to cause its Board of Directors to be increased to nine positions, four of which may be filled by nominees selected by the holders of the Series F Shares.

     The preferred stock purchase agreement and the certificate of designation for the Series F Shares contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F holders to convert their shares into the Company's Common Stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control the remedies allow the Series F holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's Common Stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

     Of the proceeds received from the Series F Shares, $1,050,000 was used to repay the outstanding principal balance on the note issued on December 29, 1995 to GAIA Holdings, Inc. related to the acquisition of the assets of GAIA. The Company has an additional 18,000 Series F Shares that are authorized and could be issued for consideration of $1,800,000 under the same terms and conditions through May 15, 1996.

     As a result of the financing transactions described above, the Company believes it has sufficient cash available to finance the Company's operations during 1996. As shown in the pro forma balance sheet, as of December 31, 1995, the Company had a pro forma cash balance of $5,902,000, pro forma working capital of $5,337,000 and pro forma stockholders' equity of $10,505,000. Depending upon the availability of traditional secured debt financing for both working capital and capital expenditures, and the amount of cash needed to consummate future acquisitions, if any, the cash received from these equity placements could provide operating capital through 1997.

TRANSACTIONS RELATING TO EURO SCOTIA FUNDING LIMITED
- ----------------------------------------------------

     In April 1993, the Company had invested $2,554,859 with Euro Scotia Funding Limited (ESF) in exchange for a secured note receivable, which the Company could call upon thirty days notice to ESF. Through April 1994, income from the note was generated from the management, by ESF, of investments in various margin transactions involving U.S. and other governmental debt securities, currency forward exchange contracts and certain corporate debt and equity securities. Under the terms of the note, the Company and ESF shared equally in trading profits. For the years ended December 31, 1995, 1994 and 1993, the Company recognized interest income totaling $283,966, $85,832 and $523,623, respectively, and trading profits for the years ended December 31, 1994 and 1993, totaling $512,312 and $2,169,672, respectively.

     Effective December 31, 1994, the Company renegotiated the terms of the note receivable from ESF. Under the new agreement, ESF was to repay the note in ten semi-annual installments of $327,885, plus interest at 10% per annum, commencing July 1, 1995. ESF elected, as permitted under the agreement, to prepay as of December 31, 1994 the earliest payments using the amounts owed to it by the Company for borrowings under the line of credit agreement and for services rendered. At December 31, 1994, the face value of the original note plus accrued interest receivable totaled $3,278,857, borrowings under the line of credit plus accrued interest payable totaled $356,473, and amounts owed to ESF for services totaled $121,621. The net balance of $2,800,763 was reflected on the consolidated balance sheet at December 31, 1994.

     The note was to be collateralized by $3,200,000 in U.S. Treasury obligations held by a third-party brokerage firm for the benefit of the Company. ESF had signed an irrevocable power of attorney to the Company giving it the ability to seize the collateral in the event of a default, provided that such default was not cured within thirty days after written notice. In addition, there were irrevocable instructions provided to the brokerage firm stating that ESF would be allowed to trade the securities constituting the collateral. However, the securities had to be substituted with U.S. treasuries, and the value of such securities could not fall below the lesser of $3,200,000 or 110% of the outstanding principal balance on the note.

     The semi-annual payment due January 1996, in accordance with the note agreement was not paid by ESF. During the fourth quarter of 1995, the Company learned that the brokerage firm that holds the collateral for the ESF note and an affiliate of ESF were named as defendants in a lawsuit filed by the Florida Department of Insurance in which it is alleged, among other things, that such brokerage firm issued false account confirmations. The Company also learned that such brokerage firm has applied for withdrawal as a registered broker/dealer in a number of states, including the state in which such securities were to have been held.

     In early 1996, the Company also learned that the United States Securities and Exchange Commission sought and was granted in late December 1995, a temporary restraining order against certain affiliates of ESF in the United States District court for the District of Colorado that, among other things, froze investor funds of the defendants and certain of their affiliates, and required each such party to prevent the disposition, transfer or other disposal of any of their funds or other assets then held by them, under their control or over which they exercise investment or other authority.

     After learning of the lawsuit, the Company unsuccessfully attempted to gain reliable information about the existence and value of the securities that were to have been held for the Company's benefit in connection with the ESF note. Accordingly, as of December 31, 1995, the Company decided to write-off the note receivable of $2,800,763 and accrued interest recognized during 1995 of $283,966, for a total loss of $3,084,729.

     The Company has made demand for payment of the ESF note, in accordance with the agreement and is exploring other legal remedies available against ESF and the brokerage firm charged with holding the collateral for the note.

ACQUISITIONS
- ------------

     During 1995 the Company completed three acquisitions: EET, IPF and GAIA. The aggregate consideration paid for these acquisitions was (a) 4,737,396 shares of the Company's Common Stock; (b) $305,500 cash; (c) forgiveness of amounts due to the Company of $1,881,400; (d) issuance of a 90-day promissory note of $1,050,000; (e) 71,000 warrants to purchase Company Common Stock; and (f) assumption of approximately $194,000 in account payable obligations. In addition, as a result of the acquisition of EET, the Company advanced cash to EET for it to repay certain outstanding debt obligations totaling $612,500. The Company also redeemed EET's outstanding preferred stock of $305,000.

     Simultaneous with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement with TieTek, Inc. ("TieTek")., a newly formed corporation owned by three individuals, two of whom are officers of the Company's new subsidiary, GAIA Technologies, Inc. Pursuant to this agreement, the Company is obligated to lend up to $1,500,000 (the "Crosstie Loan") to TieTek for it to use in the development of an alternative railroad crosstie manufactured from recycled rubber using GAIA's patented and proprietary technologies. Amounts advanced to TieTek bear interest at 10%, and are due two years after the earlier of (a) the date on which the Company provides notice to TieTek that it will not exercise its option to purchase all the capital stock of TieTek (the "Crosstie Purchase Option"), or (b) the expiration of the Crosstie Purchase Option Period, which is a two year period unless extended by one year upon the occurrence of certain events. The consideration for acquiring TieTek utilizing the Crosstie Purchase Option would be the forgiveness of all the then-outstanding indebtedness under the Crosstie Loan and payment of certain royalties based on certain products sold by TieTek over a fifteen-year period. As of December 31, 1995, the Company had advanced $220,000 under the Crosstie Loan. The Crosstie Loan is collateralized by a pledge of, and a lien on, all of TieTek's assets and capital stock, and 666,667 shares of the Company's Common Stock.

OTHER
- -----

     In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13% per annum, requires monthly payments of $5,700 and matures in January 1999. Proceeds from the note were used by IPF to purchase a machine for fabricating wyes, tees and els. The equipment purchased serves as collateral for the note.

     The Company entered into an agreement with its former Chairman of the Board in July 1995, as amended in December 1995, which provides for, among other things, a payment of $250,000 in settlement of his five-year employment contract, payable in bi-weekly installments of $11,538 beginning in January 1996.

     The Company is a defendant in several legal actions which, if decided against the Company, could have a material adverse effect on the financial condition of the Company.

NEW ACCOUNTING PRONOUNCEMENTS
- -----------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS No. 121 requires, among other things, that impairment losses on assets to be held and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 1995 ("1995") AND DECEMBER 31, 1994
("1994")

     The total net loss for 1995 of $7,340,000 reflects an increase of $2,404,000 from the 1994 net loss of $4,936,000. This increase in net loss occurred despite an increase in revenues and gross profits due to an increase in selling, general and administrative expenses and an increase in other expenses. Specifically, revenues increased $697,000, generating an increase in gross profits of $131,000; selling, general and administrative expenses increased $1,313,000; research and development expenses decreased $910,000; and other expenses increased $2,249,000, each as described in detail below.

REVENUES
- --------

     The increase in revenues of $697,000 in 1995 reflects increased sales volume by both IPF and EET. IPF's growth in monthly shipments is reflected in its revenue increase of $400,000. EET contributed to the balance of the revenue growth by increasing sales of its services $297,000 in 1995. Revenue increases are attributable to increased marketing efforts undertaken in 1995 by each of the Company's principal operating units. Prices for the Company's products and services remained stable during 1995. The Company expects revenues to increase significantly in 1996 due to the commencement in the first quarter of commercial sales of GAIA's air conditioning condenser support pads and increased management attention to marketing now that the Company's business restructuring is substantially complete. While market acceptance of the support pad is encouraging, such revenues may be limited by plant capacity. Furthermore, the Company's revenues from its TechXTract(TM) Process remain subject to uncertainties caused by the difficulties associated with the project nature of its past business strategy and with marketing to governmental units such as the Department of Energy. As a result, the Company is evaluating additional opportunities for commercial revenues of the TechXTract(TM) Process.

GROSS PROFIT
- ------------

     Although revenues increased 36%, the gross profit percentage decreased from 41% in 1994 to 35% in 1995. This decrease in gross profit was due primarily to lower margins experienced earlier in 1995 by EET which resulted from higher than anticipated out-of-town expenses and contract labor costs on certain projects undertaken and completed by EET in 1995 as compared with 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

     Selling, general and administrative expenses increased $1,313,000 during 1995 compared with 1994 primarily as a result of the effect of increased legal fees, the expenses associated with the management restructuring completed in 1995, and the addition of new officers to the Company, each as described below.

     Legal fees increased $550,000 in 1995, reflecting the effect of increased outside counsel costs and other direct expenses associated with management's decision to actively pursue the resolution of several outstanding lawsuits, including the arbitration hearings that concluded in February 1996 relating to Bio Trace International, Inc. and the activity early in 1995 relating to the lawsuit against a former officer and director of the Company. Neither of these lawsuits should contribute significantly to legal expenses in 1996. Another factor for the increase in fees relates to the acquisition of EET and IPF. Since each acquisition was accounted for as a pooling-of interest, all related costs were expensed in the consolidated statement of loss for 1995.

     Restructuring costs attributed to an increase of $500,000 in 1995. This consisted of the one-time accruals and or payments for the following: (a) $250,000 for settlement of the five-year employment contract of the former Chairman of the Company; (b) $100,000 in severance costs for seven employees no longer with the Company; (c) $50,000 in facility closing costs or for the termination of equipment rental contracts; and (d) $100,000 in consulting contracts and related expenses that were terminated in 1995.

     The Company also employed two new officers in late March and early April 1995. Including relocation costs and prorated salary amounts, the addition of these employees accounted for an increase of approximately $250,000 in 1995.

RESEARCH AND DEVELOPMENT EXPENSES
- ---------------------------------

     Research and development expenses decreased $910,000 in 1995 due primarily as a result of decreased lab testing fees and the termination or completion of various consulting arrangements. Research and development expenses should continue to decrease in 1996 to reflect management's focus on the commercialization of its existing products. However, the Company is expecting to spend in excess of $350,000 a year on research and development to support the Company's technologies.

OTHER INCOME AND EXPENSE
- ------------------------

     Other income and expense increased from expense of $864,000 in 1994 to expense of $3,112,000 in 1995. This was primarily due to the write-off of the ESF note receivable and related accrued interest totaling $3,804,729 and the related decrease in investment income from $512,000 to $0 for the same periods. See Liquidity and Capital Resources for discussion relating to the ESF note receivable.

DISCONTINUED OPERATIONS
- -----------------------

     Discontinued operations for 1994 reflect the results of operations for the analytical services division of EET which was discontinued in July 1994. Accordingly, no loss from discontinued operation was incurred in 1995.

ANALYSIS OF YEARS ENDED DECEMBER 31, 1994 ("1994") AND DECEMBER 31, 1993
("1993")

     The total net loss for 1994 of $4,936,000 reflects an increase of $3,433,000 from the 1993 net loss of $1,503,000. This increase in loss occurred despite increased revenues and gross profits and decreased expenses due to the significant decrease in other income. Specifically, revenues increased $1,677,000, generating an increase in gross profits of $700,000; expenses decreased $15,000; other income decreased $4,025,000; and loss from discontinued operations increased $124,000. These changes are addressed individually below.

REVENUES AND GROSS PROFIT
- -------------------------

     The increase of $1,677,000 in 1994 reflects increased revenues from a full year of operations of EET in 1994 compared with only four months in 1993, and the operations of IPF which began its business in January 1994. The increase in sales volume from 1993 to 1994 generated an increase in gross profit for 1994 of $700,000. The gross profit percentage increased from 35% in 1993 to 41% in 1994, reflecting improved margins from EET during its first full year of operations.

EXPENSES
- --------

     Expenses decreased $15,000 in 1994, consisting of an increase in selling, general and administrative expenses of $305,000 and a decrease in research and development expenses of $320,000.

OTHER INCOME AND EXPENSE
- ------------------------

     Other income and expense decreased $4,025,000 from income of $3,161,000 in 1993 to expense of $864,000. Of this decrease, (a) $2,068,000 can be attributed to a reduction in investment income and interest income relating to the Company's investment with ESF, as discussed under Liquidity and Capital Resources; (b) $1,200,000 relates to the change from recognition of $600,000 income in 1993 from the sale of marketing rights to the recognition of $600,000 as write-off of investment in 1994 when the stock received in consideration for the marketing rights was determined to be worthless; and (c) $751,000 relates to the increase in loss from the abandonment of mining properties in 1994.

DISCONTINUED OPERATIONS
- -----------------------

     In 1994, EET entered into a formal plan to dispose of its analytical operations. These discontinued operations contributed to a loss of $116,000 in 1994, compared to a gain of $7,000 in 1993.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included in Items 14(a) and
(b) of this Report and are incorporated by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS
- --------------------------------

     The Directors and Executive Officers of the Company are listed below.

Name                             Age         Position
- ----                             ---         --------
Tim B. Tarrillion                 45         Chief Executive Officer, President
                                             and Director of the Company

Donovan W. Boyd                   42         Senior Vice President, Chief
                                             Operating Officer and Director of
                                             the Company

David M. Daniels                  39         Executive Vice President,
                                             Secretary and Director of the
                                             Company; and President of IPF

Judith Knight Shields             38         Senior Vice President-Finance,
                                             Chief Financial Officer and
                                             Treasurer of the Company

     All directors of the Company hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. There are currently no committees of the Board. Executive officers hold office at the pleasure of the Board of Directors.

BIOGRAPHIES
- -----------

TIM B. TARRILLION

     Mr. Tim B. Tarrillion became Chief Executive Officer, President and a Director of the Company on March 7, 1995. Mr. Tarrillion was most recently the President and Founder of EET. Prior to starting EET, Mr. Tarrillion was co-founder, President and Chief Operating Officer of EnClean, Inc., a public company which was listed on NASDAQ. EnClean provided industrial and environmental cleaning services to companies in the refining, petrochemical, steel, paper and utility industries. After growing to over $100 million in revenue with 40 locations nationwide, EnClean was bought by and merged into Rust International in 1993.

     Mr. Tarrillion holds an MBA from Harvard University and a Masters Degree and Bachelors Degree in Chemical Engineering from Rice University. Mr. Tarrillion has significant experience in the environmental field. Mr. Tarrillion received the 1991 Merrill Lynch, Inc. Magazine's Entrepreneurial award for the Houston area in connection with his role in building EnClean from $1 million in sales in 1984 to more than $100 million in 1992.

DONOVAN W. BOYD

     Mr. Donovan W. Boyd joined the Company as Senior Vice President in April 1995, and was appointed Chief Operating Officer in July, 1995. Prior to his position with the Company, Mr. Boyd was Vice President of Sales and Marketing for the Industrial Services division of Rust International. In that capacity he was responsible for more than $400 million in annual sales throughout the United States. Before Rust, Mr. Boyd was a Regional Vice President with EnClean, Inc. He holds a Bachelor's Degree in Chemical Engineering from Tulane University and an MBA from Harvard University.

DAVID M. DANIELS

     Mr. David M. Daniels joined the Company in July 1994, after working with the Company as a consultant for several years. He currently holds the position of Executive Vice President, Secretary and Director. Mr. Daniels also serves as President of IPF. Prior to his current position with the Company, Mr. Daniels was employed by Dean Witter Reynolds for 10 years, of which he held the position of Vice President for 8 years. Mr. Daniels holds a Bachelors Degree in Finance from the University of Houston, as well as an Associate Degree from Georgia Military Academy.

JUDITH KNIGHT SHIELDS

     Ms. Judith Knight Shields joined the Company in March 1995. Ms. Shields currently holds the position of Senior Vice President-Finance, Chief Financial Officer and Treasurer. Prior to her current position with the Company, Ms. Shields was Vice President of Mergers and Acquisitions and subsequently Controller, with EnClean, Inc. Her ten years of experience prior to joining EnClean, Inc. were in public accounting and venture capital. She graduated summa cum laude from Texas A&M University with a Bachelors Degree in Accounting and is a Certified Public Accountant.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
- ----------------------------------------

     To the best of the Company's knowledge, there have been no events under any state or federal bankruptcy laws, no criminal proceedings, no judgments, orders, decrees or injunctions entered against any officer or director, and no violations of federal or state securities or commodities laws material to the ability and integrity of any director or executive officer during the past five years .

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
- -------------------------------------------------

     To the knowledge of the Company, each of the Company's directors, executive officers and 10% beneficial owners has complied with the requirements of Section 16(a) of the Securities and Exchange Act of 1934 except that Mr. Tarrillion, Mr. Boyd and Ms. Shields each were one month late in filing their Form 4 upon the amendment of their respective stock option agreements in December 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth a summary of the compensation paid or accrued for the years 1993 through 1995 by the Corporation to or for the benefit of the named executive officers.

                        SUMMARY COMPENSATION TABLE/(1)/

====================================================================================================================================
                                                                                       Long Term Compensation
                                                                               ------------------------------------
                                                Annual Compensation                     Awards           Payouts
- ------------------------------------------------------------------------------------------------------------------------------------
      Name                                                           Other
      and                                                            Annual     Restricted      Stock                    All Other
    Principal                                                       Compen-       Stock        Options/       LTIP        Compen-
    Position               Year(s)       Salary($)      Bonus($)   sation($)    Award(s)($)     SARS (#)    Payouts($)   sation($)
- ------------------------------------------------------------------------------------------------------------------------------------
 John Parrott/(2)/            1995         101,205         -       75,000/(3)/       -               -           -            -

 Former Chairman and          1994         150,000         -                 -       -         300,000           -            -
 Director                     1993               -         -                 -       -               -           -            -
- ------------------------------------------------------------------------------------------------------------------------------------
 Tim B. Tarrillion/(4)/       1995         146,537         -       25,000/(5)/       -         500,000           -            -

 Chief Executive Officer,     1994               -         -                 -       -               -           -            -
 President and Director       1993               -         -                 -       -               -           -            -
- ------------------------------------------------------------------------------------------------------------------------------------
 David M. Daniels/(6)/        1995         130,529         -                 -       -         200,000           -            -

 Executive Vice President,    1994         125,000         -                 -       -         300,000           -            -
 Secretary and Director       1993          60,000         -                 -       -               -           -            -
- ------------------------------------------------------------------------------------------------------------------------------------
 Donovan W. Boyd              1995     98,655/(7)/         -                 -       -         300,000           -       26,417/(8)/

 Senior Vice President, COO   1994               -         -                 -       -               -           -            -
                              1993               -         -                 -       -               -           -            -
- ------------------------------------------------------------------------------------------------------------------------------------
 Judith K. Shields            1995     92,308/(9)/         -                 -       -         300,000           -            -

 Senior Vice                  1994               -         -                 -       -               -           -            -
 President-Finance CFO and    1993               -         -                 -       -               -           -            -
 Treasurer
====================================================================================================================================

________________________________

/(1)/ Based upon the fiscal years ended December 31, 1995, 1994 and 1993. /(2)/ Mr. Parrott resigned as Chairman and Director on July 28, 1995.
/(3)/ Payment of $15,000 a month for consulting services in August through December 1995.
/(4)/ Mr. Tarrillion became Chief Executive Officer, President and a Director of the Company on March 7, 1995.
/(5)/ Payments received in January and February 1995 as a consultant to the Company.
/(6)/ Mr. Daniels became a Director during August 1994 and became an Executive Vice President, and Secretary of the Company during January 1995.
/(7)/  Mr. Boyd's employment began on April 1, 1995.
/(8)/  Payments made to relocate Mr. Boyd to Houston, Texas.
/(9)/  Ms. Shield's employment began on March 20, 1995.

                                 STOCK OPTIONS

     The following table sets forth for each of the named executive officers regarding the grant of stock options by the Company in the 1995 fiscal year and their potential realizable values. No stock appreciation rights have been granted to employees.

- ---------------------------------------------------------------------------------------------------------
                                  Option Grants in the 1995 Fiscal Year
- ---------------------------------------------------------------------------------------------------------
                                                                                   Potential
                                                                              Realizable Value at
                                                                                 Assumed Annual
                                                                              Rates of Stock Price
                                                                                  Appreciation
                          Individual Grants                                     for Option Term
- ---------------------------------------------------------------------------------------------------------
                                      % of
                        No. of       Total
                      Securities    Options
                      Underlying   Granted to   Exercise
                       Options     Employees    or Base
                       Granted     in Fiscal     Price     Expiration     5% (Price         10% (Price
Name                     (#)          Year       ($/Sh)       Date          = $.82           = $1.25
- --------------------------------------------------------------------------------------------------------------
All stockholders         N/A          N/A          $          N/A      $19,200,000/(1)/  $29,300,000/(1)/
- --------------------------------------------------------------------------------------------------------------
John Parrott                 0           0          0           0                0                 0

Tim B. Tarrillion      400,000         16%       2.50        2004        1,550,000         2,360,000
                       100,000          4%       1.00        2001          134,000           177,000

Daniel D. Daniels      200,000          8%       2.50        2004          775,000         1,180,000

Donovan W. Boyd        200,000          8%       2.50        2004          775,000         1,180,000
                       100,000          4%       1.00        2001          134,000           177,000

Judith K.  Shields     200,000          8%       2.50        2004          775,000         1,180,000
                       100,000          4%       1.00        2001          134,000           177,000
- --------------------------------------------------------------------------------------------------------------

_________________________

/(1)/ The aggregate value of the 23,477,285 outstanding shares of Common Stock of the Company on December 31, 1995, assuming a share price of $.53 on December 29, 1995, was approximately $12,400,000. If the Common Stock appreciates at a compound rate of 5% per year over the option term, the aggregate value of all such shares would be approximately $19,200,000, an increase of $6,800,000 for all stockholders. Similarly, if the Common Stock appreciates at a compound rate of 10% per year over the nine-year option term, the aggregate value of all such shares would be approximately $29,300,000, an increase of $16,900,000 for all stockholders. The purpose of providing this information is to indicate the total potential stockholder gain over the term of the options comparable to the potential gain shown for the options.

     The following table sets forth for each of the named executive officers information regarding stock options exercised by such officers during the 1995 fiscal year, together with the number and value of stock options held at 1995 fiscal year-end, each on an aggregated basis.

- ------------------------------------------------------------------------------------------
                 Aggregated Option Exercises in the 1995 Fiscal Year
                          and Fiscal Year-End Option Value
- ------------------------------------------------------------------------------------------
                                                                        Value of
                                                    Number of          Unexercised
                                                   Unexercised         In-the-Money
                       Number of                   Options at           Options at
                        Shares                   Fiscal Year-End    Fiscal Year-End/(1)/
                                                 ---------------    --------------------
                       Acquired       Value        Exercisable/         Exercisable/
      Name           on Exercise     Realized     Unexercisable        Unexercisable
- ------------------------------------------------------------------------------------------
John Parrott                 --         --            300,000/0              --

Tim B. Tarrillion            --         --            0/500,000              --

David M. Daniels             --         --      120,000/380,000              --

Donovan W. Boyd              --         --            0/300,000              --

Judith K. Shields            --         --            0/300,000              --
- ------------------------------------------------------------------------------------------

_________________

/(1)/ Market value of underlying securities at year-end ($.53), minus the exercise price.


EMPLOYMENT AGREEMENTS
- ---------------------

     In February 1995, the Company entered into employment agreements with Mr. Tarrillion, Mr. Boyd, Mr. Daniels and Ms. Shields.

     Mr. Tarrillion's employment agreement provides for a base salary of $180,000, plus bonuses and cost of living increases, and stock options to purchase 500,000 shares of the Company's Common Stock which vest over four years commencing on March 31, 1996. His agreement has a term of five years.

     Mr. Boyd's employment agreement provides for a base salary of $135,000, plus bonuses and cost of living increases, as well as options to purchase 300,000 shares of the Company's Common Stock which vest over a period of four years commencing March 31, 1996. His agreement has a term of five years.

     Mr. Daniels' employment agreement provides for a base salary of $135,000, plus bonuses and cost of living increases, as well as options to purchase 200,000 shares of the Company's Common Stock which vest over a period of four years commencing March 31, 1996. His agreement has a term of five years.

     Ms. Shields' employment agreement provides for a base salary of $120,000, plus bonuses and cost of living increases, as well as options to purchase 300,000 shares of the Company's Common Stock which vest over a period of four years, commencing on March 31, 1996. Her agreement is for a term of five years.

STOCK OPTIONS AND WARRANTS
- --------------------------

     The Company presently has no formal stock option plan. However, through December, 1995 the Company has granted options to purchase 4,900,000 shares of the Company's common stock. Of these 3,550,000 are outstanding to current and former employees, have option prices ranging from $1.00 to $2.50, vest 20% to 25% per year, and have terms ranging from four to five years after vesting. The remaining options were granted to current or past note holders or consultants. Options to purchase 600,000 shares relate to one certain note agreement, have option prices ranging from $1.50 to $2.50, and expire in November 1997. The remaining options have prices ranging from $.75 to $1.75 and expire September 1996 through September 1999.

     Included in these options to employees are 1,900,000 granted to current or former directors of the Company and 300,000 granted to other executive officers of the Company.

     In addition, at December 31, 1995, the Company has outstanding warrants to purchase approximately 5,280,000 shares of the Company's common stock. These originated from debt and equity placements, the merger with EET, and certain consulting arrangements. Of these warrants, 2,700,000 have a $1.00 warrant price and expire in September 2000; 1,900,000 have a $2.00 warrant price and expire in December 1997; 200,000 have a warrant price of $1.50 and expire July 1998 through December 1999; 75,000 have a warrant price of $2.25 and expire in June 1996; 75,000 have a warrant price of $3.30 and expire in April 1996; 50,000 have warrant prices of $4.50 to $6.00 and expire in January 1998; 130,000 have a warrant price of $.75 and expire in December 1998; and 150,000 have a warrant price of $1.00 and expire in August 1998.

     In connection with the issuance of the Series E Convertible Preferred Stock in March 1996, the Company issued 250,000 warrants with an exercise price of $1.00 that expire in 1999. In connection with the issuance of the Series F Convertible Preferred Stock in April 1996, the Company issued 8,200,000 warrants with an exercise price of $1.00 that expire in 2004. Of these warrants, 5,500,000 were new and 2,700,000 were issued in exchange for 2,700,000 warrants that were surrendered as part of the transaction.

DIRECTORS' FEES
- ---------------

     The directors of the Company receive no fees or other compensation in connection with their service as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the securities holdings of all persons which the Company, by virtue of filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding common stock as of December 31, 1995. Also set forth in the table is the beneficial ownership of all of the Company's outstanding common stock as of such date by all officers and directors, individually and as a group.

                                               Amount and Nature
                                                 of Beneficial     Percentage
Name and Address of Beneficial Owner               Ownership       of Class/(1)
- ---------------------------------------        -----------------   --------

Tim B. Tarrillion/(2)/                                 681,630         2.9
10102 Cedar Creek
Houston, Texas 77042

Donovan W. Boyd                                              -           -
4014 N. Beechwood Court
Houston, Texas 77059

David M. Daniels/(3)/                                  805,000         3.4
5717 Hogue Street
Houston, Texas 77087

Judith Knight Shields/(4)/                              17,500           -
4710 Bellaire Boulevard, Suite 300
Bellaire, Texas 77401

Gold Spinners International, Inc/(5)/                2,750,000        11.7
5201 S. Mission Road
Mt. Pleasant, MI  48858

All officers and directors as a group                1,504,130         6.4
(3) persons

_______________________

/(1)/ Based upon 23,477,285 shares outstanding at December 31, 1995.

/(2)/ Includes 530,500 shares and 50,000 common stock purchase warrants received by Mr. Tarrillion in conjunction with a merger transaction between the Company and EET in March, 1995. Also includes 91,130 shares owned through a profit sharing plan for the benefit of Mr. Tarrillion. Does not include options to purchase 500,000 shares of the Company's common stock which will not commence vesting until March 31, 1996, which were received in conjunction with the EET merger. Also does not include 51,000 shares received by trusts on behalf of Mr. Tarrillion's minor children in connection with the EET merger which are held by an independent trustee as to which Mr. Tarrillion disclaims any beneficial ownership.

/(3)/ Includes 600,000 shares received by Mr. Daniels in conjunction with a merger transaction between the company and IPF in June 1995. Includes options to purchase 120,000 shares of the Company's common stock. Does not include options to purchase 180,000 shares which do not commence vesting until January 1, 1996 or options to purchase 200,000 shares that do not commence vesting until March 31, 1996.

/(4)/ Includes 10,000 shares received by Ms. Shields and her husband in connection with the merger transaction between the Company and EET in March, 1995, but does not include options to purchase 300,000 shares that do not commence vesting until March 31, 1996.

/(5)/ Of these shares, 1,625,000 are "contingent escrow shares" which may be canceled if certain performance criteria are not met. Although these shares have been treated as outstanding for purposes of this schedule, they shall be released to the owner thereof, if, and only if, the Company shall be acquired prior to December 31, 1996 (whether by merger, share exchange involving more than 80% of its outstanding securities, or a sale of all or substantially all of its assets) for a purchase price exceeding $250,000,000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ADVANCES FROM DIRECTORS, OFFICERS AND CERTAIN AFFILIATES.
- -----------------------------------------------------------

      Mr. John W. Parrott, former Chairman of the Company, and Mr. Thom Robinson, former Chief Executive Officer and Director of the Company, each own 33 1/3% of the issued and outstanding shares of Gold Spinners International, Inc. ("GSI"). From its inception through 1992, the Company was advanced an aggregate of $42,600 from GSI. During 1993, the Company repaid $40,000 of the advances and was advanced an additional $281,381, resulting in aggregate unpaid advances of $281,382. During 1994, the Company repaid all of the advances to GSI.

      Through a corporate affiliate, Mr. Robinson also advanced the Company $670,000 during 1993, of which the Company repaid $493,500, leaving aggregate unpaid advances of $176,500 at the end of 1993. During 1994, this affiliate provided additional advances of $335,000 to the Company and was repaid $522,500 of the advances, thus, leaving a balance of $11,000 as of December 31, 1994.

CONSULTING AGREEMENT WITH JOHN W. PARROTT
- -----------------------------------------

      Effective as of July 28, 1995, John W. Parrott terminated his employment agreement with the Company and entered into a consulting agreement (the "Consulting Agreement"). The Consulting Agreement provides that Mr. Parrott will provide advice to the Company with respect to the Company's transition in management and certain litigation and financing matters through December 31, 1995. Pursuant to the Consulting Agreement, Mr. Parrott will receive $15,000 a month through December 31, 1995 for his consulting services, and a payment in settlement of his five-year employment contract of $250,000, payable in bi-weekly payments of $11,538 beginning January 12, 1996.

TRANSACTIONS WITH DIRECTORS, OFFICERS AND CERTAIN AFFILIATES
- ------------------------------------------------------------

      In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13% per annum, requires monthly payments of $5,700 and matures in January 1999.
Proceeds from the note were used by IPF to purchase a machine for fabricating wyes, tees and els. The equipment purchased serves as collateral for the note.

      Certain corporate affiliates of James Impero, a former officer and director of the Company, entered into a sublicense agreement with the Company during March 1994 pursuant to which these affiliates assigned and conveyed to the Company the exclusive marketing rights to the Oleofilter/TM/ System that such affiliates had directly licensed from Exxon. Pursuant to that sublicense, the Company paid those affiliates a license fee of $50,000 during 1994 and $50,000 in January 1995.

      In June 1995, the Company acquired by merger IPF, a company owned by Mr. David Daniels, a director and officer of the Company and two other individuals who were subsequently hired by the Company. The Company issued 1,300,000 shares of the Company's Common Stock in conjunction with the merger, 600,000 of which were issued to Mr. Daniels. Mr. Daniels was also released from a personal guaranty of certain debts of IPF in the amount of $50,000. The Company also agreed to repay certain outstanding loans made by Mr. Daniels to IPF on or before December 31, 1995. The outstanding balance of such loans at December 31, 1995, was $120,000. Mr. Daniels was repaid the $120,000 by Mr. Tarrillion. IPF then executed a note in the amount of $120,000 due to Mr. Tarrillion. The note bears interest at twelve (12%) percent per annum, and is due January 31, 1997. Further, Mr. Daniels entered into an amendment to his existing employment agreement with the Company to serve as President of IPF.

      The Company has employment agreements with Messrs. Tarrillion, Boyd and Daniels, and Ms. Shields.

      The Company has granted certain options and warrants to directors and officers of the Company.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.    INDEX OF FINANCIAL STATEMENTS

      Provided at Page F-1 of this Report

B.    FINANCIAL STATEMENT SCHEDULES

      All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

C.    EXHIBITS

                          PLAN OF ACQUISITION,
                          REORGANIZATION,
                          ARRANGEMENTS, LIQUIDATION
                          OR SUCCESSION:

      2.1                 Agreement and Plan of                      Incorporated by reference to the Company's
                          Merger between the Company                 Current Report on Form 8-K filed under the
                          and EET, Inc. dated                        Securities Exchange Act of 1934 on March
                          February 7, 1995 ("Merger                  22, 1995 (the "March 22, 1995 8-K")
                          Agreement")

                          INSTRUMENTS DEFINING THE
                          RIGHTS OF SECURITY HOLDERS:

      4.1                 Certificate of                             Incorporated by reference to the Company's
                          Incorporation of                           Registration Statement on Form S-4
                          Registrant.                                (Commission File No. 33-82112)

      4.2                 Certificate of Amendment                   Incorporated by reference to the Company's
                          of Certificate of                          Registration Statement on Form S-4.
                          Incorporation of the
                          Company as of August 10,
                          1993

      4.3                 Certificate of Amendment                   Incorporated by reference to the Form S-4.
                          of Certificate of
                          Incorporation of the
                          Company as of January 29,
                          1993

      4.4                 Certificate of Designation                 Incorporated by reference to the Form S-4.
                          for the Company's Series A
                          Convertible Preferred Stock

      4.5                 Certificate of Designation                 Incorporated by reference to the Form S-4
                          for the Company's Series B
                          Convertible Preferred Stock

      4.6                 Certificate of Designation                 Incorporated by reference to the Form S-4
                          of the Company's Series C
                          Convertible Preferred Stock

      4.7                 Certificate of Designation                 Incorporated by reference to the Company's
                          for the Company's Series D                 Current Report on Form
                          Convertible Preferred Stock                8-K/A dated January 31, 1996

      4.8                 Certificate of Designation                 Filed herewith
                          for the Company's Series E
                          Convertible Preferred Stock

      4.9                 Certificate of Designation                 Filed herewith
                          for the Company's Series F
                          Convertible Preferred Stock

      4.10                Bylaws of Registrant                       Incorporated by reference to the Company's
                                                                     Registration Statement on Form S-18 (File
                                                                     No. 33-10845).
                          MATERIAL CONTRACTS:

      10.1                Amended Line of Credit                     Incorporated by reference to the Form S-4
                          Agreement with Euro-Scotia
                          effective January 1, 1995

      10.2                Stock Option Agreement                     Incorporated by reference to the Form S-4
                          between John Parrott and
                          the Company dated February
                          7, 1993

      10.2                Stock Option Agreement                     Incorporated by reference to the Form S-4
                          between Tim B. Tarrillion
                          and the Company dated
                          February 7, 1995

      10.3                Stock Option Agreement                     Incorporated by reference to the Form S-4
                          between David Daniels and
                          the Company dated February
                          7, 1995

      10.4                Stock Option Agreement                     Incorporated by reference to the Form S-4
                          between Judith Shields and
                          the Company dated February
                          23, 1993

      10.5                Stock Option Agreement                     Incorporated by reference to the Form S-4
                          between the Company and
                          Donovan W. Boyd

      10.6                EET 401(k) Plan                            Incorporated by reference to the Form S-4

      10.7                Amendment to Stock Option                  Filed herewith
                          Agreement of Tim Tarillion
      10.8                Amendment to Stock Option                  Filed herewith
                          Agreement of Donovan W.
                          Boyd

      10.9                Amendment to Stock Option                  Filed herewith
                          Agreement of Judith Shields

     10.10                Employment Agreement of                    Incorporated by reference to the March 22,
                          John Parrott dated                         1995 8-K
                          February 7, 1995

     10.11                Employment Agreement of                    Incorporated by reference to the March 22,
                          Tim Tarrillion dated                       1995 8-K
                          February 7, 1995

     10.12                Employment Agreement of                    Incorporated by reference to the March 22,
                          David Daniels dated                        1995 8-K
                          February 7, 1995

     10.13                Employment Agreement of                    Incorporated by reference to the March 22,
                          Judith Shields dated                       1995 8-K
                          February 23, 1995

     10.14                Employment Agreement of                    Incorporated by reference to the March 22,
                          Ron Borah dated February                   1995 8-K
                          23, 1995

     10.15                Employment Agreement of                    Incorporated by reference to the Form S-4
                          Donovan W. Boyd

     10.16                Stock and Warrant Purchase                 Filed herewith
                          Agreement

     10.17                Stockholders' Agreement                    Filed herewith

     10.18                Warrant dated as of April                  Filed herewith
                          5, 1996

     22                   Subsidiaries of Registrant                 Incorporated by reference to the Form S-4

     27                   Financial Data Schedule                    Filed herewith

D.   REPORTS ON FORM 8-K

     Report dated January 12, 1996 reporting the acquisition of GAIA, as amended by a Form 8-K/A dated January 31, 1996 to provide financial statements of the acquired business.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTH AMERICAN TECHNOLOGIES
                                         GROUP, INC.

Dated: April 15, 1996
                                             /s/ Tim B. Tarrillion
                                         By:__________________________________
                                            Tim B. Tarrillion
                                            Chief Executive Officer

                                              /s/ Judith Knight Shields
                                         By:__________________________________
                                            Judith Knight Shields
                                            Principal Financial and Accounting
                                            Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                    Title                                Date
- ---------                    -----                                ----
/s/ Tim B. Tarrilion
___________________________  Chairman, President                  April 15, 1996
Tim B. Tarrillion            and Director

/s/ David M. Daniels
___________________________  Executive Vice President,            April 15, 1996
David M. Daniels             Secretary and Director

/s/ Donovan W. Boyd
___________________________  Senior Vice President,  and          April 15, 1996
Donovan W. Boyd              Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
NORTH AMERICAN TECHNOLOGIES GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS:

       Report of Independent Certified Public Accountants..........................  F-2
       Consolidated Balance Sheets as of December 31, 1995 and 1994................  F-3
       Consolidated Statements of Loss for the Years
          Ended December 31, 1995, 1994 and 1993...................................  F-4
       Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 1995, 1994 and 1993.....................  F-5-F-8
       Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1995, 1994 and 1993.............................  F-9
       Notes to Consolidated Financial Statements..................................  F-10-F-27

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of loss, stockholders' equity and cash flows for the each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                             /s/ BDO Seidman, LLP

                                                 BDO Seidman, LLP

Houston, Texas
March 14, 1996
(Except for Notes 7(a), 8(a)
  and 20, which are as of
  April 8, 1996)

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1994

                                                                PRO FORMA
                                                                  1995                1995      1994
                                                              -------------  -------------  -------------
                      ASSETS                                    (Note 20)
                      ------
Current Assets:
 Cash and cash equivalents..................................  $  5,902,076   $    333,326   $  3,266,518
 Certificates of deposit (Note 17)..........................       200,000        200,000              -
 Accounts receivables, less allowance for
   doubtful accounts of $34,000 and $30,000.................       626,146        626,146        501,328
 Inventories (Note 3).......................................       329,902        329,902         64,254
 Prepaid expenses and other.................................       374,623        374,623        101,476
                                                              ------------   ------------   ------------
   Total Current Assets.....................................     7,432,747      1,863,997      3,933,576

Note Receivable (Note 4)....................................       248,967        248,967      2,800,763

Property and Equipment, Less Accumulated
 Depreciation (Note 5)......................................     1,401,634      1,401,634        592,858

Patents and Purchased Technologies, Less Accumulated
 Amortization of $155,361 and $75,000.......................     1,224,777      1,224,777        175,000

Goodwill, Less Accumulated Amortization of $55,553
 and $31,744................................................     2,576,481      2,576,481        444,422

Other Intangible Assets, Less Accumulated
 Amortization of $38,900 and $16,145........................       144,872        144,872         62,627

Other (Note 6)..............................................       423,991        423,991        181,431
                                                              ------------   ------------   ------------
                                                              $ 13,453,469   $  7,884,719   $  8,190,677
                                                              ============   ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Short-term borrowings (Note 7).............................  $     61,658   $  1,111,658   $    300,000
 Current maturities of long-term debt (Note 8)..............       264,396        264,396        562,500
 Notes payable to stockholders (Note 9).....................             -              -        213,302
 Accounts payable...........................................       974,400        974,400        692,998
 Accrued expenses (Note 9)..................................       795,506        895,506        580,122
                                                              ------------   ------------   ------------
   Total Current Liabilities................................     2,095,960      3,245,960      2,348,922

Long-term Debt, Less Current Maturities (Note 8)............       835,461      3,535,461        500,000

Minority interest (Note 10).................................        16,488         16,488        334,312
                                                              ------------   ------------   ------------
   Total Liabilities........................................     2,947,909      6,797,909      3,183,234
                                                              ------------   ------------   ------------
Commitments and Contingencies (Note 17)

Stockholders' Equity (Note 11):
 Preferred stock, $.001 par value, 10,000,000
   shares authorized; 30 and 80 shares issued...............    10,168,750        750,000             -
 Common stock, $.001 par value, 50,000,000 shares
   authorized; 23,927,285 and 18,692,489 shares issued......        23,927         23,927         18,692
 Additional paid-in capital.................................    20,270,015     20,270,015     17,613,667
 Deficit....................................................   (19,794,812)   (19,794,812)   (12,454,572)
 Treasury stock, at cost, 450,000 and 803,000 shares........       (16,488)       (16,488)       (32,312)
 Less notes receivable for sale of stock....................      (145,832)      (145,832)      (138,032)
                                                              ------------   ------------   ------------
   Total Stockholders' Equity...............................    10,505,560      1,086,810      5,007,443
                                                              ------------   ------------   ------------
                                                              $ 13,453,469   $  7,884,719   $  8,190,677
                                                              ============   ============   ============

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                          1995           1994          1993
                                                        -----------   -----------   -----------
Revenues.............................................   $ 2,642,735   $ 1,945,697   $   269,073
Cost of revenues.....................................     1,716,715     1,151,056       174,928
                                                        -----------   -----------   -----------
   Gross profit......................................       926,020       794,641        94,145
                                                        -----------   -----------   -----------
Expenses:
 Research and development expenses...................       595,771     1,506,073     1,826,089
 Selling, general and administrative expenses........     4,557,949     3,244,858     2,940,041
                                                        -----------   -----------   -----------

Total expenses.......................................     5,153,720     4,750,931     4,766,130
                                                        -----------   -----------   -----------

   Operating loss....................................    (4,227,700)   (3,956,290)   (4,671,985)
                                                        -----------   -----------   -----------
Other Income (Expense):
 Investment income (Note 4)..........................             -       512,312     2,169,672
 Interest income (Note 4)............................       354,665       112,897       523,623
 Interest expense....................................      (157,725)     (121,986)      (37,102)
 Minority interest in net loss (income)
   of subsidiary (Note 2)............................        (5,432)      (22,532)      182,009
 Equity in net (loss) income of affiliates (Note 6)..      (231,712)       50,000      (233,846)
 Sale of marketing rights (Note 12)..................             -             -       600,000
 Loss on write-off of investments (Notes 4 and 12)...    (3,084,729)     (600,000)            -
 Loss on abandonment of mining property (Note 13)....             -      (794,314)      (43,251)
 Other...............................................        12,393             -             -
                                                        -----------   -----------   -----------

Total Other Income (Expense).........................    (3,112,540)     (863,623)    3,161,105
                                                        -----------   -----------   -----------
Loss From Continuing Operations......................    (7,340,240)   (4,819,913)   (1,510,880)
                                                        -----------   -----------   -----------
Discontinued Operations (Note 14)
 Revenues............................................             -       291,588       138,975
 Costs of services rendered..........................             -       408,005       131,597
                                                        -----------   -----------   -----------
Gain (Loss) from Operations of Discontinued Segment..             -      (116,417)        7,378
                                                        -----------   -----------   -----------
Net Loss.............................................   $(7,340,240)  $(4,936,330)  $(1,503,502)
                                                        ===========   ===========   ===========
Net Loss Per Share...................................         $(.40)        $(.35)        $(.25)
                                                        ===========   ===========   ===========
Weighted Average Number of Common
 Shares Outstanding..................................    18,199,474    13,994,515     5,986,711
                                                        ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                                                     Preferred                    Common Stock
                                               --------------------           --------------------
                                                Shares      Amount               Shares    Amount
                                               --------    --------           ---------   --------
BALANCE, December 31, 1992..................          -   $       -           13,120,333   $13,120

Issuance of common stock in exchange
 for all outstanding shares of EET, Inc.....          -           -            1,568,617     1,569

Sale of common stock........................          -           -              111,143       111

Issuance of common stock of subsidiary
 upon exercise of options...................          -           -                    -         -

Issuance of common stock and treasury stock in
 exchange for minority interest of subsidiary         -           -            1,034,626     1,035

Notes receivable from stockholders..........          -           -                    -         -

Net loss for the year.......................          -           -                    -         -
                                                 ------    --------           ----------   -------


BALANCE, December 31, 1993..................          -           -           15,834,719    15,835

Issuance of common stock in exchange for all
 outstanding shares of Industrial Pipe
 Fittings, Inc..............................          -           -            1,300,000     1,300

Sale of common stock........................          -           -            1,943,019     1,942

Issuance of common stock in connection
 with financing.............................          -           -              200,000       200

Issuance of Series A convertible
 preferred stock............................        220           -                    -         -

Issuance of common stock upon conversion
 of Series A preferred stock................       (170)          -            1,219,751     1,220

Issuance of Series B convertible
 preferred stock............................         15           -                    -         -

Issuance of Series C convertible
 preferred stock............................         15           -                    -         -

Issuance of common stock for services.......          -           -               20,000        20

Issuance of common stock from treasury......          -           -                    -         -

Purchase of treasury stock..................          -           -                    -         -

Retirement of Series I Escrow shares........          -           -           (1,625,000)   (1,625)

Cancellation of common stock................          -           -             (200,000)     (200)

Notes receivable from stockholders..........          -           -                    -         -

Net loss for the year.......................          -           -                    -         -
                                                 ------    --------           ----------   -------

BALANCE, December 31, 1994..................         80           -           18,692,489    18,692

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


           Additional                                                                 Notes
              Paid-In                                  Treasury Stock            Receivable
                                                 -------------------------
              Capital              Deficit          Shares         Amount      Stockholders            Total
       --------------      ---------------       ---------   -------------     ------------    -------------
       $   7,844,883       $    (6,014,740)      5,343,147     $     (195,108)   $        -    $   1,648,155

           1,078,240                     -               -                  -             -        1,079,809
             749,889                     -               -                  -             -          750,000

           1,629,833                     -               -                  -             -        1,629,833

             579,850                     -      (4,443,147)           162,132             -          743,017

                   -                     -               -                  -       (75,000)         (75,000)

                   -            (1,503,502)              -                  -             -       (1,503,502)
         -----------           -----------     -----------        -----------       --------     -----------

          11,882,695            (7,518,242)        900,000            (32,976)      (75,000)       4,272,312


                   -                     -               -                  -             -            1,300

           3,675,327                     -               -                  -             -        3,677,269

             649,800                     -               -                  -             -          650,000

           2,024,000                     -               -                  -             -        2,024,000

              (1,220)                    -               -                  -             -                -


                   -                     -               -                  -             -                -

                   -                     -               -                  -             -                -

              31,240                     -               -                  -             -           31,260

                   -                     -        (100,000)             3,664             -            3,664

                   -                     -           3,000             (3,000)            -           (3,000)

               1,625                     -               -                  -             -                -

            (649,800)                    -               -                  -             -         (650,000)

                   -                     -               -                  -       (63,032)         (63,032)

                   -            (4,936,330)              -                  -             -       (4,936,330)
         -----------           -----------     -----------        -----------       --------     -----------

          17,613,667           (12,454,572)        803,000            (32,312)     (138,032)       5,007,443

         See accompanying notes to consolidated financial statements.

                                                                          Preferred               Common Stock
                                                                     ------------------     -------------------------
                                                                      Shares     Amount            Shares      Amount
                                                                     -------    -------     -------------     -------
Interest on notes receivable from stockholders.................            -     $    -                 -      $    -

Sale of EET shares (40lk) paln.................................            -          -            12,343          12

Sale of common stock...........................................            -          -         3,009,280       3,010

Issuance of common stock upon conversion
     of series A, B and C convertible
     preferred stock...........................................          (80)         -           424,506         424

Issuance of common stock from treasury.........................            -          -                 -           -

Cancellation of treaasury stock................................            -          -            (3,000)         (3)

Stock issued for compensation..................................            -          -           125,000         125

Stock issued for purchase of GAIA..............................            -          -         1,666,667       1,667

Issuance of Series D preferred stock...........................           30    750,000                 -           -

Net loss for the year..........................................            -          -                 -           -
                                                                     -------    -------     -------------     -------
BALANCE, December 31, 1995.....................................           30    750,000        23,927,285      23,927
                                                                     =======    =======     =============     =======

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

         Additional                                                                 Notes
            Paid-In                                  Treasury Stock            Receivable
                                               -------------------------
            Capital              Deficit          Shares         Amount      Stockholders            Total
     --------------      ---------------       ---------   -------------     ------------    -------------
      $           -      $          -                  -     $               $   (7,800)     $      (7,800)

             12,285                 -                  -            -                 -             12,297

          2,094,276                 -                  -            -                            2,097,286



               (424)                -                  -            -                 -                  -

                  -                 -           (350,000)      12,824                 -             12,824

             (2,997)                -             (3,000)       3,000                 -                  -

             54,875                 -                  -            -                 -             55,000

            498,333                 -                  -            -                 -            500,000

                  -                 -                  -            -                 -            750,000

                  -        (7,340,240)                 -            -                 -         (7,340,240)
        -----------      ------------           --------     --------         ---------        -----------

        $20,270,015      $(19,794,812)           450,000     $(16,488)        $(145,832)        $1,086,810
        ===========      ============           ========     ========         ==========       ===========

          See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              1995          1994          1993
                                                          ------------  ------------  ------------
Cash flows from operating activities:
 Net loss...............................................  $(7,340,240)  $(4,936,330)  $(1,503,502)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Stock received in exchange for sale
     of marketing rights................................            -             -      (600,000)
    Equity in net loss of joint venture
     and minority interest of subsidiary................      231,712             -      (182,009)
    Depreciation and amortization.......................      283,884       238,609        79,416
    Provision for bad debts.............................       78,002        30,000             -
    Accrued interest on notes receivable, stockholders..       (7,800)       (8,032)            -
    Stock issued for services...........................       55,000        31,260             -
    Loss on abandonment of mining properties............            -       794,315        43,251
    Loss on write-off of investment.....................            -       600,000             -
    Loss on write-off of note receivable................    3,084,729             -             -
    Changes in assets and liabilities, net of
     purchase of GAIA:
     Accounts receivable................................     (199,820)       37,064       (16,847)
     Inventories........................................     (248,401)            -             -
     Prepaid expenses and other current assets..........     (187,876)        8,068       (52,491)
     Other assets.......................................     (201,304)      (11,327)       (6,670)
     Accounts payable and accrued expenses..............      119,235       362,099       376,430
                                                          -----------   -----------   -----------
         Net cash used in operating activities..........   (4,332,879)   (2,854,274)   (1,862,422)
                                                          -----------   -----------   -----------
Cash flows from investing activities:
 Purchase of certificates of deposit....................     (200,000)            -             -
 Increase in note receivable............................     (326,217)     (130,817)   (2,931,580)
 Purchase of businesses.................................   (2,297,914)            -      (923,827)
 Investment in joint venture............................     (210,829)            -             -
 Collection of notes receivable.........................      106,895       (12,467)      175,000
 Purchase of technology and patents.....................     (112,608)            -      (252,703)
 Payment of organization costs..........................            -       (29,957)      (49,136)
 Payment for non-compete agreement......................     (105,000)            -             -
 Purchase of property and equipment.....................     (294,936)     (480,302)      (75,331)
                                                          -----------   -----------   -----------
       Net cash used in investing activities............   (3,440,609)     (653,543)   (4,057,577)
                                                          -----------   -----------   -----------
Cash flows from financing activities:
 Proceeds from notes payable to stockholder.............        6,698        40,000       350,000
 Issuance of common stock...............................    2,109,583     3,623,569     1,754,809
 Issuance of preferred stock............................      750,000     2,024,000             -
 Issuance of preferred stock of subsidiary..............            -        15,000             -
 Issuance of common stock of subsidiaries...............            -             -     2,554,859
 Purchase of treasury stock.............................            -        (3,000)            -
 Line of credit borrowings (repayments).................     (300,000)      634,000             -
 Issuance of notes payable and long-term debt...........    3,035,166       724,508       729,782
 Repayment of notes payable and long-term debt..........     (456,151)     (570,646)      (12,500)
 Redemption of preferred stock..........................     (305,000)            -             -
                                                          -----------   -----------   -----------
         Net cash provided by financing activities......    4,840,296     6,487,431     5,376,950
                                                          -----------   -----------   -----------
Net increase (decrease) in cash.........................   (2,933,192)    2,979,614      (543,049)
Cash and cash equivalents, beginning of year............    3,266,518       286,904       829,953
                                                          -----------   -----------   -----------
Cash and cash equivalents, end of year..................  $   333,326   $ 3,266,518   $   286,904
                                                          ===========   ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of North American Technologies Group, Inc., (NATK) and the accounts of subsidiaries in which the corporation directly or indirectly owns more than 50% of the voting stock as of the end of each year. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc., its subsidiaries and affiliates are referred to herein as the Company.

     During March and June 1995, the Company acquired 100% of the outstanding stock of EET, Inc. (EET) and Industrial Pipe Fittings, Inc. (IPF). In addition, in December 1995, the Company acquired certain assets of GAIA Technologies, Inc. and its affiliates (collectively GAIA) (see Note 2(a)). The acquisition of EET and IPF were accounted for as pooling-of-interests, and accordingly, the financial statements have been restated to include the historical financial results of EET and IPF (see Note 2). In addition, as a result of the acquisition of EET and IPF, the consolidated financial statements which had previously been presented as a development stage enterprise have been restated and reclassified to conform the prior years' data to the current presentation.

     NATK was incorporated December 24, 1986, in the state of Delaware as Mail Boxes Coast to Coast (MBCC). Prior to March 1992, MBCC was a franchisee for Mail Boxes, Etc. USA, Inc. and from inception incurred significant operating losses. As a result, between March and June 1992, MBCC undertook a series of transactions that resulted in the disposition of all of the operating assets and liabilities of MBCC, and the acquisition of 58.7% of the outstanding common stock of North American Technologies, Inc. (NAT), a company engaged in developing technologies related to the environmental clean-up industry and reclamation of natural resources. For accounting purposes, NAT was considered the continuing entity, and the transactions were accounted for as a recapitalization of NAT followed by the issuance of new NAT shares of common stock for the net assets of MBCC.

     On January 29, 1993, MBCC changed its name to North American Technologies Group, Inc. On November 5, 1993, North American Technologies Group, Inc.
acquired the remaining 41.3% minority interest of NAT (see Note 11).   This
transaction was recorded at book value of MBCC.

THE COMPANY

     The Company and its wholly-owned subsidiaries are engaged in the development, acquisition and application of technologies which management believes have applications in various industries. The Company through EET provides on-site decontamination of buildings and equipment contaminated with polycholorinated biphenyls, radioactive isotopes or other toxic materials utilizing EET's patented TechXTract system. IPF manufactures and distributes proprietary and standard transition products (custom pipe, pipe fittings and valves). GAIA manufactures and distributes porous pipes used for irrigation purposes and alternative building materials, such as air-conditioner base pads, made from recycled rubber and thermoplastic. All other wholly-owned or majority owned subsidiaries of the Company are not significant or are inactive.

INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out) or market. Costs includes material costs, direct labor, and applied overhead.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PATENTS AND PURCHASED TECHNOLOGIES

     Patents and purchased technologies are stated at cost, less accumulated amortization. Patent costs and purchased technologies are being amortized by the straight-line method over their remaining lives, ranging from two to sixteen years.

INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair market value of net asset received in business combinations accounted for by the purchase method. Goodwill is being amortized by the straight-line method over twenty years. The Company analyzes goodwill periodically to determine whether any impairment has occurred in the carrying value. Based upon the anticipated future undiscounted cash flows from operations, in the opinion of Company management, there has been no impairment.

      Other intangible assets are comprised of non-compete agreements and organization costs and are stated at cost, less accumulated amortization. The non-compete agreements are being amortized by the straight-line method over the life of the agreements, seven years. The organization costs are being amortized by the straight-line method over five years.

INVESTMENT IN JOINT VENTURE

     The Company's investment in its 50% owned joint venture is accounted for using the equity method of accounting; whereby, the investment is carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property and equipment are stated at cost. Leasehold improvements are amortized over the term of the lease. Fixed assets are depreciated by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over their estimated useful lives, ranging from three to fifteen years.

INCOME TAXES

     Deferred taxes result from temporary differences between the financial statement and income tax basis of assets and liabilities (see Note 15). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development of products and processes and for the operation of pilot projects are charged to expense as incurred.

LOSS PER COMMON SHARE

     The loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

REVENUE RECOGNITION

     Service revenues are recognized as services are performed. Such revenues also include the cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS No. 121, requires, among other things, that impairment losses on assets to be held and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. The Company will adopt SFAS No. 121 in 1996 and its implementation is not expected to have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), for all arrangements under which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company does not anticipate adopting the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, the Company will be required to provide additional disclosures beginning in 1996 providing pro forma effects as if the Company had elected to adopt SFAS No. 123.

CONCENTRATION OF CREDIT RISK

     At December 31, 1995, the Company's cash in a financial institution exceeded the federally insured deposit limit by $330,424. The Company extends credit to its customers in various industries, including petrochemical, construction, mining, waterworks and environmental, and there is no concentration of credit risk.

NOTE 2 - ACQUISITIONS

     (a) On December 29, 1995, the Company acquired certain tangible and intangible assets of GAIA Technologies, Inc. and certain affiliates (collectively GAIA), for a total purchase price of $4,041,500, pursuant to the purchase agreement dated December 29, 1995. The purchase price was paid as follows: (1) $2,186,903 in cash; (2) a note payable of $1,050,000; (3) 1,666,667 shares of the Company's common stock; (4) assumption of $194,000 of liabilities; and (5) transactional costs totalling $111,011. Prior to the closing, the Company had advanced GAIA $1,881,400 under debt agreements bearing interest at 10%. At closing, the outstanding advances and accrued interest were forgiven as part of the cash portion of the purchase price. See Note 7 for terms of the note payable portion of the purchase price. The agreement provides for royalty payments on certain products sold by the Company for a period of up to 15 years. The Company is not currently manufacturing any products subject to the royalty provisions.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As part of the transaction, the Company granted to TieTek, Inc. (TieTek) an exclusive license to develop the railroad crosstie business using certain patents and technologies purchased from GAIA and currently owned by the Company. TieTek is owned by three individuals, two of whom are officers of the Company's subsidiary, GAIA. The Company has a two year exclusive right and option to purchase TieTek if the Company satisfies certain funding obligations over the next two years. The Company entered into a loan agreement to provide TieTek up to $1,500,000 to be used exclusively for the development of the crosstie technology. See Note 4 for the terms of the loan agreement.

     The GAIA acquisition was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as goodwill, which will be amortized over twenty years. The estimated fair value of assets acquired are as follows:

                                                                        AMOUNT
                                                                    ----------
     Inventories..................................................  $   17,249
     Accounts receivable..........................................       3,000
     Equipment....................................................     865,384
     Patents and purchased technology.............................   1,000,000
     Goodwill.....................................................   2,155,867
                                                                    ----------
                                                                    $4,041,500
                                                                    ==========

     The operating results of GAIA are not included in the accompanying statements of loss since the purchase occurred on December 29, 1995. The following pro forma summary presents the effect on the statements of loss for the year ended December 31, 1995 and the preceding year, as if the purchase had occurred at the beginning of 1994, after giving effect to certain adjustments, including depreciation, amortization, interest expense and legal expense, penalties and other expense associated with liabilities not assumed.

                                                         1995          1994
                                                     ------------  -------------
     Revenues......................................  $ 2,869,000    $ 2,362,000
                                                     ===========    ===========
     Loss from continuing operations...............  $(8,138,000)   $(5,889,000)
                                                     ===========    ===========
     Net loss......................................  $(8,138,000)   $(6,006,000)
                                                     ===========    ===========
     Net loss per share............................  $      (.45)   $      (.43)
                                                     ===========    ===========

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (b) On March 7, 1995, the Company acquired EET, Inc. (EET), a Texas corporation, pursuant to an Agreement and Plan of Merger dated February 7, 1995. On June 30, 1995, the Company acquired Industrial Pipe Fittings, Inc.
(IPF), a Texas corporation, pursuant to an Agreement and Plan of Merger dated June 22, 1995. To effect these acquisitions, the Company issued an aggregate of 3,070,729 shares of the Company's common stock and warrants (issued to replace EET's outstanding stock purchase warrants) to purchase up to 71,000 shares of the Company's common stock.

     The EET and IPF acquisitions were accounted for as a pooling-of-interest, accordingly, the accompanying consolidated financial statements for the years ended December 31, 1994 and 1993 have been restated to include the financial position and operations of EET and IPF.

     Operating results of the separate companies for the years prior to the merger were:


     December 31,                                         1994              1993
                                                   -----------   ---------------
     Revenue as previously reported.............   $    13,542   $             -
     Revenue of EET.............................     1,426,748           269,073
     Revenue of IPF.............................       505,407                 -
                                                   -----------   ---------------

                                                   $ 1,945,697   $       269,073
                                                   ===========   ===============

     Net loss as previously reported............   $(4,057,098)  $    (1,377,679)
     Net loss of EET............................      (880,822)         (125,823)
     Dividends on EET preferred stock...........       (22,532)                -
     Net income of IPF..........................        24,122                 -
                                                   -----------   ---------------

                                                   $(4,936,330)  $    (1,503,502)
                                                   ===========   ===============

     Net loss per share as previously reported..   $      (.37)            $(.25)
     Effect of EET..............................           .02                 -
     Effect of IPF..............................             -                 -
                                                   -----------   ---------------

                                                   $      (.35)            $(.25)
                                                   ===========   ===============

     The dividends on EET preferred stock are reflected as minority interest in net loss (income) of subsidiary in the consolidated statement of operations for the years ended December 31, 1995 and 1994.

     (c) On August 31, 1993, EET acquired certain assets and assumed certain liabilities from Enclean, Inc., at a total cost of $923,827. The acquisition was accounted for as a purchase and, accordingly, the operations of the acquired business are included in the Company's results of operations from August 31, 1993. The accounts of the acquired business are included in the Company's balance sheet at the fair market value of the assets acquired net of liabilities assumed as of the purchase date. The excess of cost over the fair market value of the net assets acquired has been assigned to goodwill and is being amortized over twenty years on a straight-line basis commencing with date of acquisition.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

     At December 31, 1995 and 1994, inventories consisted of the following:

                                                                                           1995             1994
                                                                                       --------       ----------
     Raw materials................................................................     $ 40,938       $   25,219
     Work-in-process..............................................................       11,796           17,507
     Finished goods...............................................................      277,168           21,528
                                                                                       --------       ----------

                                                                                       $329,902       $   64,254
                                                                                       ========       ==========

NOTE 4 - NOTES RECEIVABLE

     At December 31, 1995 and 1994, notes receivable consisted of the following:

                                                                                           1995              1994
                                                                                       --------        ----------
     Note receivable from Euro Scotia Funding Limited (a).........................  $         -        $2,800,763
     Note receivable from TieTek (b)..............................................      219,592                 -
     Other........................................................................       29,375                 -
                                                                                       --------        ----------

                                                                                    $   248,967        $2,800,763
                                                                                       ========        ==========

     (a) In April 1993, the Company had invested $2,554,859 with Euro Scotia Funding Limited (ESF) in exchange for a secured note receivable, which the Company could call upon thirty days notice to ESF. Through April 1994, income from the note was generated from the management, by ESF, of investments in various margin transactions involving U.S. and other governmental debt securities, currency forward exchange contracts and certain corporate debt and equity securities. Under the terms of the note, the Company and ESF shared equally in trading profits. For the years ended December 31, 1995, 1994 and 1993, the Company recognized interest income totalling $283,966, $85,832 and $523,623, respectively, and trading profits for the years ended December 31, 1994 and 1993, totalling $512,312 and $2,169,672, respectively.

     Effective December 31, 1994, the Company renegotiated the terms of the note receivable from ESF. Under the new agreement, ESF was to repay the note in ten semi-annual installments of $327,885, plus interest at 10% per annum, commencing July 1, 1995. ESF elected, as permitted under the agreement, to prepay as of December 31, 1994 the earliest payments using the amounts owed to it by the Company for borrowings under the line of credit agreement (see Note 7(c)) and for services rendered. At December 31, 1994, the face value of the original note plus accrued interest receivable totalled $3,278,857, borrowings under the line of credit plus accrued interest payable totalled $356,473, and amounts owed to ESF for services totalled $121,621. The net balance of $2,800,763 was reflected on the consolidated balance sheet at December 31, 1994.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The note was to be collateralized by $3,200,000 in U.S. Treasury obligations held by a third-party brokerage firm for the benefit of the Company. ESF had signed an irrevocable power of attorney to the Company giving it the ability to seize the collateral in the event of a default, provided that such default was not cured within thirty days after written notice. In addition, there were irrevocable instructions provided to the brokerage firm stating that ESF would be allowed to trade the securities constituting the collateral. However, the securities had to be substituted with U.S. treasuries, and the value of such securities could not fall below the lesser of $3,200,000 or 110% of the outstanding principal balance on the note.

     The semi-annual payment due January 1996, in accordance with the note agreement was not paid by ESF. During the fourth quarter of 1995, the Company learned that the brokerage firm that holds the collateral for the ESF note and an affiliate of ESF were named as defendants in a lawsuit filed by the Florida Department of Insurance in which it is alleged, among other things, that such brokerage firm issued false account confirmations. The Company also learned that such brokerage firm has applied for withdrawal as a registered broker/dealer in a number of states, including the state in which such securities were to have been held.

     In early 1996, the Company also learned that the United States Securities and Exchange Commission sought and was granted in late December 1995, a temporary restraining order against certain affiliates of ESF in the United States District court for the District of Colorado that, among other things, froze investor funds of the defendants and certain of their affiliates, and required each such party to prevent the disposition, transfer or other disposal of any of their funds or other assets then held by them, under their control or over which they exercise investment or other authority.

     After learning of the lawsuit, the Company unsuccessfully attempted to gain reliable information about the existence and the value of the securities that were to have been held for the Company's benefit in connection with the ESF note. Accordingly, as of December 31, 1995, the Company decided to write-off the note receivable of $2,800,763 and accrued interest recognized during 1995 of $283,966, for a total loss of $3,084,729.

     The Company has made demand for payment of the ESF note, in accordance with the agreement and is exploring its other options against ESF and the brokerage firm charged with holding the collateral for the note.

     (b) On December 29, 1995, the Company, in association with the acquisition of GAIA (see Note 2(a)), has provided TieTek with a credit facility that allows TieTek to borrow a maximum of $1,500,000 to be used exclusively for the development of the crosstie technology. The loan bears interest at 10% and is due two years after the earlier of (1) the date the Company provides notice that they will not exercise their option or (2) the expiration of the option period. The loan is collateralized by TieTek's assets, capital stock and 666,667 shares of the Company's common stock issued for the purchase of GAIA.

NOTE 5 - PROPERTY AND EQUIPMENT

     At December 31, 1995 and 1994, major classes of property and equipment consist of:

                                                        1995         1994
                                                     ----------   ---------
     Machinery and equipment.......................  $1,433,223   $ 492,855
     Automobiles...................................      81,232      60,514
     Furniture and fixtures........................     110,387     131,153
     Leasehold improvements........................      49,032      49,032
                                                     ----------   ---------
                                                      1,673,874     733,554
     Less:  Accumulated depreciation...............    (272,240)   (140,696)
                                                     ----------   ---------

                                                     $1,401,634   $ 592,858
                                                     ==========   =========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT IN JOINT VENTURE

     Effective January 1, 1995, the Company entered into a joint venture agreement with a non-affiliated company. The Company has a 50% ownership interest in the joint venture which is accounted for using the equity method of accounting and is included in other assets. The joint venture performed a demonstration project for a major environmental company which documented the Terrazyme system to be effective in cleaning certain waste streams for recycle and reuse. In December 1995, the Company suspended any additional funding of the joint venture pending the results of a current test project and the
development of waste streams sufficient to justify further investment.   During
1995, the Company had contributed cash totalling $210,829 and equipment valued at $200,000. The Company's share of net loss from the joint venture for the year ended December 31, 1995 totalled $231,712.

     The following is a summary of financial position at December 31, 1995, and results of operations of the joint venture for the year ended December 31, 1995:

                                                                         AMOUNT
                                                                     ----------
     Assets:
      Current....................................................    $        -
      Equipment..................................................       358,233
                                                                     ----------
                                                                     $  358,233
                                                                     ==========
     Liabilities:
      Current....................................................    $        -
      Equity.....................................................       358,233
                                                                     ----------
                                                                     $  358,233
                                                                     ==========

      Revenues...................................................    $        -
      Expenses...................................................       463,424
                                                                     ----------
      Net loss...................................................    $ (463,424)
                                                                     ==========

     The net income (loss) from affiliates totalling $50,000 and $(233,846) for 1994 and 1993, respectively, represents the Company's share of net income (loss) from a joint venture which was terminated in June 1994.

NOTE 7 - SHORT-TERM BORROWINGS

     At December 31, 1995 and 1994, short-term borrowing were as follows:

                                                              1995         1994
                                                        ----------     --------
        12% note payable, due March 1996 (a).........   $1,050,000     $      -
        Line of credit (b)...........................            -      300,000
        Other........................................       61,658            -
                                                        ----------     --------
                                                        $1,111,658     $300,000
                                                        ==========     ========

     (a) The Company issued the note payable in association with the purchase of GAIA (see Note 2(a)). The note is due March 28, 1996, including interest at 12% and is collateralized by all assets acquired from GAIA. On March 26,1996, an amendment to the note was executed to extend the maturity date to April 15, 1996. The note was paid in full upon the issuance of the Series F convertible preferred stock on April 8, 1996, see Note 20.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (b) Borrowings outstanding under EET's $500,000 line of credit with a bank. The borrowings bear interest at the bank's prime plus 2%. This agreement was repaid and terminated when the Company acquired EET.

     (c) In January 1994, the Company entered into an agreement with ESF which provided for a line of credit. As additional consideration for the loan, the Company issued ESF 200,000 shares of common stock with a quoted market price totalling $650,000. Effective December 31, 1994, the Company and the lender agreed to terminate the agreement, cancel the related common shares and offset all outstanding borrowings plus accrued interest totalling $356,473 against the note receivable owed to the Company by the lender (see Note 4(a)).

     The Company's weighted average short-term borrowing rate for the years ended December 31, 1995 and 1994 were 10.2% and 10.5%, respectively.

NOTE 8 - LONG-TERM DEBT

     At December 31, 1995 and 1994, long-term debt is as follows:

                                                                                    1995             1994
                                                                                   ------           -----
     13.5% convertible subordinated debentures
       due September 2000 (a)................................................    $2,700,000     $        -
     12% convertible note payable, due
       January 1996 (b)......................................................       150,000              -
     Convertible debenture, prime rate plus 2%
       (10.5% at December 31, 1995), due June
       1996 (c)..............................................................       250,000        250,000
     8% convertible debenture, due August
       1999 (d)..............................................................       500,000        500,000
     12% note payable to officer, due January 31, 1997 (e)...................       120,000              -
     Note payable, 6%, paid-off in 1995......................................             -        100,000
     Note payable, prime plus 2.5%
       paid-off in 1995......................................................             -        212,500
     Other...................................................................        79,857              -
                                                                                  ---------     ----------
                                                                                  3,799,857      1,062,500
     Less current maturities.................................................      (264,396)      (562,500)
                                                                                   --------       --------
                                                                                 $3,535,461      $ 500,000
                                                                                 ==========      =========

     (a) In September 1995, the Company borrowed $2,700,000 from issuance of convertible subordinated debentures and stock warrants to acquire 2,700,000 shares of the Company's common stock at an exercise price of $1 per share. The notes bear interest at 13.5% per annum, which is payable semi-annually beginning March 1996, but may be deferred during the first three years at the option of the Company. The principal amount of the notes and any deferred interest is convertible at the holder's option into the Company's common stock at $1.00 per share, subject to anti-dilution provisions, as defined, any time after September 1996, through the maturity date of September 2000. Any portion of the debt that has not been converted is due in September 2000. The notes are subordinated to all existing and future senior indebtedness of the Company.

     As part of the closing on the Series F preferred stock in April 1996, the holders of the subordinated debentures converted the $2,700,000 principal balance of their notes into 27 shares of Series F convertible preferred stock. Interest on the subordinated debentures through the closing of $198,000 was paid prior to the conversion (see Note 20).

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (b) In January 1996, the note payable and accrued interest was converted into 248,131 shares of the Company's common stock in accordance with the original terms of the agreement. Accordingly, the note has been classified as long-term at December 31, 1995.

     (c) The debentures are convertible into the Company's common stock by dividing the principal balance by 75% of the average trading price of the stock during the ten days preceding conversion.

     (d) In August 1994, the Company borrowed $500,000, bearing interest at 8% per annum, from an individual lender. The loan matures in August 1999. The Company may prepay the loan with a penalty amounting to 2% of the principal balance for each year the prepayment precedes the scheduled maturity date. The loan is convertible into shares of the Company's common stock at $1.50 per share which exceeded the fair market value at the date of the agreement. However, if the Company elects to prepay the loan when the market price is below $1.50 per share, the lender has the option to convert the loan into shares of common stock at a 15% discount from the then-current market price.

     (e) The note payable to an officer of the Company is unsecured, bears interest at 12% payable monthly, and is due on January 31, 1997.

NOTE 9 - RELATED PARTY TRANSACTIONS

     At December 31, 1995, the Company had accrued $250,000 in settlement of the former Chairman of the Board's five-year employment agreement. The settlement is payable in bi-weekly payments of $11,538, beginning January 12, 1996. From July 1995 through December 1995, the former Chairman was a consultant to the Company and was paid $15,000 a month.

     Included in long-term debt at December 31, 1995, is a note payable to an officer of the Company (see Note 8). The Company incurred no interest expense on this note for 1995.

     At December 31, 1994, notes payable stockholders consisted of various unsecured notes payable to stockholders of the Company. The notes are due on demand and bear interest at 8% per annum. Interest expense for the years ended 1995, 1994 and 1993 totalled $10,849, $28,933 and $8,889, respectively.

     Simultaneously, with the purchase of GAIA, certain former officers of GAIA became officers of the Company. In addition, the former stockholders of GAIA have the right to select an individual as director of the Company. See Notes 7 and 2(a), for note payable and other transactions with GAIA in association with the purchase of certain assets.

     In 1994, $290,000 of notes payable to the stockholders of EET were converted to preferred stock. In 1995, the preferred stock was redeemed as a result of the acquisition of EET (see Note 10).

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - MINORITY INTEREST

     The minority interest shown on the consolidated balance sheets are comprised of the following at December 31:

                                                                           1995           1994
                                                                       -----------     ----------
     Preferred shares
      522728 Alberta $2.50 convertible
      preferred 4,500 shares and 8,000
      shares outstanding in 1995 and 1994,
      respectively.................................................     $   16,488     $   29,312

     EET, Inc.
      Preferred stock $1.00 par value,
        cumulative; 305,000 shares outstanding
       in 1994 and redeemed in 1995 for $305,000...................              -        305,000
                                                                        ----------     ----------
                                                                        $   16,488     $  334,312
                                                                        ==========     ==========

NOTE 11 - STOCKHOLDERS' EQUITY

     On December 28, 1995, the Company issued 30 shares of Series D convertible preferred stock (Series D) for $750,000. The Series D holders are entitled to quarterly cumulative dividends totalling $3,750 per year per share of preferred stock and certain liquidation preferences. At the option of the Series D holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to market as defined or (b) $.875 per share. The Series D stock can not be converted until March 11, 1996, at which time one third is eligible for conversion, with the remaining two thirds eligible for conversion in April and May 1996. In March 1996, 10 shares of Series D convertible preferred stock were converted into 414,800 shares of the Company's common stock.

     During 1994, the Company issued 220 shares of Series A convertible preferred stock (Series A) for net proceeds totalling $2,024,000. Each share of Series A was convertible into the Company's common stock at a conversion rate equal to $10,000 divided by 77% of the closing bid price of the Company's common stock on the conversion date, per share. During 1994, Series A holders elected to convert 170 shares for 1,219,751 shares of the Company's common stock. In 1994, as an inducement not to convert any further Series A shares, the Company issued 15 shares of Series B and C convertible preferred stock to the holders of the Series A shares. The Series B and C preferred stock were issued with conversion terms identical to those of the Series A. The Company realized no proceeds from the issuance of the Series B and C preferred shares. During 1995, all remaining Series A, B and C preferred stock were converted into 424,506 shares of the Company's common stock.

     During 1995 and 1994, 3,500 and 1,000 shares, respectively, of $3.50 convertible preferred stock of the Company's majority-owned subsidiary 522728 Alberta, Ltd. were converted into 350,000 and 100,000 shares, respectively, of the Company's common stock which was issued from treasury stock.

     During 1993, the Company purchased the minority interest in one of its majority-owned subsidiaries (NAT). In accordance with a plan of arrangement with the minority stockholders, each majority stockholder received one share of the Company's common stock in exchange for two shares of the subsidiary's stock held by the minority stockholders. The Company issued 4,443,147 shares of treasury stock and 1,034,626 shares of common stock for the purchase of the minority interest and recorded the transaction at book value of the subsidiary.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In association with the Company's purchase of the remaining minority interest of the subsidiary described above, 3,250,000 shares were subject to escrow; 1,625,000 shares are "Class I Escrow Shares" and 1,625,000 shares are "Class II Escrow Shares." These shares are treated as contingent shares, and accordingly, have been excluded from weighted average shares in the computation of loss per common shares.

     The provisions relating to the "Class I Escrow Shares" were not met, and these shares were retired effective December 31, 1994. The "Class II Escrow Shares" shall be released if the Company shall be acquired prior to December 31,
1996 for a purchase price exceeding $250,000,000.   At December 31, 1995, these
shares are held in escrow.

     At December 31, 1995, the Company had common stock reserved for future issuance as follows:

                                                                       SHARES
                                                                     -----------
     Conversion of convertible debt..............................  $   3,900,000
     Conversion of preferred stock...............................      1,100,000
     Stock options outstanding...................................      4,900,000
     Stock warrants outstanding..................................      5,300,000
                                                                   -------------

                                                                   $  15,200,000
                                                                   =============

NOTE 12 - INVESTMENT - SALE OF MARKETING RIGHTS

     In February 1993, the Company sold rights to market its environmental technologies throughout Canada, excluding the Provinces of Alberta and Saskatchewan. In exchange, the Company received 600,000 common shares of Katlor Environmental Technologies, Inc. (Katlor), a publicly traded Canadian corporation. Such shares were restricted for a period of one year from the date of the transaction. At the time of the transactions, unrestricted common shares of Katlor had a quoted market value of Canadian $2.32 per share (U.S. $1.83). Because the shares received represent such a large percentage (8.1%) of the outstanding common shares of Katlor and because the shares could not be sold for a period of one year, management of the Company assigned a value of U.S. $600,000 (U.S. $1.00 per share) to the transactions. For the year ended December 31, 1993, the Company had recorded a gain of $600,000 from the sale of marketing rights in the consolidated statement of loss.

     During the fourth quarter of 1994, the market price of the Katlor shares experienced a dramatic decline and, subsequently, Katlor filed for bankruptcy protection. There has been no public trading in Katlor common stock since December 31, 1994. Due to the current bankruptcy filing and because management believes it is unlikely that the Company will be able to recognize any proceeds from its investment, the balance of $600,000 was written off and recorded as a loss in the statement of loss for the year ended December 31, 1994.


NOTE 13 - MINING ASSETS

     During 1993, the Company abandoned its claim to certain properties in Canada and, accordingly, wrote off its investment in those properties amounting to $43,251. In 1994, the Company decided not to pursue further development of any of its mining properties and, accordingly, wrote off the remainder of its investment in those properties totalling $794,314.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - DISCONTINUED OPERATIONS

     Effective July 29, 1994, EET entered into a formal plan to dispose of its analytical services operations. On July 29, 1994, EET sold the fixed assets of the analytical division to a third party. All remaining assets and liabilities, which consisted of accounts receivable and accrued liabilities, were retained by the Company. This is considered a discontinued operation. No gain or loss on the disposal of the discontinued segment was incurred because the analytical services operations did not continue beyond July 29, 1994 and there was no gain or loss on the disposal of the assets.

NOTE 15 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The components of deferred income tax assets at December 31, 1995 and 1994, were as follows:

          DECEMBER 31,                                         1995            1994
          ------------                                      -----------     -----------
          Deferred tax assets
           Net operating loss carryforward..............    $ 3,886,000     $ 2,685,000
           Bad debt reserves............................      1,076,000               -
           Other........................................        125,000           4,000
                                                            -----------     -----------
          Gross deferred tax assets.....................      5,087,000       2,689,000
          Valuation allowance...........................     (5,087,000)     (2,689,000)
                                                            -----------     -----------
          Net deferred income taxes.....................    $         -     $         -
                                                            ===========     ===========

          At December 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes totalling approximately $11,429,000 which, if not utilized, will expire as follows:

             YEAR
             ENDED
          DECEMBER 31,                                                         AMOUNT
          ------------                                                      -----------
               1999.........................................................$   162,000
               2000.........................................................     32,000
               2001.........................................................    102,000
               2002.........................................................    391,000
               2003.........................................................    376,000
               2004.........................................................    457,000
               2005.........................................................    169,000
               2006.........................................................    559,000
               2007.........................................................    462,000
               2008.........................................................  1,669,000
               2009.........................................................  3,125,000
               2010.........................................................  3,925,000
                                                                             ----------
                                                                            $11,429,000
                                                                            ===========

     The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - STOCK OPTIONS AND WARRANTS

     The Company has not adopted a formal stock option plan, however, as of December 31, 1995, by approval of the Board of Directors, the Company has granted the following stock options: approximately 3,550,000 options to directors, officers and employees and approximately 1,350,000 options to consultants and in connection with financing transactions.

     All of the options to directors, officers and employees are exercisable at prices that range from $1.00 to $2.50, which equaled or exceeded the market price per share at the date granted. These options generally vest over a four or five year period and expire five years after vesting. All options issued to consultants and in connection with financing transactions are exercisable at prices that range from $.75 to $2.50, which equalled or exceeded the market price per share at the date granted. These options primarily vest immediately and expire through the year 1999.

     As of December 31, 1995, the Company has issued stock warrants totalling 5,278,916 primarily in connection with financing transactions. These warrants are exercisable at prices that range from $.75 to $6.00 per share, which equaled or exceeded the market price per share at the date of grant, and expire through the year 2000.

     At December 31, 1995, the Company had stock options and warrants available for exercise totalling 2,375,000 and 5,278,916, respectively, at exercisable prices ranging from $.75 to $6.00.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

     The Company rents equipment and office space under operating leases on both long and short-term basis. Rent expense amounted to approximately $168,000, $156,000 and $259,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

     Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

     YEAR ENDING DECEMBER 31,                                      AMOUNT
     ------------------------                                    ----------
          1996............................................       $  144,000
          1997............................................          170,000
          1998............................................          126,000
          1999............................................          126,000
          2000............................................           94,000
                                                                 ----------

                                                                 $  660,000
                                                                 ==========

     At December 31, 1995, the Company had employment contracts that provide for payments of approximately $1,090,000 annually through 1999.

     At December 31, 1995, the Company had an outstanding letter of credit totalling $200,000. The letter of credit is collateralized by a certificate of deposit and expires June 1, 1996.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In November 1988, a suit was filed against MBCC, the predecessor to the Company, by a former franchisee. The plaintiff alleged that the Company failed to provide the plaintiff with an offering prospectus and made false representations. The suit claims damages in excess of $425,000. The court recently granted the Company's motion to dismiss the action based upon the plaintiff's failure to prosecute the action. The plaintiff responded by filing a motion to reinstate the action, which is now before the court. The Company intends to vigorously defend against this action.

     In April 1993, an individual brought an action against NAT and other defendants, which seeks delivery of 200,000 shares of common stock of NAT and damages amounting to $1.7 million (CND) for failure to provide the shares on a timely basis. The Company intends to vigorously defend against this action.

     In July 1993, an individual brought action against North American Gold Corp. (predecessor to NAT) and a brokerage firm for the conveyance of 150,000 shares of North American Gold Corp. at $.50 per share or alternatively, for damages and attorney fees. The claim is based upon a letter dated July 17, 1991, purportedly signed by the president of the brokerage firm named in the suit. The Company intends to vigorously defend against this action.

     Under a 1992 license agreement, the Company received exclusive rights to purchase a certain proprietary stabilized enzyme. During the second quarter of 1993, management discovered that the licensor had violated the agreement by selling the enzyme to its competitors. In response to this violation and because the enzyme proved to be ineffective, the Company terminated the agreement. In September 1993, the licensor brought suit in federal court for delivery of 90,000 common shares of NATK which were being held in escrow under the terms of the license agreement. The Company was successful in terminating the federal court proceedings and thereby requiring arbitration before the American Arbitration Association. The arbitration proceedings were completed in February 1996, and the Company is awaiting the arbitrator's decision.

     In April 1995, the Company filed a lawsuit against a former officer and director of the Company. In late 1994, the Company commenced an investigation of this former director's activities, and on January 23, 1995, requested and received his resignation. The Company's claims against him are based on actions taken both before and after his resignation and include breaches of duties owed by him to the Company, torts against the Company and defamation of the Company's business reputation. The Company has requested relief in the form of a temporary injunction, permanent injunction and other damages. In June 1995, the former officer filed a counter lawsuit against the Company and other parties, which has been dismissed. The lawsuit also includes claims against a former officer of a subsidiary of the Company. The claims against him include breach of duties owed by him to the Company and torts against the Company, based on his alleged aid to the former officer and director. This individual has filed a counter lawsuit against the Company and other parties.

     If the foregoing litigation is decided against the Company, it could have a material adverse effect on the financial conditions of the Company.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ended December 31, 1995, the Company paid interest totalling approximately $25,000. For the years ended December 31, 1994 and 1993, the Company paid no interest.

     During 1995, the Company issued shares of common stock for the acquisition of EET and IPF totalling 3,070,729. These acquisitions have been accounted for as pooling-of-interests (see Note 2(b)). Accordingly, these non-cash transactions have been recorded in the years the acquired companies were organized due to the restatement of the Company's consolidated financial statement.

     During 1995, in association with the purchase of GAIA, the Company issued 1,666,667 shares of common stock, issued debt of $1,050,000 and assumed liabilities of $194,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1995, the Company contributed equipment with a book value totalling $200,000 to a 50% owned joint venture.

     In 1995 and 1994, the Company issued 125,000 and 20,000 shares, respectively, of the Company's common stock for compensation and services provided totalling $55,000 and $31,260, respectively.

     In 1993, the Company sold marketing rights (see Note 12) in exchange for common stock valued at $600,000.

     In 1993, the Company acquired the remaining minority interest in a subsidiary through the issuance of 4,443,147 common shares held in the treasury and 1,034,626 newly issued common shares. The transaction was recorded at net book value or $743,017.

NOTE 19 - BUSINESS SEGMENTS

     The Company has two reportable business segments, as noted below:

     Environmental Group: Environmental services and energy resource reclamation, including enzyme processes, mechanical systems and bioremedial technologies.

     Manufacturing and Distribution Group: Manufactures and distributes proprietary and standard products (custom pipe, pipe fittings and valves). Manufactures and distributes porous pipe, wood substitution and alternative building materials made from recycled rubber and thermoplastics.

                                                   1995           1994            1993
                                                ----------     -----------     -----------
     Revenues from unaffiliated customers:
       Environmental.........................   $1,725,384     $ 1,440,290     $   269,073
       Manufacturing and Distribution........      917,351         505,407               -
                                                ----------     -----------     -----------
         Total revenues.......................  $2,642,735     $ 1,945,697     $   269,073
                                                ==========     ===========     ===========
     Operating income (loss):
       Environmental.........................  $(1,943,874)    $(2,101,652)    $(2,111,810)
       Manufacturing and Distribution........       (4,088)         30,785               -
       Other.................................   (2,279,738)     (1,885,423)     (2,560,175)
                                               -----------     -----------     -----------
         Total operating loss................. $(4,227,700)    $(3,956,290)    $(4,671,985)
                                               ===========     ===========     ===========

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  1995           1994
                                                               -----------    -----------
     Identifiable assets:
       Environmental.....................................      $ 1,827,628    $ 1,940,169
       Manufacturing and Distribution....................        5,012,144        194,221
       Other.............................................        1,044,947      6,056,287
                                                               -----------    -----------

                                                               $ 7,884,719    $ 8,190,677
                                                               ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                      1995          1994          1993
                                                                ----------    ----------    ----------
     Capital expenditures:
      Environmental...........................................  $  150,297    $  422,187    $  549,158
      Manufacturing and distribution..........................     991,004        58,115             -
      Other...................................................      19,019             -             -
                                                                ----------    ----------    ----------

                                                                $1,160,320    $  480,302    $  549,158
                                                                ==========    ==========    ==========

     Depreciation and amortization:
      Environmental...........................................  $  230,851    $  211,104    $   79,416
      Manufacturing and Distribution..........................      27,236         8,785             -
      Other...................................................      25,797        18,720             -
                                                                ----------    ----------    ----------

                                                                $  283,884    $  238,609    $   79,416
                                                                ==========    ==========    ==========

NOTE 20 - SUBSEQUENT EVENTS

     In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13%, requires monthly payments of $5,700, matures January 1999 and is collateralized by equipment. Proceeds from the note were used to purchase equipment.

     Subsequent to year end, the Company issued 50 shares of Series E convertible preferred stock (Series E) for net proceeds of $1,218,750. The Series E holders have certain liquidation preferences, and are not entitled to any dividends. At the option of the Series E holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price, as defined or (b) $1.50 per share. One-fourth of the Series E shares can be converted after August 1996, with another one-fourth available for conversion every three months thereafter. In addition, the Company at its option may redeem any of the Series E preferred stock still outstanding on or after February 16, 1999 at $25,000 per share.

     On April 8, 1996, the Company issued 82,000 shares of Series F convertible preferred stock (Series F) and stock purchase warrants to purchase 8,200,000 shares of the Company's common stock (Series F Warrants). Cash proceeds of $5,500,000 were received for issuance of 55,000 Series F shares and 5,500,000 Series F Warrants. The remaining 27,000 Series F shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of the 13.5% convertible subordinated debentures and the warrants (see Note 8(a)). The Series F Warrants have an exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004.

     Dividends accrue on the Series F shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue dividend payments during the first three years, in which case, each holder may elect to receive payment of the dividend in the form of additional Series F shares. All accrued but unpaid dividends shall accrue interest at a rate of 13.5%. The holders of the Series F shares have certain liquidation preferences. The Series F shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. On or after April 8, 2001, the Series F shares can be converted at the holder's option using the lesser of (a) the current conversion price; or
(b) a calculated value utilizing a discount to the market price, as defined. Subject to certain conversion rights, the Company may redeem the Series F shares at a face value on or after April 8, 2004.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Each Series F share entitles the holder to voting privileges equal to the number of shares of common stock into which such Series F share may be converted from time to time. In addition, the Company has agreed to cause its Board of Directors to be increased to nine positions, four of which may be filled by nominees selected by the holders of the Series F shares.

     The preferred stock purchase agreement and the certificate of designation for the Series F shares contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control the remedies allow the Series F holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

     The proceeds of the Series E and Series F preferred stock issuances will be used to repay certain debt, accrued interest, and to meet general working capital needs. Because of the significance of the Series E and Series F preferred stock issuances, a pro forma balance sheet presentation has been provided to show the effect of the issuances of the Series E and Series F preferred stock, repayment of certain debt and accrued interest, and the exchange of debt for Series F preferred stock, as if such events occurred at December 31, 1995.