Form 10QSB
period 1996-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1996-05-14
CIK 808013

                   U.  S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1935 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission File Number:   0-16217



                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                                    33-0041789
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                           Identification No.)

4710 BELLAIRE BOULEVARD, SUITE 301, BELLAIRE, TEXAS          77401
     (Address of principal executive offices)              (Zip Code)

                                 (713) 662-2699
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   [X]    No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 24,900,632 common shares outstanding as of May 14, 1996.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes [ ]    No  [X]

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

    ITEM 1. FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                                            3
        March 31, 1996 (unaudited) and December 31, 1995

      Consolidated Statements of Loss                                        4
        Three months ended March 31, 1996 and 1995 (unaudited)

      Consolidated Statements of Stockholders' Equity                        5
        Three months ended March 31, 1996 and 1995 (unaudited)

      Consolidated Statements of Cash Flows                                  6
        Three months ended March 31, 1996 and 1995 (unaudited)

      Notes to Consolidated Financial Statements                             7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          9
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                                               12

    ITEM 2. CHANGES IN SECURITIES                                           12

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 13

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

    ITEM 5. OTHER INFORMATION                                               13

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                13


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                        MAR. 31, 1996      MAR. 31
                                                           PROFORMA         1996          DEC. 31
                       ASSETS                             SEE NOTES       UNAUDITED        1995
                      -------                            -------------  -------------  -------------
Current Assets:
 Cash and cash equivalents............................. $   5,464,059   $    154,409   $    333,326
 Certificates of deposit...............................       200,000        200,000        200,000
 Accounts receivables, less allowance for
  doubtful accounts of $30,250 and $34,000.............       660,572        660,572        626,146
 Inventories...........................................       458,734        458,734        329,902
 Prepaid expenses and other............................       454,803        454,803        374,623
                                                         ------------   ------------   ------------
  Total Current Assets.................................     7,238,168      1,928,518      1,863,997
Note receivable........................................       439,199        439,199        248,967
Property and equipment, less accumulated depreciation
  of $334,597 and $272,240.............................     1,718,468      1,718,468      1,401,634
Patents and purchased technologies, less accumulated
 amortization of $193,734 and $155,361.................     1,196,446      1,196,446      1,224,777
Goodwill, less accumulated amortization of $88,459
 and $55,553...........................................     2,545,825      2,545,825      2,576,481
Other intangible assets, less accumulated
 amortization of $46,338 and $38,900...................       137,434        137,434        144,872
Other..................................................       425,424        425,424        423,991
                                                         ------------   ------------   ------------
                                                         $ 13,700,964   $  8,391,314   $  7,884,719
                                                         ============   ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
 Short-term borrowings.................................  $     51,353   $  1,101,353   $  1,111,658
 Current maturities of long-term debt..................       420,000        420,000        264,396
 Accounts payable......................................       689,121        689,121        974,400
 Accrued expenses......................................       755,079        945,429        895,506
                                                         ------------   ------------   ------------
  Total current liabilities............................     1,915,553      3,155,903      3,245,960
Long-term debt, less current maturities................       770,057      3,470,057      3,535,461
Minority interest......................................        16,488         16,488         16,488
                                                         ------------   ------------   ------------
  Total Liabilities....................................     2,702,098      6,642,448      6,797,909
                                                         ------------   ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 50 and 80 shares issued
  (92,550 proforma)....................................    10,968,750      1,718,750        750,000
 Common stock, $.001 par value, 50,000,000 shares
 authorized; 24,890,216 and 23,927,285 shares issued...        24,891         24,891         23,927
 Additional paid-in capital............................    20,901,145     20,901,145     20,270,015
 Deficit...............................................   (20,731,650)   (20,731,650)   (19,794,812)
 Treasury stock, at cost, 450,000 shares...............       (16,488)       (16,488)       (16,488)
 Less notes receivable for sale of stock...............      (147,782)      (147,782)      (145,832)
                                                         ------------   ------------   ------------
  Total Stockholders' Equity...........................    10,998,866      1,748,866      1,086,810
                                                         ------------   ------------   ------------
                                                         $ 13,700,964   $  8,391,314   $  7,884,719
                                                         ============   ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                   UNAUDITED

                                              1996         1995
                                           -----------  -----------

Revenues................................. $   862,999  $   572,578

Cost of revenues.........................    (595,854)    (380,034)
                                          -----------  -----------
     Gross profit........................     267,145      192,544
Expenses:
    Selling, general and administrative
      expenses...........................     977,997      842,640
    Research and development expenses....      86,309      255,063
                                          -----------  -----------
Total expenses...........................   1,064,306    1,097,703
                                          -----------  -----------
     Operating loss......................    (797,161)    (905,159)
Other Income (Expense):
    Interest income......................      16,335       86,614
    Interest expense.....................    (162,303)     (28,809)
    Equity in net loss of joint venture..           -      (82,835)
    Other................................       6,291       (9,456)
                                          -----------  -----------
Total Other Income (Expense).............    (139,677)     (34,486)
                                          -----------  -----------
Net Loss................................. $  (936,838) $  (939,645)
                                          ===========  ===========
Net Loss per share.......................       ($.04)       ($.06)
                                          ===========  ===========
Weighted average number of common shares
outstanding .............................  22,301,669   16,843,753
                                          ===========  ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   UNAUDITED

                                     Preferred               Common Stock          Additional
                             -------------------------  ------------------------     Paid-In
                               Shares       Amount        Shares       Amount       Capital        Deficit
                             ----------  -------------  -----------  -----------  ------------  -------------
Balance December 31, 1995           30     $  750,000   23,927,285      $23,927   $20,270,015   $(19,794,812)
Stock issued for services
 or settlement of liability          -              -      300,000          300       223,610              -
Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest thereon            -              -      248,131          249       157,935              -
Issuance of common stock
 upon conversion of 10
 shares of Series D
 preferred stock                   (10)      (250,000)     414,800          415       249,585              -
Issuance of Series E
 preferred stock                    50      1,218,750            -            -             -              -
Interest on notes
 receivable from
 stockholders                        -              -            -            -             -              -
Net loss for the period              -              -            -            -             -       (936,838)
                             ---------   ------------   ----------      -------   -----------   ------------
Balance March 31, 1996              70     $1,718,750   24,890,216      $24,891   $20,901,145   $(20,731,650)
                             =========   ============   ==========      =======   ===========   ============
Balance December 31, 1994           80              -   18,692,489      $18,692   $17,613,667   $(12,454,572)
Issuance of common stock
 upon conversion Series A, B
 and C convertible preferred
 stock                             (80)             -      424,506          424          (424)             -
Issuance of common stock
 from  treasury                      -              -            -            -             -       (150,000)
Sale of common stock                 -              -       98,000           98       230,202              -
Sale of EET shares (401k)
 plan                                -              -       12,343           12        12,285              -
Cancellation of treasury
 stock                               -              -       (3,000)          (3)       (2,997)             -
Interest in notes receivable
 from stockholders                   -              -            -            -             -              -
Net loss for the period              -              -            -            -             -       (939,645)
                             ---------   ------------   ----------      -------   -----------   ------------
Balance March 31, 1995               -     $        -   19,224,338      $19,223   $17,852,733   $(13,394,217)
                             =========   ============   ==========      =======   ===========   ============


                                   Treasury Stock       Notes
                                 ------------------   Receivable
                                 Shares    Amount    Stockholder      Total
                                --------  ---------  ------------  -----------
Balance December 31, 1995       450,000   $(16,488)    $(145,832)  $1,086,810
Stock issued for services
 or settlement of liability           -          -             -      223,910
Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest thereon             -          -             -      158,184
Issuance of common stock
 upon conversion of 10
 shares of Series D
 preferred stock                      -          -             -            -
Issuance of Series E
 preferred stock                      -          -             -    1,218,750
Interest on notes
 receivable from
 stockholders                         -          -        (1,950)      (1,950)
Net loss for the period               -          -             -     (936,838)
                                -------   --------   -----------   ----------
Balance March 31, 1996          450,000   $(16,488)    $(147,782)  $1,748,866
                                =======   ========   ===========   ==========
Balance December 31, 1994       803,000   $(32,312)    $(138,032)  $5,007,443
Issuance of common stock
 upon conversion Series A, B
 and C convertible preferred
 stock                                -          -             -            -
Issuance of common stock
 from treasury                    5,496          -             -        5,496
Sale of common stock                  -          -             -      230,300
Sale of EET shares (401k)
 plan                                 -          -             -       12,297
Cancellation of treasury
 stock                           (3,000)     3,000             -            -
Interest in notes
 receivable from stockholders         -          -        (1,950)      (1,950)

Net loss for the period               -          -             -     (939,645)
                                -------   --------   -----------   ----------
Balance March 31, 1995          650,000   $(23,816)    $(139,982)  $4,313,941
                                =======   ========   ===========   ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               MAR. 31        MAR. 31
                                                                1996           1995
                                                            -------------  -------------
Net cash used in operating activities.....................   $(1,058,402)   $(1,308,386)
                                                             -----------    -----------
Cash flows from investing activities:
    Increase in note receivable...........................      (190,232)      (129,795)
    Payment of patent costs...............................       (10,042)        (3,057)
    Purchase of property and equipment....................      (379,191)       (55,738)
    Investment in joint venture...........................             -        (52,708)
                                                             -----------    -----------
                 Net cash used in investing activities....      (579,465)      (241,298)
                                                             -----------    -----------
Cash flows from financing activities:
    Issuance of common stock..............................             -        242,601
    Issuance of preferred stock...........................     1,218,750              -
    Issuance of notes payable and long-term debt..........       250,000              -
    Repayment of notes payable and long-term debt.........        (9,800)      (712,500)
    Redemption of preferred stock.........................             -       (305,000)
    Payment of dividend on preferred stock of subsidiary..             -         (5,432)
                                                             -----------    -----------
           Net cash provided by financing activities......     1,458,950       (780,331)
                                                             -----------    -----------
Net increase (decrease) in cash...........................      (178,917)    (2,330,015)
Cash and cash equivalents, beginning of year..............       333,326      3,266,518
                                                             -----------    -----------
Cash and cash equivalents, end of year....................   $   154,409    $   936,503
                                                             ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim financial information of North American Technologies Group, Inc. and its subsidiaries (the "Company") which is included herein is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the three years in the period ended December 31, 1995. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

During March and June 1995, the Company acquired 100% of the outstanding stock of EET, Inc. ("EET") and Industrial Pipe Fittings, Inc. ("IPF"). In addition, in December 1995, the Company acquired certain assets of GAIA Technologies, Inc. and its affiliates (collectively "GAIA"). The acquisition of EET and IPF were accounted for as poolings-of-interests, and accordingly the financial statements for all periods prior to the acquisitions have been restated to combine the previously separate entities. The acquisition of GAIA was accounted for using the purchase method of accounting, and accordingly the results of its operations are included from the acquisition date.

The loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

2. STOCKHOLDERS' EQUITY

In February and March, 1996 the Company issued 50 shares of Series E convertible preferred stock ("Series E Shares") for net proceeds of $1,218,750. The Series E holders have certain liquidation preferences, and are not entitled to any dividends. At the option of the Series E holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price of the Company's common stock, as defined or (b) $1.50 per share. One-fourth of the Series E Shares can be converted after August 9, 1996, with another one-fourth available for conversion every three months thereafter. In addition, the Company at its option may redeem any of the Series E Shares still outstanding after February 16, 1999 at $25,000 per share.

3. SUBSEQUENT EVENTS

In April and May, 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F Preferred") and stock purchase warrants to purchase 9,250,000 shares of the Company's

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 6,550,000 Series F Warrants. The remaining 27,000 Series F shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of (a) $2,700,000 in principal amount of the 13.5% convertible subordinated debentures and (b) 2,700,000 warrants. The Series F Warrants have an exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004.

Dividends accrue on the Series F Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments during the first three years, in which case, each holder may elect to receive payment of the dividend in the form of additional Series F Shares. All accrued but unpaid dividends accrue interest at a per annum rate of 13.5%. The holders of the Series F Shares have certain liquidation preferences. The Series F Shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. On or after April 8, 2001, the Series F Shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price of the Company's common stock, as defined. Subject to certain conversion rights, the Company may redeem the Series F Shares at face value on or after April 8, 2004.

Of the proceeds received from the Series F Shares, $1,050,000 was used to repay the outstanding note issued in connection with the purchase of GAIA. Because of the significance of the Series F preferred stock issuance, a proforma balance sheet presentation has been provided to show the effect of the issuance, repayment of the $1,050,000 note, and repayment of certain accrued interest on the 13.5% convertible subordinated debentures, as if such events occurred at March 31, 1996.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 1995 has been restated to include the historical financial results of Industrial Pipe Fittings, Inc. ("IPF") which was acquired on June 30, 1995 in a transaction accounted for as a pooling-of-interests. See also the Notes to the Consolidated Financial Statements.

Revenues
- --------

Revenues increased $290,000 for the three-month period ended March 31, 1996. This increase is the result of the revenues generated from new product lines of GAIA (air-conditioner condenser support pads and porous pipe) and IPF (tapping saddles).

Shipments of GAIA's products began in February 1996. Initial market reaction to the support pads has been encouraging. However, revenues from the support pads were limited during the first quarter by the production capabilities of the new manufacturing line. Management believes these start-up issues will be corrected in the near term and that production rates should meet design rates as those problems are solved.

The increase in revenue from GAIA and IPF was partially offset by a decline in EET's extraction revenue due to the postponement of several projects. These projects are expected to begin in the second quarter.

Gross profit
- ------------

The gross profit percentage for the three months ended March 31, 1996 decreased to 31% from 34% for the same period of the previous year. This decrease occurred primarily because of the costs arising from the increased manufacturing capacity at IPF and the start-up costs related to its fabricated fittings business. The manufacturing facilities were expanded during the first quarter and a new YTL machine was purchased and installed in January 1996. IPF's gross profit percentage is expected to increase in the future as sales increase to absorb the excess capacity currently available at their facilities.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expense for the three-month period ended March 31, 1996 increased approximately $135,000 over the same period for the previous year, primarily as a result of the selling, general and administrative expenses of GAIA, which were over $200,000 for the quarter and were not included in prior financial statements of the Company since it was acquired on

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                           AND RESULTS OF OPERATIONS

December 29, 1995 using the purchase method of accounting. The increase in expenses relating to GAIA was offset by a decline of approximately $60,000 in the Company's corporate expenses, caused primarily by a decrease in legal and professional fees.

Research and development
- ------------------------

Research and development expense for the three-month period ended March 31, 1996 decreased $169,000 from the same period of the previous year. This is primarily the result of the completion or termination of various consulting arrangements during the first quarter of 1995.

Other income and expense
- ------------------------

Other expense increased $105,000 for the three months ended March 31, 1996 compared with the same period of the previous year. This is primarily the result of increased interest expense arising from the $2,700,000 13.5% convertible subordinated debenture and the $1,050,000 note incurred from the acquisition of GAIA. Neither of these obligations were outstanding during the first quarter of 1995. The convertible subordinated debentures and related warrants were surrendered on April 8, 1996 in exchange for 27,000 shares of Series F convertible preferred stock and warrants to purchase 2,700,000 shares of Company common stock, while the $1,050,000 was repaid in April 1996 from the proceeds received from the issuance of the Series F preferred stock. See Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased $178,917 from December 31, 1995 to March 31, 1996 to a balance of $154,409. This decrease in cash was comprised of the following: net cash used in operating activities of $1,058,402; net cash used in investing activities of $579,465; and net cash provided from financing activities of $1,458,950. See also the Consolidated Statements of Cash Flows for the components of each of the preceding categories.

Since December 31, 1995 the Company has received cash of $1,218,750 and $6,550,000 from the issuance of 50 shares of Series E and 65,500 shares of Series F convertible preferred stock. In addition, the $2,700,000 13.5% convertible subordinated debenture and its related warrants were surrendered in exchange for 27,000 shares of the Series F preferred stock. The holders of the Series F shares also received warrants to purchase 9,250,000 shares of Company common stock at an exercise price of $1.00, subject to certain adjustments.

From the proceeds received of the Series F described above, $1,050,000 was used to repay the outstanding note incurred in connection with the acquisition of GAIA. The accrued interest due to

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDTION
                           AND RESULTS OF OPERATIONS

the holders of the 13.5% subordinated debentures of approximately $198,000 was repaid simultaneous with the conversion into the Series F Shares. Pursuant to the terms of his agreement, the balance due to Mr. Parrott of $219,000 was repaid in April, 1996.

The Company is a defendant in several legal actions which, if decided against the Company, could have a material adverse effect on the financial condition of the Company. The Company has not established a reserve for any losses that might result from these lawsuits.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to several material legal proceedings that have been reported on its Annual Report on Form 10-K for the year ended December 31, 1995. During the quarter ended March 31, 1996, the status of these legal proceedings were subject to change in the manner identified hereafter:

As previously reported, the litigation between the Company and Biotrace International, Inc. ("Biotrace") was referred to binding arbitration before the American Arbitration Association. On May 6, 1996 the arbitrator entered an award for the Company on its claims against Biotrace in the amount of $1.8 million and denied all claims of Biotrace against the Company. As of the date of this report, there is no information as to whether Biotrace intends to appeal the arbitrator's ruling. Because the Company is uncertain of its ability to collect the amount awarded, no financial statement treatment has been given with respect to this development.

ITEM 2: CHANGES IN SECURITIES:

On April 8, 1996, the Company issued 82,000 shares of Series F Convertible Preferred Stock ("Series F Shares") and warrants to acquire 8,200,000 shares of the Company's common stock ("Series F Warrants"). In May, 1996, an additional 10,500 Series F Shares and 1,050,000 Series F Warrants were issued. The Series F Warrants have an exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004.

Dividends accrue on the Series F Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments during the first three years, in which case, each holder may elect to receive payment of the dividend in the form of additional Series F Shares. The holders of the Series F Shares have certain liquidation preferences. The Series F Shares may be converted into Company common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. On or after April 8, 2001, the Series F Shares can be converted at the holder's option at the lower of (a) the then-current conversion price, or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's common stock. The Company may redeem the Series F Shares at face value on or after April 8, 2004.

Each Series F Share entitles the holder thereof to the number of votes equal to the number of shares of common stock into which such Series F Share may be converted from time to time. In addition, the Company has agreed to cause its Board of Directors to be increased to nine positions, four of which may be filled by nominees selected by the holders of the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION


Series F Shares.

The preferred stock purchase agreement and the certificates of designation for the Series F Shares contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's common stock. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon the incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control the remedies allow the Series F holders to elect a majority of the Company's Board of Director's and to either (i) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (ii) request the Company to redeem their shares. If the Series F holders elect redemption, the shares will be redeemed at the greater of
(a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION

        Management is not aware of any events required to be reported hereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS: # 27 Financial Data Schedule

        (B) REPORTS ON FORM 8-K: None

SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   North American Technologies Group, Inc.


Date: May 14, 1996                 /s/  Judith Knight Shields
                                  ------------------------------------------
                                  Judith Knight Shields
                                  Chief Financial Officer and
                                  Chief Accounting Officer