Form 10QSB
period 1996-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1996-08-13
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1935
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
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

                                 (713) 662-2699
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X       No
                                                                  ---      ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ___    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 26,088,221 common shares outstanding as of July 15, 1996.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes        No  X
    ---       ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

    ITEM 1.    FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                                           3
        June 30, 1996 (unaudited) and December 31, 1995

      Consolidated Statements of Loss                                       4
        Six months ended June 30, 1996 and 1995 (unaudited)
        Three monhts ended June 30, 1996 and 1995 (unaudited)               5

      Consolidated Statements of Stockholders' Equity                       6
        Six months ended June 30, 1996 and 1995 (unaudited)

      Consolidated Statements of Cash Flows                                 7
        Six months ended June 30, 1996 and 1995 (unaudited)

      Notes to Consolidated Financial Statements                            8

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      10
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                            13

    ITEM 2.   CHANGES IN SECURITIES                                        13

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              13

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

    ITEM 5.   OTHER INFORMATION                                            14

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                            JUNE 30,
                                                             1996          DEC. 31,
                       ASSETS                              UNAUDITED        1995
                       ------                              ---------       -------

Current Assets:
 Cash and cash equivalents.............................  $  2,808,784   $    333,326
 Certificates of deposit...............................             -        200,000
 Accounts receivables, less allowance for
  doubtful accounts of $39,849 and $34,000.............     1,155,668        626,146
 Inventories...........................................       487,982        329,902
 Prepaid expenses and other............................       495,179        374,623
                                                         ------------   ------------

  Total Current Assets                                      4,947,613      1,863,997

Note receivable........................................       596,235        248,967
Property and equipment, less accumulated depreciation
  of $426,956 and $272,240.............................     1,793,117      1,401,634

Patents and purchased technologies, less accumulated
 amortization of $233,008 and $155,361.................     1,456,770      1,224,777

Goodwill, less accumulated amortization of $121,352
 and $55,553...........................................     2,512,932      2,576,481

Other intangible assets, less accumulated
 amortization of $55,339 and $38,900...................       248,433        144,872

Other..................................................       520,313        423,991
                                                         ------------   ------------

                                                          $12,075,413   $  7,884,719
                                                         ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------

Current Liabilities:
 Short-term borrowings.................................  $    135,240   $  1,111,658
 Current maturities of long-term debt..................       175,000        264,396
 Accounts payable......................................       899,317        974,400
 Accrued expenses......................................       421,183        895,506
 Dividends payable.....................................       281,299              -
                                                         ------------   ------------

  Total current liabilities............................     1,912,039      3,245,960

Long-term debt, less current maturities................       749,534      3,535,461

Minority interest......................................        16,488         16,488
                                                         ------------   ------------

  Total Liabilities....................................     2,678,061      6,797,909
                                                         ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 92,550 and 30 shares issued..............    10,500,000        750,000
 Common stock, $.001 par value, 50,000,000 shares
 authorized; 25,788,221 and 23,927,285 shares issued...        25,790         23,927
 Additional paid-in capital............................    21,202,169     20,270,015
 Deficit...............................................   (22,164,387)   (19,794,812)
 Treasury stock, at cost, 450,000 shares...............       (16,488)       (16,488)
 Less notes receivable for sale of stock...............      (149,732)      (145,832)
                                                         ------------   ------------

  Total Stockholders' Equity...........................     9,397,352      1,086,810
                                                         ------------   ------------

                                                         $ 12,075,413   $  7,884,719
                                                         ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   UNAUDITED


                                                  SIX MONTHS ENDED
                                              JUNE 30         JUNE 30
                                                1996            1995
                                           --------------  --------------

Revenues.................................    $ 2,303,768     $ 1,172,573

Cost of revenues.........................      1,961,500         813,266
                                             -----------     -----------

     Gross profit........................        342,268         359,307

Expenses:
    Selling, general and administrative
      expenses...........................       2,115,497      1,938,735
    Research and development expenses....         160,671        412,240
                                              -----------      ---------

Total expenses...........................      2,276,168       2,350,975
                                             -----------     -----------

     Operating loss......................     (1,933,900)     (1,991,668)

Other Income (Expense):
    Interest income......................         74,155         167,045
    Interest expense.....................       (207,823)        (47,222)
    Equity in net loss of joint venture..              -        (131,998)
    Other................................          6,447           1,272
                                             -----------     -----------

Total Other Income (Expense).............       (127,221)        (10,903)
                                             -----------     -----------

Net Loss.................................    $(2,061,121)    $(2,002,571)
                                             ===========     ===========


Net Loss per share                                 ($.09)          ($.12)
                                                   ======          ======



Weighted average number of common
  shares outstanding......................    22,784,376      16,983,973
                                              ==========      ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
               THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   UNAUDITED


                                                        THREE MONTHS ENDED
                                                      JUNE 30        JUNE 30
                                                        1996           1995
                                                    -------------  -------------

Revenues..........................................   $ 1,440,769    $   599,996
Cost of revenues..................................     1,365,646        406,925
                                                     -----------    -----------
     Gross profit.................................        75,123        193,071

Expenses:
    Selling, general and administrative expenses..     1,137,500      1,122,404
    Research and development expenses.............        74,362        157,176
                                                     -----------    -----------

Total expenses....................................     1,211,862      1,279,580
                                                     -----------    -----------

     Operating loss...............................    (1,136,739)    (1,086,509)

Other Income (Expense):
    Interest income...............................        57,820         80,432
    Interest expense..............................       (45,520)       (18,413)
    Equity in net loss of joint venture...........             -        (49,163)
    Other.........................................           152         10,726
                                                     -----------    -----------

Total Other Income - net..........................        12,452         23,582
                                                     -----------    -----------

Net Loss..........................................   $(1,124,287)   $(1,062,927)
                                                     ===========    ===========


Net Loss per share                                         ($.05)         ($.06)
                                                           ======         ======


Weighted average number of common shares
   outstanding...................................     23,267,085     17,130,437
                                                      ==========     ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   UNAUDITED


                                    Preferred                  Common Stock       Additional
                             -------------------------  ------------------------   Paid-In
                               Shares       Amount        Shares       Amount       Capital        Deficit
                             ----------  -------------  -----------  -----------  ------------  -------------

Balance December 31, 1995           30    $   750,000   23,927,285      $23,927   $20,270,015   $(19,794,812)

Stock issued for services
 or settlement of liability          -              -      363,492          364       274,636              -

Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest thereon            -              -      248,131          249       157,935              -

Issuance of common stock
 upon conversion of Series D
 preferred stock                   (30)      (750,000)   1,249,313        1,250       748,750              -


Issuance of Series E
 preferred stock                    50      1,250,000            -            -             -              -

Issuance of Series F
 preferred stock                92,500      9,250,000            -            -             -              -

Costs & fees associated
 with equity issuances               -              -            -            -      (249,167)             -

Interest on notes
 receivable from
 stockholders                        -              -            -            -             -              -

Dividends on perferred               -              -            -            -             -       (308,454)
 stock

Net loss for the period              -              -            -            -             -     (2,061,121)
                             ---------   ------------   ----------   ----------   -----------   ------------

Balance June 30, 1996           92,550    $10,500,000   25,788,221      $25,790   $21,202,169   $(22,164,387)
                             =========   ============   ==========   ==========   ===========   ============


Balance December 31, 1994           80              -   18,692,489      $18,692   $17,613,667   $(12,454,572)

Issuance of common stock
 upon conversion Series A,
 B and C convertible
 preferred stock                   (80)             -      424,506          424          (424)             -

Issuance of common stock
 from treasury                       -              -            -            -             -              -

Sale of common stock                 -              -    1,403,000        1,403     1,134,394              -

Sale of EET shares (401k)            -              -       12,343           12        12,285              -
 plan

Cancellation of treasury
 stock                               -              -       (3,000)          (3)       (2,997)             -

Interest in notes
 receivable
    from stockholders                -              -            -            -             -              -

Net loss for the period              -              -            -            -             -     (2,002,571)
                             ---------   ------------   ----------   ----------   -----------   ------------
Balance June 30, 1995                -    $         -   20,529,338      $20,528   $18,756,925   $(14,457,143)
                             =========   ============   ==========   ==========   ===========   ============



                              Treasury Stock         Notes
                            -------------------    Receivable
                             Shares     Amount     Stockholder      Total
                            ---------  ---------  ------------  ------------

Balance December 31, 1995    450,000   $(16,488)    $(145,832)  $ 1,086,810

Stock issued for services
 or settlement of liability        -          -             -       275,000

Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest thereon          -          -             -       158,184

Issuance of common stock
 upon conversion of Series D
 preferred stock                   -          -             -             -


Issuance of Series E
 preferred stock                   -          -             -     1,250,000

Issuance of Series F
 preferred stock                   -          -             -     9,250,000

Costs & fees associated
 with equity issuances             -          -             -      (249,167)

Interest on notes
 receivable from
 stockholders                      -          -        (3,900)       (3,900)

Dividends on perferred
 stock                             -          -             -      (308,454)

Net loss for the period            -          -             -    (2,061,121)
                            --------   --------   -----------   -----------

Balance June 30, 1996        450,000   $(16,488)    $(149,732)  $ 9,397,352
                            ========   ========   ===========   ===========


Balance December 31, 1994    803,000   $(32,312)    $(138,032)  $ 5,007,443

Issuance of common stock
 upon conversion Series A,
 B and C convertible
 preferred stock                   -          -             -             -

Issuance of common stock
 from treasury               (350,000)    12,824             -        12,824

Sale of common stock                -          -             -     1,135,797

Sale of EET shares (401k)
 plan                               -          -             -        12,297

Cancellation of treasury
 stock                         (3,000)     3,000             -             -

Interest in notes
 receivable
    from stockholders              -          -        (3,922)       (3,922)

Net loss for the period            -          -             -    (2,002,571)
                            --------   --------   -----------   -----------

Balance June 30, 1995        450,000   $(16,488)    $(141,954)  $ 4,161,868
                            ========   ========   ===========   ===========


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                     SIX MONTHS ENDED
                                                                 JUNE 30          JUNE 30
                                                                  1996             1995
                                                            -----------------  -------------

Net cash used in operating activities.....................       $(2,838,313)   $(2,145,478)
                                                                 -----------    -----------

Cash flows from investing activities:
    Increase in note receivable...........................          (347,268)       (79,000)
    Increase in patents and purchased technology..........          (309,640)       (79,037)
    Purchase of property and equipment....................          (546,198)       (66,000)
    Investment in joint venture...........................                 -       (144,982)
    Payment for non-compete agreements....................          (120,000)      (105,000)
                                                                 -----------    -----------

                 Net cash used in investing activities....        (1,323,106)      (474,019)
                                                                 -----------    -----------

Cash flows from financing activities:
    Issuance of common stock..............................                 -      1,148,094
    Issuance of preferred stock...........................         7,800,000              -
    Issuance of notes payable and long-term debt..........           250,000              -
    Repayment of notes payable and long-term debt.........        (1,385,927)      (707,880)
    Redemption of preferred stock.........................                 -       (305,000)
    Payment of dividends on preferred stock...............           (27,151)             -
    Payments of costs and fees of equity issuances........          (200,045)             -
    Redemption of restricted certificate of deposit.......           200,000              -
    Payment of dividend on preferred stock of subsidiary..                 -         (5,432)
                                                                 -----------    -----------

           Net cash provided by financing activities......         6,636,877        129,782
                                                                 -----------    -----------

Net increase (decrease) in cash...........................         2,475,458     (2,489,715)
Cash and cash equivalents, beginning of year..............           333,326      3,266,518
                                                                 -----------    -----------

Cash and cash equivalents, end of year....................       $ 2,808,784    $   776,803
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

2. STOCKHOLDERS' EQUITY

Series D Convertible Preferred Stock
- ------------------------------------

Since December 31, 1995 the 30 outstanding shares of Series D convertible preferred stock have been converted into 1,249,313 shares of the Company's common stock.

Series E Convertible Preferred Stock
- ------------------------------------

In February and March, 1996 the Company issued 50 shares of Series E convertible preferred stock ("Series E Shares") for proceeds of $1,250,000. The Series E holders have certain liquidation preferences, and are not entitled to any dividends. At the option of the Series E holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price of the Company's common stock, as defined or (b) $1.50 per share. One-fourth of the Series E Shares can be converted after August 9, 1996, with another one-fourth available for conversion every three

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months thereafter. In addition, the Company at its option may redeem any of the Series E Shares still outstanding after February 16, 1999 at $25,000 per share.

Series F Convertible Preferred Stock
- ------------------------------------

In April and May, 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F Preferred") and stock purchase warrants to purchase 9,250,000 shares of the Company's common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 6,550,000 Series F Warrants. The remaining 27,000 Series F shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of (a) $2,700,000 in principal amount of the 13.5% convertible subordinated debentures and (b) 2,700,000 warrants. The Series F Warrants have an exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004.

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

3. SUBSEQUENT EVENTS

In July 1996, the Company issued 750,000 shares of the Company's common stock and warrants to purchase 750,000 shares of the Company's common stock for net cash proceeds of $750,000. The warrants have an exercise price of $1.00 per share and expire in July 1999.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues
- --------

Revenues increased $1,131,196 for the six months ended June 30, 1996 and $840,774 for the three-month period ended June 30, 1996. This increase is the result of the revenues generated from new product lines of GAIA (air-conditioner condenser support pads and porous pipe) and and increased revenues from IPF.

Shipments of GAIA's air conditioner support pads began in February 1996, and sales have increased steadily in each month. However, the Company has experienced start-up related production issues that have limited revenues and reduced gross profits during the first two quarters. As discussed below, management entered into a new agreement on July 1, 1996 with the manufacturing facility that produces GAIA's products; management believes this agreement addresses many of the start-up issues and that revenue and gross profit performance in the third quarter should improve.

IPF obtained and completed a large order for a pipeline system that contributed $414,000 to revenues in the second quarter. Although the future occurrence of orders of this magnitude cannot be guaranteed in the future, IPF has had the opportunity to bid on several such projects that, if obtained, would contribute to revenue in 1996.

The increase in the Company's revenues occurred despite the continued delay of several projects that would use EET's TechXTract/TM/ decontamination technology. Management of the Company still anticipates that these projects could be completed during the remainder of 1996.

Gross profit
- ------------

The gross profit percentage for the six months ended June 30, 1996 decreased to 15% from 33% for the same period of the previous year. This decrease occurred primarily during the second quarter of 1996, when the gross profit percentage was 5% compared to 32% for the same quarter of the previous year. The erosion in gross profit percentages was primarily the result of (i) the manufacturing operations of GAIA, as discussed below, and (ii) IPF's completion of its pipeline system order for revenue of $414,000 at margins that were bid lower than IPF's recurring product sales. Management believes that the successful completion of this project will lead to future contract awards with improved gross profit percentages.

In May and June 1996, the Company operated the manufacturing activities of GAIA under a new cost-sharing arrangement with a manufacturing facility in St. Francisville, Louisiana. This arrangement, coupled with lower than expected production rates, resulted in increased manufacturing costs. Additionally, an unscheduled shut-down of production occurred during the second quarter to effect renovations and repairs to major pieces of equipment. The combination of higher manufacturing costs and unanticipated renovation expenses increased costs by approximately $200,000, which in turn eliminated any gross profit for GAIA in
the second quarter.   However, the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




renovations and repairs made during the shutdown should significantly enhance the production capabilities of this facility.

In order to alleviate any future erosion of GAIA's gross profits, effective July 1, 1996, the Company entered into a new tolling arrangement with this manufacturing facility whereby the Company pays a set price per pound of product shipped. This arrangement should significantly improve the gross profit percentage for GAIA, since all product costs will be variable based upon shipments made to customers.

Selling, general and administrative
- -----------------------------------

Selling, general and administrative expense for the six months ended June 30, 1996 increased $176,762, and for the three months ended June 30, 1996 increased $15,906, as compared with the same periods of the previous year. This is primarily the result of (i) selling, general and administrative expenses of GAIA which were not included in prior financial statements of the Company since it was acquired on December 29, 1995 using the purchase method of accounting, (ii) a decrease in the Company's corporate expenses, caused primarily by a decrease in legal and professional fees, and (iii) a significant increase in direct marketing expenses to enhance future revenue growth for all of the Company's businesses.

Research and development
- ------------------------

Research and development expense for the six months ended June 30, 1996 decreased $251,569, and for the three months ended June 30, 1996 decreased $ 82,814, as compared to the same periods of the previous year. This is primarily the result of the completion or termination of various consulting arrangements during the first six months of 1995.

Other income and expense
- ------------------------

Other expense increased $117,129 for the six months ended June 30, 1996 as compared with the same period of the previous year. This is primarily the result of increased interest expense arising from the $2,700,000 13.5% convertible subordinated debenture and the $1,050,000 note incurred from the acquisition of GAIA. Neither of these obligations were outstanding during the first six months of 1995, and both debt instruments were repaid early in the second quarter of 1996. The convertible subordinated debentures and related warrants were surrendered on April 8, 1996 in exchange for 27,000 shares of Series F convertible preferred stock and warrants to purchase 2,700,000 shares of Company common stock, while the $1,050,000 was repaid in April 1996 from the proceeds received from the issuance of the Series F preferred stock. See Notes to the Consolidated Financial Statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $2,475,458 from December 31, 1995 to June 30, 1996 to a balance of $2,808,784. This increase in cash was comprised of the following: net cash used in operating activities of $2,838,313 ; net cash used in investing activities of $1,323,106; and net cash provided from financing activities of $6,636,877. See also the Consolidated Statements of Cash Flows for the components of each of the preceding categories.

Since December 31, 1995 the Company has received cash of $1,250,000 and $6,550,000 from the issuance of 50 shares of Series E and 65,500 shares of Series F convertible preferred stock. In addition, the $2,700,000 13.5% convertible subordinated debenture and its related warrants were surrendered in exchange for 27,000 shares of the Series F preferred stock. The holders of the Series F shares also received warrants to purchase 9,250,000 shares of Company common stock at an exercise price of $1.00, subject to certain adjustments.

The Series F preferred stock provides for the payment of quarterly dividends at the annual rate of $13.50 per share, payable in cash or, at the election of the holder, in additional shares of Series F preferred stock. On July 10, 1996 the Company issued 2,703 additional shares of Series F preferred stock in payment of the accrued dividends payable of $272,456 at June 30, 1996.

In July 1996, the Company received $750,000 in cash from the issuance of 750,000 shares of the Company's common stock and warrants to purchase 750,000 shares of the Company's common stock. The warrants have an exercise price of $1.00 and expire in July 1999.

From the proceeds received of the Series F described above, $1,050,000 was used to repay the outstanding note incurred in connection with the acquisition of GAIA. The accrued interest due to the holders of the 13.5% subordinated debentures of approximately $198,000 was repaid simultaneous with the conversion into the Series F Shares. Pursuant to the terms of his agreement, the balance due to Mr. Parrott of $219,000 was repaid in April, 1996. In addition, in June 1996 the Company acquired the patents and technologies of MPT Services, Inc. for a purchase price of approximately $290,000.

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

On July 23, 1996, the Company entered into a mediated settlement of its litigation with James Impero, which provided for the dismissal of all legal claims each has pending against the other and a financial settlement with terms that management believes are favorable to the Company.

ITEM 2: CHANGES IN SECURITIES:

As described below, at the 1996 Annual Meeting of Stockholders (the "Annual Meeting"), the Certificate of Incorporation of the Company was amended to increase the number of shares of Common Stock the Company is authorized to issue from 50 to 100 million, to classify the members of the Board of Directors into three classes, and to require a supermajority vote of stockholders in certain circumstances to further amend the Certificate of Incorporation.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting, a proposal to amend the Certificate of Incorporation to provide for a classification of the Board of Directors was approved by a vote of 19,371,182 for and 248,361 against with 61,739 shares abstaining on such matter.

At the Annual Meeting, a proposal to amend the Certificate of Incorporation to require a supermajority vote to stockholders to approve amendments to certain provisions of the Company's Certificate of Incorporation was approved by a vote of 19,227,693 for and 354,670 against, with 48,919 shares abstaining on such matter.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

At the Annual Meeting, the following nominees for director to be elected by the stockholders received the number of votes set opposite their names, constituting, in each case, a plurality of the votes cast at the Annual Meeting for election of the nine directors to be elected by the stockholders:

          William T. Aldrich       28,856,146
                                   ----------
          David M. Daniels         28,863,046
                                   ----------
          Edwin H. Knight          26,863,096
                                   ----------
          Donovan W. Boyd          26,866,246
                                   ----------
          Mark E. Leyerle          26,858,846
                                   ----------
          Christopher W. Roser     26,854,853
                                   ----------
          Tim B. Tarrillion        26,866,056
                                   ----------
          Douglas C. Williamson    26,866,296
                                   ----------
          Robert H. Chaney         26,861,596
                                   ----------

At the Annual Meeting, a proposal to amend the Certificate of Incorporation to authorize additional common stock was approved by a vote of 25,753,382 for and 452,393 against, with 87,957 shares abstaining on such matter.

At the Annual Meeting, the appointment of BDO Seidman LLP as independent auditors for the Company and its subsidiaries for the 1996 fiscal year was approved by a vote of 26,811,989 for and 48,262 against, with 76,581 shares abstaining on such matter.

ITEM 5: OTHER INFORMATION:  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS
           2) Amended and Restated Certificate of Incorporation
          27) Financial Data Schedule

     (B) REPORTS ON FORM 8-K: None

SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              North American Technologies Group, Inc.

Date:     August 13, 1996   /s/ Tim B. Tarrillion
                            -----------------------------------------------
                            Tim B. Tarrillion
                            President and Chief Executive Officer


                            /s/ Judith Knight Shields
                            -----------------------------------------------
                            Judith Knight Shields
                            Chief Financial Officer and Chief Accounting Officer