Form 10QSB
period 1996-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1996-11-12
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1935 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.
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

                                (713) 662-2699
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                                ----      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ________    No ________

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 28,011,808 common shares outstanding as of October 22, 1996.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes              No     X
    ---------       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.   FINANCIAL STATEMENTS:


      Consolidated Balance Sheets                                                         3
        September 30, 1996 (unaudited) and December 31, 1995

      Consolidated Statements of Loss                                                     4
        Three Months and Nine months ended September 30, 1996
        and 1995 (unaudited)

      Consolidated Statements of Stockholders' Equity                                     5
        Nine months ended September 30, 1996 and 1995 (unaudited)

      Consolidated Statements of Cash Flows                                               6
        Nine months ended September 30, 1996 and 1995 (unaudited)

      Notes to Consolidated Financial Statements                                          7

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                             10
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.   OTHER INFORMATION

           ITEM 1.   LEGAL PROCEEDINGS                                                   14

           ITEM 2.   CHANGES IN SECURITIES                                               14

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     14

           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

           ITEM 5.   OTHER INFORMATION                                                   14

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                           SEPT. 30,
                                                           1996            DEC. 31
                      ASSETS                               UNAUDITED        1995
                      ------                             -------------  -------------

Current Assets:
 Cash and cash equivalents.............................  $  1,829,568   $    333,326
 Certificates of deposit...............................             -        200,000
 Accounts receivables, less allowance for
  doubtful accounts of $43,869 and $34,000.............     1,088,812        626,146
 Inventories...........................................       578,075        329,902
 Prepaid expenses and other............................       505,084        374,623
                                                         ------------   ------------
  Total Current Assets                                      4,001,539      1,863,997

Notes receivable.......................................       815,069        248,967

Property and equipment, less accumulated depreciation

  of $381,073 and $272,240.............................     1,709,501      1,401,634

Patents and purchased technologies, less accumulated
 amortization of $275,500 and $155,361.................     1,422,626      1,224,777

Goodwill, less accumulated amortization of $180,164
 and $55,553...........................................     3,076,019      2,576,481

Other intangible assets, less accumulated
 amortization of $67,695 and $38,900...................       236,077        144,872

Other..................................................       241,402        423,991
                                                         ------------   ------------
                                                         $ 11,502,233   $  7,884,719
                                                         ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
 Short-term borrowings.................................  $    141,890   $  1,111,658
 Current maturities of long-term debt..................       174,000        264,396
 Accounts payable......................................       556,340        974,400
 Accrued expenses......................................       361,845        895,506
                                                         ------------   ------------
   Total current liabilities...........................     1,234,075      3,245,960

Long-term debt, less current maturities................       737,264      3,535,461

Minority interest......................................        16,488         16,488
                                                         ------------   ------------
  Total Liabilities....................................     1,987,827      6,797,909
                                                         ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 95,241 and 30 shares issued..............    10,470,300        750,000
 Common stock, $.001 par value, 50,000,000 shares
 authorized; 28,461,808 and 23,927,285 shares issued...        28,464         23,927
 Additional paid-in capital............................    22,621,005     20,270,015
 Deficit...............................................   (23,437,193)   (19,794,812)
 Treasury stock, at cost, 450,000 shares...............       (16,488)       (16,488)
 Less notes receivable for sale of stock...............      (151,682)      (145,832)
                                                         ------------   ------------

  Total Stockholders' Equity...........................     9,514,406      1,086,810
                                                         ------------   ------------
                                                         $ 11,502,233   $  7,884,719
                                                         ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
 THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                   UNAUDITED

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPT. 30       SEPT. 30       SEPT. 30       SEPT. 30
                                                         1996           1995           1996           1995
                                                       -----------  -------------  -------------  -------------
Revenues............................................  $ 1,034,539    $   809,047    $ 3,338,307    $ 1,981,620
Cost of revenues....................................      840,922        487,374      2,802,422      1,273,103
                                                      -----------    -----------    -----------    -----------
   Gross profit.....................................      193,617        321,673        535,885        708,517
Expenses:
    Selling, general and administrative expenses....    1,215,784      1,257,097      3,331,281      3,223,369
    Research and development expenses...............       57,717        112,300        218,388        524,540
                                                      -----------    -----------    -----------    -----------
Total expenses......................................    1,273,501      1,369,397      3,549,669      3,747,909
                                                      -----------    -----------    -----------    -----------
   Operating loss...................................   (1,079,884)    (1,047,724)    (3,013,784)    (3,039,392)
Other Income (Expense):
    Interest income.................................       51,195         77,238        125,350        245,530
    Interest expense................................      (26,246)       (26,069)      (234,069)       (74,537)
    Equity in net loss of joint venture.............      (15,000)       (44,894)       (45,000)      (176,892)
    Other...........................................     (202,872)         3,553       (166,424)         4,825
                                                      -----------    -----------    -----------    -----------
Total Other Income (Expense)........................     (192,923)         9,828       (320,143)        (1,074)
                                                      -----------    -----------    -----------    -----------
Net Loss............................................  $(1,272,807)   $(1,037,896)   $(3,333,927)   $(3,040,466)
                                                      ===========    ===========    ===========    ===========

Net Loss per share..................................     ($.06)        ($.05)         ($.15)         ($.17)
                                                         ======        ======         ======         ======
Weighted average number of common
shares outstanding .................................   25,327,553     19,715,763     23,638,290     18,202,928
                                                      ===========    ===========    ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   UNAUDITED

                                                                                   Additional
                                    Preferred               Common Stock             Paid-In
                              Shares        Amount       Shares         Amount       Capital
                             ----------  -------------  -----------  -----------  ------------
Balance December 31, 1995           30    $   750,000   23,927,285      $23,927   $20,270,015

Stock issued for services
 or settlement
    of liability                     -              -      363,492          364       274,636

Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest thereon            -              -      248,131          249       157,935

Issuance of common stock
 upon conversion of Series D
 preferred stock                   (30)      (750,000)   1,249,313        1,250       748,750


Issuance of Series E
 preferred stock                    50      1,250,000            -            -             -

Issuance of common stock
 upon conversion of Series E
 preferred stock                   (12)      (300,000)     541,516          542       299,458

Issuance of Series F
 preferred stock                92,500      9,250,000            -            -             -

Issuance of Series F
 preferred in
 lieu of cash dividends          2,703        270,300            -            -             -

Issuance of common stock
 for cash                            -              -      750,000          750       749,250

Issuance of common stock
 to acquire minority interest of
 subsidiary                          -              -    1,382,071        1,382       620,518

Costs & fees associated
 with equity issuances               -              -            -            -      (499,557)

Interest on notes
 receivable from stockholders        -              -            -            -             -

Dividends on preferred
 stock                               -              -            -            -             -

Net loss for the period              -              -            -            -             -
                                ------    -----------   ----------      -------   -----------
Balance September 30, 1996      95,241    $10,470,300   28,461,808      $28,464   $22,621,005
                                ======    ===========   ==========      =======   ===========

Balance December 31, 1994           80              -   18,692,489      $18,692   $17,613,667

Issuance of common stock
 upon conversion Series A, B
 and C convertible preferred
 stock                             (80)             -      424,506          424          (424)

Issuance of common stock
 from treasury                       -              -            -            -             -

Sale of common stock                 -              -    2,929,713        2,929     2,104,368

Sale of EET shares (401k)
 plan                                -              -       12,343           12        12,285

Cancellation of treasury
 stock                               -              -       (3,000)          (3)       (2,997)

Interest in notes
 receivable from stockholders        -              -            -            -             -

Net loss for the period              -              -            -            -             -
                                ------    -----------   ----------      -------   -----------
Balance September 30, 1995           -    $         -   22,056,051      $22,054   $19,726,899
                                ======    ===========   ==========      =======   ===========









                                                Treasury Stock          Notes
                                         --------------------------   Receivable
                               Deficit      Shares        Amount     Stockholder      Total
                             ----------  -------------  -----------  -----------  ------------
Balance December 31, 1995    $(19,794,812)   450,000   $(16,488)    $(145,832)  $ 1,086,810

Stock issued for services
 or settlement
    of liability                        -          -          -             -       275,000

Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest
 thereon                                -          -          -             -       158,184

Issuance of common stock
 upon conversion of Series D
 preferred stock                        -          -          -             -             -


Issuance of Series E
 preferred stock                        -          -          -             -     1,250,000

Issuance of common stock
 upon conversion of Series E
 preferred stock                        -          -          -             -             -

Issuance of Series F
 preferred stock                        -          -          -             -     9,250,000

Issuance of Series F
 preferred in
   lieu of cash dividends               -          -          -             -       270,300

Issuance of common stock
 for cash                               -          -          -             -       750,000

Issuance of common stock
 to acquire minority interest of
 subsidiary                             -          -          -             -       621,900

Costs & fees associated
 with equity issuances                  -          -          -             -      (499,557)

Interest on notes
 receivable from
    stockholders                        -          -          -        (5,850)       (5,850)

Dividends on preferred
 stock                           (308,454)         -          -             -      (308,454)

Net loss for the period        (3,333,927)         -          -             -    (3,333,927)
                             ------------   --------   ---------  -----------   ===========
Balance September 30, 1996   $(23,437,193)   450,000   $(16,488)    $(151,682)  $ 9,514,406
                             ============   ========   ========   ===========   ===========

Balance December 31, 1994    $(12,454,572)   803,000   $(32,312)    $(138,032)  $ 5,007,443

Issuance of common stock
 upon conversion Series A, B
 and C convertible preferred
 stock                                  -          -          -             -             -

Issuance of common stock
 from treasury                          -   (350,000)    12,824             -        12,824

Sale of common stock                    -          -          -             -     2,107,297

Sale of EET shares (401k)
 plan                                   -          -          -             -        12,297

Cancellation of treasury
 stock                                  -     (3,000)     3,000             -             -

Interest in notes
 receivable from stockholders           -          -          -        (5,936)       (5,936)

Net loss for the period        (3,040,466)         -          -             -    (3,040,466)
                             ------------   --------   --------   -----------   -----------
Balance September 30, 1995   $(15,495,038)   450,000   $(16,488)    $(143,968)  $ 4,093,459
                             ============   ========   ========   ===========   ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                   UNAUDITED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     NINE MONTHS ENDED
                                                                   SEPT. 30        SEPT. 30
                                                                     1996            1995
                                                                --------------   ------------
Net cash used in operating activities.....................        $(4,525,280)   $(3,476,907)
                                                                  -----------    -----------
Cash flows from investing activities:
    Increase in note receivable...........................           (566,102)    (1,451,971)
    Increase in patents and purchased technology..........           (320,237)       (80,302)
    Purchase of property and equipment....................           (451,200)      (226,577)
    Decrease (increase) in other assets...................            133,467       (110,526)
    Payment for non-compete agreements....................           (120,000)      (105,000)
                                                                  -----------    -----------
              Net cash used in investing activities.......         (1,324,072)    (1,974,376)
                                                                  -----------    -----------
Cash flows from financing activities:
    Issuance of common stock..............................            750,000      2,119,594
    Issuance of preferred stock...........................          7,800,000              -
    Issuance of notes payable and long-term debt..........            250,000      2,925,744
    Repayment of notes payable and long-term debt.........         (1,398,197)      (712,500)
    Redemption of preferred stock.........................                  -       (305,000)
    Payment of dividends on preferred stock...............            (27,151)             -
    Payments of costs and fees of equity issuances........           (229,058)             -
    Redemption of restricted certificate of deposit.......            200,000              -
    Payment of dividend on preferred stock of subsidiary..                  -         (5,432)
                                                                  -----------    -----------
         Net cash provided by financing activities........          7,345,594      4,022,406
                                                                  -----------    -----------

Net increase (decrease) in cash...........................          1,496,242     (1,428,877)
Cash and cash equivalents, beginning of year..............            333,326      3,266,518
                                                                  -----------    -----------
Cash and cash equivalents, end of year....................        $ 1,829,568    $ 1,837,641
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

During March and June 1995, the Company acquired 100% of the outstanding stock of EET, Inc. ("EET") and Industrial Pipe Fittings, Inc. ("IPF"). In December 1995, the Company acquired certain assets of GAIA Technologies, Inc. and its affiliates (collectively "GAIA"). In June 1996, the Company, through its wholly owned subsidiary Riserclad International, Inc. ("Riserclad"), acquired certain assets of MPT Services, Inc. The acquisitions of EET and IPF were accounted for as poolings-of-interests, and accordingly the financial statements for all periods prior to the acquisitions have been restated to combine the previously separate entities. The acquisitions of GAIA and MPT Services, Inc. were accounted for using the purchase method of accounting, and accordingly the results of those companies' operations have been included from their respective acquisition dates.

The loss per common share is computed by dividing the loss from operations, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive.

2. STOCKHOLDERS' EQUITY

Series D Convertible Preferred Stock
------------------------------------

Since December 31, 1995 the 30 outstanding shares of Series D convertible preferred stock have been converted into 1,249,313 shares of the Company's common stock.

Series E Convertible Preferred Stock
------------------------------------

In February and March, 1996 the Company issued 50 shares of Series E convertible preferred stock ("Series E Shares") for proceeds of $1,250,000. The Series E holders have certain liquidation preferences, and are not entitled to any dividends. At the option of the Series E holders, the preferred stock may be converted into the Company's common stock using a conversion rate

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



computed as the lesser of (a) a calculated value utilizing a discount to the market price of the Company's common stock, as defined, or (b) $1.50 per share. One-fourth of the Series E Shares can be converted after August 9, 1996, with another one-fourth available for conversion every three months thereafter. In addition, the Company at its option may redeem any of the Series E Shares still outstanding after February 16, 1999 at $25,000 per share.

In August 1996, twelve shares of Series E convertible preferred stock were converted into 541,516 shares of the Company's common stock.

Series F Convertible Preferred Stock
------------------------------------

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

Dividends accrue on the Series F Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments during the first three years, in which case each holder may elect to either (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or (ii) receive payment of the dividends in the form of additional Series F Shares. The holders of the Series F Shares have certain liquidation preferences. The Series F Shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. On or after April 8, 2001, the Series F Shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price of the Company's common stock, as defined. Subject to certain conversion rights, the Company may redeem the Series F Shares at face value on or after April 8, 2004.

Of the proceeds received from the Series F Shares, $1,050,000 was used to repay the outstanding note issued in connection with the purchase of GAIA.

In July 1996, 2,703 shares of Series F convertible preferred stock were issued in lieu of cash dividends due June 30, 1996.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Common stock
------------

In July 1996, the Company issued 750,000 shares of the Company's common stock and warrants to purchase 750,000 shares of the Company's common stock for net cash proceeds of $750,000. The warrants have an exercise price of $1.00 per share and expire in July 1999.

Effective August 15, 1996, the Company acquired the outstanding minority interest of its subsidiary, North American Environmental Group, Inc. ("NAEG"), by merging it into another wholly-owned subsidiary which was then renamed NAEG. The 1,382,071 previously outstanding shares of NAEG were converted on a one-for-one basis into shares of the Company's common stock. This transaction was accounted using the purchase method of accounting, with the issuance by the Company of 1,382,071 shares for goodwill of $621,900, which will be amortized over a three-year period.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS



RESULTS OF OPERATIONS

Revenues
--------

Revenues increased $1,356,687 for the nine months ended September 30, 1996 and $225,492 for the three-month period ended September 30, 1996, representing increases of 68.5% and 27.8% over revenues in the same periods of the previous year. The revenue increase for the nine month period is the result of increased sales from IPF, and revenues generated from the new product lines of GAIA (air-conditioner condenser support pads ("A/C pads") and porous pipe) and Riserclad. This increase in revenues for the nine months and the three months ended September 30, 1996 was partially offset by a decrease in revenues from EET's TechXTract decontamination technology. EET's revenues in the third quarter of 1996 were lower than the same period of the previous year because of a large project that was completed in the third quarter of 1995.

Contributing to IPF's increase in revenues for the nine months ended September 30, 1996 was the completion of a large order for a pipeline system in the second quarter that contributed $414,000 in revenues. IPF's revenues continued to increase during the third quarter of 1996 by $200,000, or 82%, over the same period of the previous year.

Shipments of GAIA's air conditioner support pads began in February 1996. However, the Company experienced start-up related production issues that limited revenues and reduced gross profits during the first two quarters. The Company entered into a new agreement on July 1, 1996 with the manufacturing facility that produces GAIA's products. Gross profits improved during the third quarter, however, in mid-September the A/C pad production line was halted because of repairs needed to one of the critical components of the line. All sales since mid-September have been from inventory. The Company is currently evaluating its options regarding the location of and optimum manufacturing design required for future production of this product. Sales of A/C pads in the fourth quarter are expected to be lower due to these on-going production problems. However, management anticipates this situation will be resolved by the start of 1997.


Gross profit
------------
                                   1996   1995
                                   -----  -----
Three months ended June 30            5%    32%
Three months ended September 30      19%    40%

Nine months ended September 30       16%    36%


The gross profit percentage for the nine months ended September 30, 1996 decreased to 16% from 36% for the same period of the previous year. The erosion in the gross profit percentage for the nine

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


month period ended September 30, 1996 was primarily the result of (i) the manufacturing operations of GAIA, as discussed below, (ii) IPF's completion of its pipeline system order for revenue of $414,000 at margins that were bid lower than IPF's recurring product sales, and (iii) a decrease in gross profits from EET due to a large project that was completed in the third quarter of 1995 at favorable margins, and the completion of some lower margin projects in 1996.

The gross profit percentage increased to 19% for the three months ended September 30, 1996 from 5% for the three months ended June 30, 1996 reflecting improved margins at IPF and GAIA.

During the second quarter of 1996, the Company operated the manufacturing activities of GAIA under a new cost-sharing arrangement with a manufacturing facility in St. Francisville, Louisiana. This arrangement, coupled with lower than expected production rates, resulted in increased manufacturing costs. Additionally, an unscheduled shut-down of production occurred during the second quarter to effect renovations and repairs to major pieces of equipment. The combination of higher manufacturing costs and unanticipated renovation expenses increased costs by approximately $200,000, which in turn eliminated any gross profit for GAIA in the second quarter.

In order to alleviate any future erosion of GAIA's gross profits, effective July 1, 1996, the Company entered into a new tolling arrangement with this manufacturing facility whereby the Company pays a set price per pound of product shipped. This arrangement improved the gross profit percentage for GAIA during the third quarter. However, continuing problems with the Company's manufacturing vendor and the dependability of the manufacturing system halted all production in mid-September which again affected both revenues and margins of the A/C pad business. The Company is currently evaluating its options regarding the location of and optimum manufacturing design required for future production of this product and anticipates having these problems rectified by the end of the year.

Selling, general and administrative
-----------------------------------

Selling, general and administrative expense for the nine months ended September 30, 1996 increased $107,913, and for the three months ended September 30, 1996 decreased $41,313, as compared with the same periods of the previous year. This is primarily the result of (i) selling, general and administrative expenses of GAIA and Riserclad which were not included in the prior financial statements of the Company since these acquisitions occurred on December 29, 1995 and June 18, 1996, respectively, and are accounted for using the purchase method, and (ii) a significant increase in direct marketing expenses to enhance future revenue growth for all of the Company's businesses. These increases offset a decrease in the Company's corporate expenses, caused primarily by reductions in legal and professional fees.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS



Research and development
------------------------

Research and development expense for the nine months ended September 30, 1996 decreased $306,152, and for the three months ended September 30, 1996 decreased $ 54,583, as compared to the same periods of the previous year. This is primarily the result of the completion or termination of various consulting arrangements during the first six months of 1995. Research and development expenses are not expected to increase above their current quarterly amounts.

Other income and expense
------------------------

Other expense increased $319,069 for the nine months ended September 30, 1996 as compared with the same period of the previous year. This is primarily the result of increased interest expense arising from the $2,700,000 13.5% convertible subordinated debenture and the $1,050,000 note incurred from the acquisition of GAIA. Neither of these obligations were outstanding during the first six months of 1995, and both debt instruments were repaid early in the second quarter of 1996. The convertible subordinated debentures and related warrants were surrendered on April 8, 1996 in exchange for 27,000 shares of Series F convertible preferred stock and warrants to purchase 2,700,000 shares of Company common stock, while the $1,050,000 was repaid in April 1996 from the proceeds received from the issuance of the Series F preferred stock. See Notes to the Consolidated Financial Statements.

Other expense for the third quarter of 1996 increased significantly as a result of a one-time payment made in settlement of a lawsuit and the loss on the sale of certain laboratory equipment owned by EET. The sale of the equipment generated a positive cash flow to the Company but resulted in a loss on the book value of the equipment. This equipment was not being used in any of the Company's current business lines.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased $1,496,242 from December 31, 1995 to September 30, 1996 to a balance of $1,829,568. This increase in cash was comprised of net cash provided from financing activities of $7,345,594, offset by net cash used in operating activities of $4,525,280 and net cash used in investing activities of $1,324,072. See also the Consolidated Statements of Cash Flows for the components of each of the preceding categories.

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

From the proceeds received of the Series F preferred stock described above, $1,050,000 was used to repay the outstanding note incurred in connection with the acquisition of GAIA. The accrued interest due to the holders of the 13.5% subordinated debentures of approximately $198,000 was repaid simultaneous with the conversion into the Series F Shares. In addition, in June 1996 the Company acquired the patents and technologies of MPT Services, Inc. for a purchase price of approximately $290,000.

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

        During the third quarter, the Company settled its litigation with James Impero, Robyn Impero, Val Weaver and Douglas Winch. These settlements provided for the dismissal of all legal claims each has pending against the other and financial terms that management believes are favorable to the Company.

ITEM 2: CHANGES IN SECURITIES: None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION:  None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS:  None

        (B) REPORTS ON FORM 8-K:  None

SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          North American Technologies Group, Inc.

Date:  November 11, 1996  /s/ Tim B. Tarrillion
                          -------------------------------------

                          Tim B. Tarrillion
                          President and Chief Executive Officer


                          /s/ Judith Knight Shields
                          -------------------------------------

                          Judith Knight Shields
                          Chief Financial Officer and Chief Accounting Officer