Form 10QSB/A
period 1996-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1997-02-12
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB-A

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
                                                         ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
 Short-term borrowings.................................  $    141,890   $  1,111,658
 Current maturities of long-term debt..................       174,000        264,396
 Accounts payable......................................       556,340        974,400
 Accrued expenses......................................       361,845        895,506
                                                         ------------   ------------
   Total current liabilities...........................     1,234,075      3,245,960

Long-term debt, less current maturities................       737,264      3,535,461

Minority interest......................................        16,488         16,488
                                                         ------------   ------------
  Total Liabilities....................................     1,987,827      6,797,909
                                                         ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 95,241 and 30 shares issued..............    10,470,300        750,000
 Common stock, $.001 par value, 100,000,000 shares
 authorized; 28,461,808 and 23,927,285 shares issued...        28,464         23,927
 Additional paid-in capital............................    22,621,005     20,270,015
 Deficit...............................................   (23,437,193)   (19,794,812)
 Treasury stock, at cost, 450,000 shares...............       (16,488)       (16,488)
 Less notes receivable for sale of stock...............      (151,682)      (145,832)
                                                         ------------   ------------

  Total Stockholders' Equity...........................     9,514,406      1,086,810
                                                         ------------   ------------
                                                         $ 11,502,233   $  7,884,719
                                                         ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
 THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                   UNAUDITED

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPT. 30       SEPT. 30       SEPT. 30       SEPT. 30
                                                         1996           1995           1996           1995
                                                       -----------  -------------  -------------  -------------
Revenues............................................  $ 1,034,539    $   809,047    $ 3,338,307    $ 1,981,620
Cost of revenues....................................      840,922        487,374      2,802,422      1,273,103
                                                      -----------    -----------    -----------    -----------
   Gross profit.....................................      193,617        321,673        535,885        708,517
Expenses:
    Selling, general and administrative expenses....    1,215,784      1,257,097      3,331,281      3,223,369
    Research and development expenses...............       57,717        112,300        218,388        524,540
                                                      -----------    -----------    -----------    -----------
Total expenses......................................    1,273,501      1,369,397      3,549,669      3,747,909
                                                      -----------    -----------    -----------    -----------
   Operating loss...................................   (1,079,884)    (1,047,724)    (3,013,784)    (3,039,392)
Other Income (Expense):
    Interest income.................................       51,195         77,238        125,350        245,530
    Interest expense................................      (26,246)       (26,069)      (234,069)       (74,537)
    Equity in net loss of joint venture.............      (15,000)       (44,894)       (45,000)      (176,892)
    Other...........................................     (202,872)         3,553       (166,424)         4,825
                                                      -----------    -----------    -----------    -----------
Total Other Income (Expense)........................     (192,923)         9,828       (320,143)        (1,074)
                                                      -----------    -----------    -----------    -----------
Net Loss............................................  $(1,272,807)   $(1,037,896)   $(3,333,927)   $(3,040,466)
                                                      ===========    ===========    ===========    ===========

Net Loss per share..................................     ($.06)        ($.05)         ($.18)         ($.17)
                                                         ======        ======         ======         ======
Weighted average number of common
shares outstanding .................................   25,327,553     19,715,763     23,638,290     18,202,928
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

The loss per common share is computed by dividing the loss from operations, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include (i) dividends stated in the respective certificate of designations, and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. The deemed dividends were included in the earnings per share calculation in order to comply with a recent change in the SEC's position regarding the accounting treatment of preferred stock issued with certain conversion features.

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

Through the nine months ended September 30, 1996, the Company incurred operating losses which are anticipated to continue for the near term at expected levels of between $250,000 and $300,000 per month. As described above, the Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. The Company expects that revenues from operations will become sufficient to offset the Company's costs of operations during the second half of 1997. As of September 30, 1996 the Company had working capital of $2,767,464, including a cash balance of $1,829,568. Based upon the Company's current operations, additional capital will be required prior to the time profitable operations are achieved. The Company may also require additional capital to fund acquisitions and to expand operations. As a result, the Company will explore various financing alternatives. There can be no assurance that such capital will be available, if at all, on terms attractive to the Company.

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


                          North American Technologies Group, Inc.

Date:  February 10, 1997  /s/ Tim B. Tarrillion
                          -------------------------------------

                          Tim B. Tarrillion
                          President and Chief Executive Officer


                          /s/ Judith Knight Shields
                          -------------------------------------

                          Judith Knight Shields
                          Chief Financial Officer and Chief Accounting Officer