Form 10KSB40
period 1996-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1997-03-24
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                        Commission file number:  0-16217
                                                 -------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                    ---------------------------------------
              (Exact name of small business issuer in its charter)

DELAWARE                                   33-0041789
--------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                        4710 Bellaire Blvd. - Suite 301
                             Bellaire, Texas  77401
                             ----------------------
              (Address of principal executive offices)  (Zip Code)

                 Registrant's telephone number:  (713) 662-2699
                                                 --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   YES   _____ NO
                                           -----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       -----

          State issuer's revenues for its most recent fiscal year:  $4,494,257

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 28, 1997 was $12,314,851. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                    Applicable Only to Corporate Registrants

          As of February 28, 1997, there were 28,102,618 shares of Common Stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one)

     _____ YES    X   NO
                -----

                         PRIVATE SECURITIES LITIGATION

                        REFORM ACT SAFE HARBOR STATEMENT

     When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others: (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the Company's ability to overcome technical and other obstacles to the commercialization of the Company's products; (iii) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged, including the extent to which currently outstanding options, warrants and other convertible securities are exercised;
(iv) the sensitivity of the Company's business to general economic conditions;
(v) the performance of suppliers and subcontractors; (vi) the timing of completion of projects; (vii) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (viii) changes in accounting principles, policies or guidelines, and
(ix) other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

     ITEM 1.  BUSINESS OF THE REGISTRANT

     GENERAL-BACKGROUND
     ------------------

     North American Technologies Group, Inc. ("NATK" or the "Company") conducts business through five principal business groups: EET, Inc. (manufactures, distributes and uses chemical extraction products for the environmental decontamination of buildings and equipment, removal of stains from concrete, and the descaling of industrial deposits utilizing EET's patented TECHXTRACT(R) technology), Industrial Pipe Fittings, Inc. (manufactures and distributes transition fittings for high-density polyethylene ("HDPE") pipe), GAIA Technologies, Inc. (manufactures and distributes products made from recycled plastics and rubber), Riserclad International, Inc. (formulates and markets a corrosion protection system for steel structures in marine applications), and other businesses/technologies owned by NATK but not separated into distinct subsidiaries (development of a proprietary hydrocarbon upgrading technology and other environmentally related technologies). Unless the context requires otherwise, the term "Company" refers to North American Technologies Group, Inc. and its subsidiaries and affiliates. The Company was organized as Mail Boxes Coast to Coast, Inc. as of December 24, 1986 under the laws of the State of Delaware and in 1993 changed its name to its present name following divestiture of its predecessor business.

     Prior to the acquisitions of EET, IPF and GAIA in 1995, and the Riserclad technology in 1996, the Company had been a development-stage company engaged in the development, acquisition and application of technologies with possible applications in various industries, including environmental services and energy. However, the acquisitions accomplished by the Company and the resulting change in strategic focus have reduced the Company's dependence on any one industry, and in particular has substantially reduced its involvement in the environmental services and remediation industry.

     The business of the Company was expanded during the first quarter of 1995 with the Company's acquisition by merger of EET. EET was formed in 1993 when it purchased certain patents and proprietary technologies and processes from EnClean, Inc. ("EnClean"). Prior to its acquisition by the Company, EET was owned by approximately forty shareholders, including Tim Tarrillion, the current CEO and President of the Company, and Judith Knight Shields, the current Senior Vice President, CFO and Treasurer of the Company. EET and the Company were not affiliated prior to the acquisition of EET. The acquisition of EET by NATK was accounted for as a "pooling of interests."

     In June 1995, the Company acquired by merger IPF, a Houston, Texas-based manufacturer and distributor of proprietary and standard thermoplastic fittings for the mining, environmental and water works industries formerly owned by David Daniels, a director and officer of the Company, and two other unrelated individuals. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The acquisition of IPF by NATK was accounted for as a "pooling of interests."

     On December 29, 1995, the Company acquired substantially all of the assets of GAIA, a manufacturer of porous pipe, synthetic construction materials and other products using recycled rubber and plastics. The acquired assets consisted of a number of patented and proprietary technologies and other business assets (including among others certain equipment, inventory and raw materials) relating to the use of recycled rubber and plastics for the manufacture and distribution of porous pipe, synthetic construction materials and certain other products with advanced structural properties, together with substantially all other business assets of GAIA relating thereto. In conjunction with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement pursuant to which it acquired an option (the "Crosstie Purchase Option") to purchase all of the capital stock of TieTek, Inc., a Texas corporation ("TieTek"), which is owned by three individuals. One of these individuals is a former director of the Company and another is an officer of GAIA.

     Under this Crosstie Purchase Option and Loan Agreement, the Company may exercise the Crosstie Purchase Option during a two-year period expiring December 29, 1997 (which period may be extended for an additional year under certain circumstances) by forgiving all then-outstanding indebtedness under the Crosstie Loan referred to below, and paying certain royalty payments based on products to be sold by TieTek for a fifteen-year period after the exercise of the Crosstie Purchase Option. In connection with the sale of the GAIA assets, TieTek received the right to use certain of the patented and proprietary technologies included in the GAIA assets to develop synthetic railroad crossties and certain other related products. The Company also agreed in the Crosstie Purchase Option and Loan Agreement to lend up to $1,500,000 (the "Crosstie Loan") to TieTek, the proceeds of which loan are to be used in connection with developing the synthetic railroad crossties. As of December 31, 1996, the Company has lent to TieTek an aggregate of approximately $800,000 of such Crosstie Loan amount. The Crosstie Loan is collateralized by a pledge of, and lien on, all of TieTek's assets and capital stock, and 666,667 of the shares of the Company's Common Stock.

     The acquisition of GAIA was accounted for under the purchase method of accounting with the results of operations of GAIA to be included in the consolidated results of operations of the Company from the effective date of the acquisition (December 29, 1995).

     On June 18, 1996, the Company, through a newly formed subsidiary, Riserclad International Inc., acquired the rights to a patented corrosion protection technology known as "Riserclad." The technology was purchased from a private company, MPT Services Inc., for $275,000 in cash and future royalty payments which will be based on a percentage of the future gross profits of the Riserclad International Inc. The Riserclad technology protects steel surfaces in the "splash zone" of marine structures such as offshore oil platforms, and bridge pilings and supports. The acquisition of the Riserclad technology was accounted for under the purchase method of accounting with the results of operations of Riserclad International, Inc. included in the consolidated results of operations of the Company from the effective date of the acquisition (June 18, 1996).

MANAGEMENT RESTRUCTURING
------------------------

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

     In addition to the executives that joined NATK as a result of the EET acquisition, Mr. Tarrillion hired two individuals (Donovan Boyd, Chief Operating Officer, and Judith Knight Shields, Chief Financial Officer) who had worked with him when he was President and Chief Operating Officer of EnClean. EnClean was a publicly traded industrial and environmental services company that Mr. Tarrillion had co-founded in 1984 which grew to over $100 million in revenues by 1992. EnClean was acquired by Rust International in 1993. Most of NATK's new management team has worked for EET, EnClean, or both. In addition, the NATK management team includes David Daniels, who was a member of NATK's management team prior to 1995, as a director and Executive Vice President of the Company, as well as President of IPF.

DESCRIPTION OF BUSINESS AND TECHNOLOGIES
----------------------------------------

     The Company's strategy is to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defendable market positions. These businesses will be commercially developed to provide a mix of products, services and licensing arrangements to customers in a range of separate and distinct industries. In addition to its current set of products and services, it is the Company's intent to continue to identify new products and applications that can be derived through the development of its current technologies or new technologies or businesses that may be acquired by the Company in the future. The Company will also from time to time divest of, spin-off, or suspend commercialization efforts for, certain technologies or product lines if the market or available opportunities so dictate.

     Currently, certain of the Company's businesses and products have been commercialized to varying extents, others remain in the development stage, and others have had their commercial development efforts suspended. EET's TECHXTRACT(R) and waste management businesses, IPF's manufacturing and distribution of transition and related fittings businesses, GAIA's porous pipe and air conditioner condenser support pad businesses, and Riserclad's products are currently contributing to the revenue growth of the Company. The railroad crosstie product line and the BioKatT(TM) Technology are still in the development stage and may add to the Company's growth at some time in the future. In addition, NATK is attempting to develop certain new products based on the TECHXTRACT(R), GAIA and Riserclad technologies. Management expects that these new products could make a significant contribution to the Company's revenues in the future.

     The following chart provides a summary of all of the Company's businesses and technologies, together with their respective operational functions and current status of commercialization:

================================================================================
BUSINESSES AND TECHNOLOGIES         FUNCTION          STAGE OF COMMERCIALIZATION
--------------------------------------------------------------------------------
EET's TECHXTRACT(R)          Extraction of            Technology is patented
 Process                     radionuclides, PCB's,    and proven, and
                             heavy metals and other   commercial projects are
                             toxic materials to       on-going.  Market
                             decontaminate            development is shifting
                             buildings and            from providing the
                             equipment for reuse.     technology on a
                                                      full-service basis to
                                                      supplying chemical
                                                      formulations to third
                                                      party applicators.

                             Removal of oil, rust     Products are being tested
                             and other stains         in specific markets.
                             from concentrate         Marketing plan for retail
                             surfaces in commercial   product is being
                             building, parking lots,  developed.
                             and residential garages
                             driveways.

                             Reduction of scale       Product has been
                             buildup in oil well      laboratory tested by
                             production lines.        major oil service firm.
                                                      Field tests are being
                                                      scheduled to verify
                                                      laboratory results.

--------------------------------------------------------------------------------
EET's Waste Management       Specialized waste        Group has an established
Services Group               management and           customer base in central
                             remediation services.    Texas market.
--------------------------------------------------------------------------------
Industrial Pipe Fittings     Manufactures and         Products are being
                             distributes transition   manufactured and sold.
                             pipe fittings, tapping   Facilities were expanded
                             saddles and fabricated   in 1996 to allow for
                             large diameter elbows,   manufacture and
                             tees, and wyes.          distribution of new
                                                      product lines.
--------------------------------------------------------------------------------
GAIA Technologies Porous     Markets porous pipe      Currently selling product
Pipe                         made from recycled       into segments of the
                             rubber from discarded    international irrigation
                             automobile tires and     market.
                             plastic to world wide
                             agricultural market
                             for use in commercial
                             irrigation systems.
================================================================================

================================================================================
BUSINESSES AND TECHNOLOGIES         FUNCTION          STAGE OF COMMERCIALIZATION
--------------------------------------------------------------------------------

GAIA Technologies A/C Pads   Markets rigid support    Currently selling
                             pads for outside air     products through
                             conditioning             manufacturer's
                             condensers and other     representatives in the
                             equipment. Product is    established U.S. air
                             made from recycled       conditioning supply
                             rubber from discarded    industry.  Products are
                             automobile tires and     currently being made by a
                             recycled plastics.       third party manufacturer.
--------------------------------------------------------------------------------
GAIA Technologies Railroad   Development of (in       Under option to the
Crossties                    conjunction with         Company. Working
                             TieTek) and, if and      prototypes are in place
                             when proven              under operating railroad
                             commercially viable,     lines.   Manufacturing
                             ultimate manufacture     system is being designed,
                             of a synthetic           and arrangements are
                             railroad crosstie from   currently underway for
                             recycled rubber,         the production of 2,000
                             plastic and other        ties.  When produced,
                             material.                these prototypes will be
                                                      shipped to several
                                                      railroads for
                                                      installation and service
                                                      tests.
--------------------------------------------------------------------------------
Riserclad(TM)                Corrosion protection     Technology is patented
                             of steel surfaces of     and proven.  Market
                             marine structures.       development is on-going,
                             Technology is also       and commercial sales are
                             being developed for      being realized.  New
                             the protection of        product applications are
                             other services in        being developed and
                             marine applications      tested.
                             and other corrosive
                             environments.
--------------------------------------------------------------------------------
BioKatT(TM) Hydrocarbon      Treatment and            Laboratory verification
Process                      upgrading of crude       and testing have been
                             oils.                    completed and based upon
                                                      these results the Company
                                                      is proceeding with a
                                                      joint research project
                                                      with a major oil company.
================================================================================

EET'S TECHXTRACT(R) PROCESS
---------------------------


     During March 1995, the Company acquired a decontamination process known as TECHXTRACT(R) in connection with its acquisition of EET. TECHXTRACT(R) is a patented technology that permits the extraction of subsurface contaminants without destroying the surface or substrate. Management believes that this technology is unique in its ability to remediate contaminated porous surfaces where surface cleaning is ineffective or insufficient, and physical

(destructive) processes are unacceptable or uneconomical. Management also believes the technology has applications in removing deep stains from porous concrete surfaces and in removing hard scales from the inner surfaces of oil well production piping.

     The TECHXTRACT(R) technology can be used to remove a wide variety of contaminants from porous surfaces and substrates. This is made possible through tailoring of the chemistry and process for individual contaminant(s) and other factors. Although the technology has focused on those contaminants which are particularly difficult to remove and which have extremely low acceptable levels for clean-up, the Company believes that modifications can be made in the technology to treat other types of contaminants, for industrial applications, and cosmetic cleaning purposes.

     The technology was originally developed for removing all types of polychlorinated biphenyls ("PCBs") from an array of substrates. The United States Environmental Protection Agency ("EPA") has established a clean-up standard in respect of PCB's of 10 mg/100 cm2. Areas and equipment that have been cleaned using the TECHXTRACT(R) technology are routinely sampled and tested by independent laboratories which have verified that the contaminant extraction process has been successful in achieving levels of extraction that meet the EPA's clean-up standard.

     EET further developed TECHXTRACT(R) to extract radioactive contaminants for the Department of Energy and several other customers. EET has demonstrated or developed chemistry and applications for the deradiation of concrete floors and walls, metal working equipment, tools, lead bricks/shielding, clothing, internal piping, evaporation basins, and holding tanks. Deradiation has been effective on both surface and fixed contaminants, as verified by surface smears and by alpha, beta/gamma, and x-ray detectors.

     In addition to the other categories of contaminants, EET has successfully modified its technology to address other EPA listed hazardous constituents, including certain heavy metals, pesticides and solvents. As with the other contaminants, the process is most attractive when reduction to below regulatory levels will result in substantial economic benefits to the customer due to opportunities for "delisting" or nonhazardous disposal.

     When TECHXTRACT(R) is used in its environmental and radioactivity decontamination applications, liability is reduced for the ultimate customer in two ways. First, the low volume of waste produced in itself decreases liability. Second, if the customer's other remediation option is total disposal, then incineration of solids is not an alternative. With incineration of the waste liquids from the TECHXTRACT(R) process, hydrocarbon based contaminants are completely destroyed and the generator receives a "certificate of destruction" from the licensed incinerator. Furthermore, once the contaminants are removed from the facility or piece of equipment, they may be able to be delisted as a hazardous waste and therefore, only the site may be able to be given a clean closure status by the EPA or appropriate state regulatory agency. The TECHXTRACT(R) process has been used with approval of or has been used as evidence given to several EPA regions to meet PCB cleanup standards. The TECHXTRACT(R) process has been in the past included in the remediation plan relating to a consent decree to cleanup PCBs from a series of gas compressor stations owned and operated a major U.S. gas transmission company.

     Management believes the TECHXTRACT(R) process compares favorably to competing environmental decontamination processes. The chemicals used in some surface cleaning processes are inherently hazardous, tend to require much higher volumes, and are ineffective on subsurface contamination. Scarification and other physical processes produce large volumes of waste (particularly if there is significant subsurface contamination), create airborne hazards, and therefore, only move the problem to another location.

     The TECHXTRACT(R) process has been employed in a number of commercial environmental projects. Prior to its acquisition by the Company, the TECHXTRACT(R) process had been used in over 200 successful projects. The projects range from the removal of PCB contamination from concrete floors and walls of a major steel company in the Midwest, to the deradiation of fixed radionuclides at the DOE Nuclear Production and Research Facility in Oak Ridge, Tennessee. In addition, the TECHXTRACT(R) process has been selected for a test demonstration by the EPA as part of the EPA's Superfund Innovative Technology Evaluation (Site) Program. EET's patent application for the TECHXTRACT(R) process received approval from the United States Patent and Trademark Office in June 1995. In addition, EET received a patent on one of its chemical formulations in April 1996, and is seeking patent protection for several other chemical formulations associated with the TECHXTRACT(R) process. See "Patents and Proprietary Rights."

     In the past, EET has provided the TECHXTRACT(R) process to its customers almost exclusively on a full-service basis. That is, EET provided the materials, personnel and equipment to completely remove all contaminants to an acceptable level on a turn-key basis. This strategy was employed to ensure the proper application of the material and technology as the commercialization and development of the technology was evolving. However, as EET has become more confident in the capabilities of the technology, it is now shifting to a strategy of providing the chemical formulations and operating instructions to third party applicators and individual plant operating crews. Concurrently, EET is reducing its full-service capabilities and shifting to a technical support role for the users of the technology and its products. Management believes this strategy will ultimately result in more widespread use of the technology, higher gross revenues, and lower operating costs for EET. However, this strategy will be dependent on proper application and use of the chemicals. If not properly applied or handled, the effectiveness of the technology could be negatively affected and damage or harm to personnel and property could be possible. EET includes and stresses proper handling and application procedures with all deliveries of products. As this shift has only recently been initiated, the full effect of these changes on EET's business and the technology is not yet known.

     EET is also developing this technology and its related products for the cleaning and removal of deep, subsurface stains in concrete surfaces made from oil, grease, rust and other materials. Management believes that the technology has many applications for the complete restoration of stained concrete, as the product has the capability of restoring the concrete to close to its original appearance. Applications for this product include cleaning the concrete surfaces in commercial facilities, such as automobile repair shops and service stations, parking lots, and residential garages and driveways. Test markets are being established in both the commercial and retail sectors, and a retail marketing strategy is being developed.

     EET is also working with a major oil service firm for use of the TECHXTRACT(R) process for the removal of scale from the inside surfaces of oil well production lines. Initial testing has shown that certain TECHXTRACT(R) formulations are particularly effective in reducing scale that has been very difficult if not impossible to remove with traditional chemical cleaning techniques. Laboratory tests that simulate field conditions have indicated very positive removal rates and potential economic benefits. EET intends to field test its formulations in a number of situations during the first half of 1997.

EET'S WASTE MANAGEMENT SERVICES
-------------------------------

     EET's Waste Management Services ("WMS") is a service group providing expertise and project personnel in the identification, packaging, documentation, transportation and disposal of hazardous and special wastes for government, environmental consulting/engineering firms, and industry. These services include identification and characterization of unknown wastes, waste consolidation, drum handling, lab packing, and remediation and decontamination of sites and facilities. WMS provides 40-hour Occupational Safety and Health Act ("OSHA") certified project managers and environmental technicians who can mobilize quickly and economically to the customer's location. The WMS field personnel can also provide technical assistance and field support in the TECHXTRACT(R) business of EET, when necessary.

     The need for WMS services originates with the Resource Conservation and Recovery Act ("RCRA"), enacted in 1976 and amended in 1984. RCRA is the fundamental driving force behind proper handling and disposal of wastes, and the associated civil and criminal penalties causing manufacturing companies to consider its requirements seriously. RCRA created numerous service industries, including the range of services currently provided by WMS. In general, waste management service companies, like WMS, were formed with the knowledge required for compliance and handling of hazardous waste, and to assist smaller waste generators in the complex analytical and documentation requirements of waste disposal. It is management's belief that EET's WMS enjoys a defendable niche and a set of distinctive competencies in the central Texas waste management business.

     EET's WMS group also has a research laboratory and staff that performs research and analysis to support other EET/NATK project activities. This group can also employ other technologies based on processes for the reduction, removal and stabilization of environmental contaminants in soil, wastewater or groundwater. In this regard, EET has four water and soil treatment patents which have not yet been commercialized to any great extent. However, one commercial system, based on one of these EET patents, for removing metals from a waste stream generated by a plating facility, is currently in use. Nonetheless, as NATK de-emphasizes its efforts in the environmental remediation markets, it is unlikely that EET or NATK will realize any potential revenues from these
uncommercialized technologies.   Finally, EET's research staff is also used for
internal and government-funded research projects relating to NATK's current and future technologies, such as EET's current $744,000 research contract for the U.
S. Department of Energy designed to test the TECHXTRACT(R) technology for the decontamination of radioactive scrap metal material.

INDUSTRIAL PIPE FITTINGS
------------------------

     In June 1995 the Company acquired Industrial Pipe Fittings, Inc. ("IPF"), a privately-held Houston-based manufacturing and distribution company. IPF manufactures and distributes both proprietary and standard thermoplastic fittings for the high density polyethylene ("HDPE") pipe business. IPF principally markets to the industrial, mining and water works industries. The acquisition was accounted for as a pooling of interests by the Company effective June 30, 1995.

     IPF manufactures and distributes products that relate primarily to the HDPE market. IPF currently fabricates metallic connectors for various HDPE applications. It also manufactures four types of quick connect fittings (Victaulic, Gheen, Camlock, Bauer) as well as threaded, weld-end and flanged adapter fittings. IPF also stocks and distributes related thermoplastic products which complement the use of its existing line of manufactured fittings. During 1996, IPF completed the expansion of its product line to include internally fabricated large diameter HDPE elbows, tees and wyes, as well as a high quality line of tapping saddles obtained through an exclusive distribution agreement with Alprene SAS of Bologna, Italy.

     IPF currently markets its products within a two tier plan. First, IPF has alliances with approximately 100 distributors throughout the North and South American continents. IPF management believes that this creates greater marketing capacity than could be realized through inside sales efforts only. Secondly, IPF offers customized engineering and specification writings for many end-user applications. At times, this gives IPF a competitive advantage on projects that use many of IPF's currently existing product lines.

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

     During late 1995 and early 1996, IPF completed the expansion of its manufacturing facilities by adding two more buildings, thus tripling the size of its operations. One building houses all inventoried items, and the other building adds to IPF's manufacturing floor space. Since being acquired by NATK, IPF has also further upgraded its manufacturing capabilities with the purchase of a Computer Number Controlled ("CNC") lathe, a Vertical Turret Lathe ("VTL"), and a large diameter "YTL" fabrication machine. Management believes that the YTL machine gives IPF capabilities that few companies have. This machine not only allows the Company to fabricate large diameter fittings of any specification, but the DIPS (Ductile Iron Pipe Size) capabilities of the equipment gives IPF a significant advantage because currently only few competitors can produce these fittings. In addition, this generation of YTL machine is unique in that it provides a way to produce every style of fabricated fittings in any diameter, its full body insert clamps eliminate deflection, it has the ability to make any angled mitered joint, and its computer data logger provides a physical record of all fuses made.

GAIA TECHNOLOGIES' PRODUCTS
---------------------------

     GAIA's technologies utilize a combination of new and recycled thermoplastics mixed under pressure with crumbed rubber made from discarded vehicle tires or virgin synthetic (vulcanized) rubber scraps. The rubber and plastic are uniformly mixed in the feed preparation stage, where additives may be used to enhance certain physical properties. The mix is then subjected to mechanical work and pressures, which increase the temperature and melt the plastic, basically "gluing" the rubber particles and plastics together. The precise proportions of each of the raw materials used vary greatly based upon the desired characteristics of the end product. As the volume of rubber particles decreases and the proportion of thermoplastics increases, the resulting product becomes less flexible, rapidly loses its porosity, and ultimately becomes impervious and rigid rather than flexible. Certain aspects of this technology, including formulations and manufacturing techniques, are covered by two existing patents and the Company will continue to pursue additional patents as improvements or new innovations are made. However, additional protection for these technologies, over and above these patents, is afforded by the significant amount of practical know-how possessed by GAIA and its management that could only be replicated through significant investment of time and money. The GAIA technologies are currently being applied to produce porous pipe and building materials (currently A/C pads). These technologies are also being used to develop synthetic railroad crossties through a licensing agreement and joint development program with TieTek.

       POROUS PIPE
       -----------

     GAIA manufactures and sells porous pipe as an integral part of an underground, integrated and engineered distribution network for commercial irrigation. The Company's management believes that because of its high quality manufacturing process, GAIA's porous pipe has unique physical, structural and fluid dynamic properties. When used in underground irrigation systems, porous pipe promotes increased crop yield, weed control and water conservation. A properly engineered and installed subsurface irrigation system using porous pipe can deliver water, oxygen, nutrients, pesticides and other agricultural chemicals to the root system of a crop. GAIA's management believes that GAIA's porous pipe provides more even flow of water across the entire length of the pipe and thereby provides a much more consistent delivery of water and other nutrients to the roots of agricultural products.

     GAIA's patented technology and proprietary manufacturing process for its porous pipe converts a mixture of rubber from recycled tires and thermoplastic raw materials into a flexible pipe that is a continuous cylindrical membrane of rubber-plastic polymeric alloy. The process is scientifically controlled to provide a consistent network of capillary pathways through the pipe walls, resulting in a slow, steady and uniform osmotic weep rate when water flows through the pipe at low pressure. GAIA's manufacturing process and quality control system enable it to produce a very high quality product with very consistent flow patterns across the length of the pipe.

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

     GAIA has sold over 30 million feet of porous pipe over the past six years for use in subsurface irrigation systems in the domestic and international markets. GAIA has licensing agreements for the manufacture and sale of porous pipe with companies in Japan and Spain. In addition, GAIA has an agreement with a group in Florida for the development of porous pipe used in commercial landscaping projects. International sales of the product are currently handled through sales agents in target countries and markets.

       BUILDING MATERIALS-AIR CONDITIONER BASE PADS
       --------------------------------------------

     The substitution of synthetic materials for naturally derived building materials provide many opportunities for application of GAIA's technologies. Potential opportunities exist for new products because of the enhanced performance characteristics of GAIA's synthetic products, the potential application of the technology to make a range of products, and the almost unlimited number of product possibilities. Currently, GAIA has mold designs and compositions for its first product in this category -- support pads for outside air conditioning condenser units ("A/C pads"). GAIA is also investigating the potential market for a similar product for use as a transformer base pad in residential underground electric utility systems.

     Original equipment manufacturers of air conditioning units deliver approximately five million units annually in the United States alone. When each unit is installed, it typically requires a support pad. This market is an ideal opportunity for GAIA building material products, since its design is relatively simple yet visible in almost every new construction project. The GAIA product has clear competitive advantages over cement (the traditional pad) and competing synthetics, including lower weight, less breakage, sound-deadening qualities, and use of recycled materials. Distribution agreements are already in place for this product in Texas, Oklahoma and Arkansas, and in the southeastern U.S. market.

     During 1996, this product was manufactured for GAIA by a company in St. Francisville, Louisiana pursuant to a tolling agreement. Continuing problems with both the design of the manufacturing system and the manufacturing expertise of the toll manufacturer led to several production shutdowns for this product line during 1996 and, therefore, an inability of GAIA to meet product demand. These production problems had a significant impact on GAIA's ability to penetrate and establish a market for this product, and had a direct negative effect on the operating profits of NATK. In November of 1996, GAIA entered into a new manufacturing agreement with a company in Mississippi. Under terms of the agreement, GAIA sold to this company its existing manufacturing system, parts of which were incorporated into a newly designed manufacturing system. This vendor produced and shipped A/C pads in January and February 1997. However, in late February GAIA became aware that the vendor was experiencing financial difficulties and became concerned about its ability to manufacture the A/C pads over the long-term. To address these concerns, GAIA obtained a financial commitment from a related party of this vendor to ensure that 25,000 A/C pads would be produced by an alternate supplier. Production of these pads, which began in March 1997, should provide sufficient quantities to meet shipments for 60 to 90 days. This interim arrangement will provide GAIA with production capacity while it explores other manufacturing arrangements, or the vendor in Mississippi obtains additional funding. See also Liquidity and Capital Resources.

     GAIA continues to experience a strong demand for this product, in spite of occasional product unavailability, and recent design changes incorporated by the vendor in Mississippi have enhanced the product further. In 1997, GAIA plans to expand its product offerings to include larger pads for the heat pump base pad market in the southeastern United States, and the electric utility transformer pad market, if the latter can be developed. Assuming that the interim production arrangement can produce 25,000 A/C pads, and that a resolution of the manufacturing issues can be made in the near-term, management anticipates that the A/C product line will contribute positively to NATK's revenue growth and operating profits in 1997. See discussion in Liquidity and Capital Resources.

     Extension of GAIA's air-conditioning pad business into other construction materials is a natural evolution, particularly in applications requiring rectangular shapes and strong resistance to breakage under impact or weight. Currently, GAIA is investigating the possibility of developing new products for this market, including pallets, oil field mats, roofing shingles, industrial flooring, and marine decking.

       RAILROAD CROSSTIES
       ------------------

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

     Based on those preliminary results, a major U.S. railroad is working with GAIA and TieTek to develop the product. The railroad has deployed eight prototype ties under its own tracks and has conducted a battery of independent tests on the prototype ties, including accelerated aging tests. Many of these tests were conducted by an independent testing facility at the University of Illinois at Urbana. Based on the results of these tests and the current performance of the ties in actual use in their track system, the railroad has indicated a desire to purchase and install several hundred of these prototype crossties in a variety of locations, examining their performance under heavy, light and turning traffic.

     In order to produce the number of ties necessary to meet the requirements of this railroad, and to begin marketing the product to other railroads both in the United States and internationally, GAIA/TieTek have tested various raw material formulations and manufacturing systems. This development work has increased GAIA's management's confidence that raw materials are available for this product in sufficient quantities and reasonable prices, and that a high quality, consistent product can be manufactured economically in large quantities. Test manufacturing runs that were completed at the end of 1996 on both raw material formulations and manufacturing processes further increased management's confidence in the commercial viability of this product. GAIA, in conjunction with TieTek, is in the process of setting up a pilot plant capable of producing approximately 2,000 ties at an independent manufacturer's site. These ties will be tested by the railroad and will also be sent to other railroads that have already expressed, or are soon expected to express, interest in this product. Assuming that these 2,000 ties meet with industry acceptance, GAIA and TieTek anticipate the first commercial production line would be built sometime during 1997. GAIA's exercise of its option to purchase TieTek and full-scale production of this product would be predicated on the manufacturing and marketing success of this first commercial line.

     When and if a commercial product is realized in the domestic crosstie market, there would be natural extensions of this technology to other markets, including the international market, and to similar products. As such, GAIA is currently examining the potential for sales to other rail systems, international marketing and licensing opportunities, and the potential for similarly extruded products such as marine pilings, fence posts, and telephone poles.

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

RISERCLAD TECHNOLOGY

     On June 18, 1996, NATK, through a newly formed subsidiary, Riserclad International, Inc., acquired the rights to a patented corrosion protection technology known as "Riserclad." The technology was purchased from a private company, MPT Services Inc., for $275,000 in cash and future royalty payments based on a percentage of the gross profits of Riserclad International. The technology is designed to protect steel surfaces in the "splash zone" of marine structures such as offshore oil platforms and bridge pilings and supports. The acquisition of the Riserclad technology was accounted for under the purchase method of accounting with the results of operations of Riserclad International included in the consolidated results of operations of the Company from the effective date of the acquisition (June 18, 1996).

     The Riserclad technology was originally developed to protect metal surfaces left unprotected in the "splash zone" of offshore platforms. The "splash zone" is an area affected by wave and tidal action in marine environments. This zone cannot be protected by cathodic protection systems that operate below the water line, nor can it be protected for any extended period of time by paint or coating systems that may work well above the waterline. The Riserclad technology uses a patented epoxy coating, known as "Riserbond," that can be applied on any surface above and below the water line and chemically bonds to unprotected steel surfaces. The technology further provides a hard outer shell, known as "Riserclad," which is placed over the metal and epoxy, and also chemically bonds to the epoxy. The hard shell protects the epoxy from damage caused by floating debris, wave action, and marine vessels. The hard shell is initially held in pace with "Riserclamps," but once the epoxy cures, the Riserclad, the Riserbond and the metal surface become a continuous, impervious system that completely protects the metal surface from any additional external corrosion. Riserclad has been used in over 50 different commercial projects to protect the external surfaces of risers, conductors, jacket legs, and other structural members on offshore oil and gas production platforms. The technology also has applications for pipelines, both onshore and offshore, and for concrete, steel and timber piers and pilings in structures built on inland and coastal waterways.

     The management of Riserclad International believes that the Riserclad technology offers unique advantages in the protection against "splash zone" corrosion. It has been tested and evaluated by an independent laboratory on behalf of a consortium of major oil companies and was cited as the best of the eight systems tested for splash zone corrosion protection. The technology has been widely used in the Gulf of Mexico and internationally. The technology's advantages include its ability to be applied in place above and below the water line, the fact that it is applied with minimal special handling and application equipment, and that it can offer up to twenty years of continuous protection with little or no maintenance. When installed properly, it prolongs the life and economic value of the structure, it can eliminate periodic replacement of materials, and can help operators avoid possible production losses and environmental spills.

     Currently, Riserclad International sells Riserclad products to the offshore platform operating divisions of the major oil companies in various regions worldwide. In addition, Riserclad International will also provide on-site training and technical supervision of the installation, but the customer is required to provide its own diving/installation crews, or hire an independent diving company, to install the Riserclad system. The technology's predominant use to date has been on marine structures in shallow ocean waters of equatorial regions of the globe, where hot temperatures and high salinity of the water create highly corrosive atmospheres for unprotected steel components. Riserclad International employs three full time salesmen who market directly to the major oil companies worldwide and is attempting to establish a network of agents representing its interests in different markets internationally.

OTHER NATK TECHNOLOGIES

       THE BIOKATT(TM) PROCESS
       -----------------------

     The Biocatalytic Hydrocarbon Upgrade Process (the "BioKatT(TM) Hydrocarbon Process") is based on enzyme technologies that the Company believes may catalytically alter the molecular structure of long chain hydrocarbons and simultaneously reduce the sulfur and metal content of the treated hydrocarbons. Development of this technology to date has focused on the upgrading of heavy, sulfurous crude oils. Although other companies are pursuing technologies to biologically upgrade crude oil and/or other petroleum fractions, management believes that the manner in which the BiokatT(TM) Hydrocarbon Process uses the catalytic properties of enzymes distinguishes itself from other competing processes. However, given that the specifics of competing processes are not well defined and are not known to the general industry, the Company cannot completely judge the effectiveness of BioKatT(TM) versus these other processes.

     The BioKatT(TM) technology was originally developed by NATK through work related to its other environmental remediation technologies based on certain enzyme solutions and formulations. In the past, NATK has spent over $1 million in its attempts to develop and commercialize this technology. During 1995 and 1996, NATK set out to reverify this technology with its own laboratory facilities and staff at EET's WMS laboratories. These tests established that certain crude oils were positively affected by the BioKatT(TM) process and that the altered characteristics of the oils were both reproducible and "permanent." This battery of tests also gave NATK the data it needed to approach several major oil companies concerning a joint research and commercialization project for this technology.

     Given the potential positive effects of the BioKatT(TM) technology on the crude oils tested, NATK has recently signed an agreement with a major international oil company to further test the effectiveness of this technology. Under this program and under the supervision of the oil company's representatives, NATK will produce a certain amount of "upgraded" crude oils and will be reimbursed by the oil company for the time and expense of these production runs. The oil company will select two or more crude oils for testing which would have a commercial "need" for this technology if it can be fully
developed.   After the "upgraded" crude oils are produced in sufficient quantities in NATK's laboratory, the oil company will run a battery of analyses on the altered crude to verify the extent and nature of the physical and chemical changes to the properties of the oils. Both NATK and the oil company will have complete access to the results of all test and analyses, and both parties are bound by confidentiality agreements.

     If the results of these analyses indicate that changes are real and reproducible, NATK and the oil company would then enter into discussions concerning the potential joint commercialization of the technology, but the oil company is not obligated to enter into any subsequent agreements. If the technology can be successfully commercialized with this partner, it is anticipated that NATK would receive a small royalty from the oil company's internal use of the technology, but NATK would also be free to market the proven technology to other potential customers. If the technology does prove to have commercial application, the long-term financial effects on NATK could be very substantial, but such benefits, if any, are extremely difficult to estimate at this time.

       OLEOFILTER(TM) SYSTEM
       ---------------------

     The Oleofilter(TM) System is a patented oil/water separation system based on combining an amine-coated ceramic chip technology with a gravimetric separator design that permits both separation of mechanical oil/water emulsions and provides reduction and recovery of dissolved hydrocarbons. The Oleofilter(TM) System was developed by Exxon Research and Engineering Corp. ("Exxon") in conjunction with SEREP, a French engineering company. During 1995, the

Company and Exxon executed a licensing agreement whereby the Company has full future rights to the Oleofilter(TM) System in exchange for a one-time licensing fee paid to Exxon. In addition, the Company negotiated an agreement with SEREP to provide the Company with drawings, filter material and other commercial and technical know-how which the Company is using to manufacture and market the Oleofilter(TM) System. In addition, the Company developed mechanical drawings for these systems, built several prototypes, and actively marketed this product to potential customers over the past two years.

     Despite these efforts, and several potentially interested buyers, the Company has not had any success in selling any Oleofilter(TM) Systems so far. Management believes that the Oleofilter(TM) System can accomplish its stated technical objectives and does have a market in the United States, but it must be sold as part of an integrated water treatment system and not on a stand-alone basis. Given the size of the potential market for Oleofilter(TM) and the other potential opportunities facing NATK, management feels that it would be in the best interest of the company to sell its rights to the Oleofilter(TM), and associated assets, to a company that is already marketing fully integrated water treatment systems. As such, NATK is actively seeking a purchaser for its rights to the Oleofilter(TM) technology, and associated assets, to a company that currently markets a wider range of water treatment systems.

COMPETITION
-----------

The Company and its operating groups operate in many different segments of a range of industries. Essentially all of the segments in which the Company operates are highly competitive and all of the Company's products and technologies compete with products already being used in the market place. As such, the Company competes with a large number of companies in substantially all of the markets into which it sells its products and services, and must convince customers to purchase NATK's products instead of those they are currently buying. Although the price of the products is always a consideration, NATK generally prices its products higher relative to the competing products, but stresses the unique features and/or improved performance of its products. The competitors and competitive products are different for each of the Company's products or technologies. Many of the competitors are local operations servicing a limited markets and/or geographic areas; however, in various service lines, there are a few large national and regional competitors which have significantly greater resources than the Company. The following table provides an overview of the types of products that NATK's technologies compete with and typical competitors:

================================================================================
NATK PRODUCTS/TECHNOLOGIES      TYPICAL COMPETING          TYPICAL/DOMINANT
                                     PRODUCTS                 COMPETITOR
--------------------------------------------------------------------------------
EET's TECHXTRACT(R)
Process

   --Environmental           Various acids, solvents   Chemical manufacturers
     Applications            and surfactants,          or blenders such as
                             including brand name      Integrated Chemistries,
                             products such as "Less    Inc. and Chemical
                             Than Ten," "Capsur,"      Solutions International
                             and others.               Corp., and remediation
                                                       contractors such as OHM
                                                       Corp., ENSR Corp., and
                                                       International Technology
                                                       Corp.

  --Scale Removal Products   Various  concrete         Various chemical
                             cleaning products that    blenders and
                             contain various acids,    distributors including
                             solvents and              Spartan Chemicals, Zep
                             surfactants, including    Manufacturing, Aldon
                             "Drive-Away," "Simple     Chemical and many other
                             Green," "SC-200," and     small chemical companies.
                             "Seal Treat Driveway
                             Cleaner."

  --Scale Removal Products   Various oilfield          Various oilfield chemical
                             chemiclas containing      companies, such as Baker
                             acids, solvents,          Performance Chemical
                             chelants or surfactants,  Group, Halliburton, and
                             including "Barrage,"      Petrolite; and chemical
                             and "Liquid Scale         divisions of  major oil
                             Disintegrator (LSD)."     companies including
                                                       Mobil and Exxon.

--------------------------------------------------------------------------------
EET's Waste Management       On-site waste             Service divisions of
Group                        management and            major waste disposal
                             specialized remediation   companies, such as
                             services.                 Chemical Waste
                                                       Management, Rollins and
                                                       BFI; and both local and
                                                       national remediation
                                                       companies such as OHM
                                                       Corp., Laidlaw, and
                                                       Geraghty & Miller.
--------------------------------------------------------------------------------

Industrial Pipe Fittings,    Range of metal,           Major competitors
Inc.                         plastic, or combination   include large
                             fittings for use in       manufacturing companies
                             plastic piping systems.   such as Central
                                                       Plastics, Inc. and
                                                       Upinor; and many smaller
                                                       companies such as
                                                       Poly-Cam, Inc. and
                                                       Cruway.  In addition,
                                                       some manufacturers of
                                                       plastic pipe make a
                                                       limited range of
                                                       fittings as well.

-------------------------------------------------------------------------------
GAIA Technologies Porous     Traditional above         Valmont, Toro and many
 Pipe                        ground sprinkling         others for sprinkler
                             systems, drip             systems; Groflow and
                             irrigation systems and    Drip In for drip
                             competing underground     systems; and Precision
                             porous pipe products.     Porous and Aquapore for
                                                       porous pipe or
                                                       underground systems.
-------------------------------------------------------------------------------

GAIA Technologies A/C Pads   Predominantly poured      Diversitech, Inc. and
                             concrete pads, and, to    various local
                             a lesser extent,          manufacturers for
                             various plastic pads.     concrete pads, and
                                                       several specialty
                                                       plastic manufacturers.
-------------------------------------------------------------------------------

GAIA Technologies Railroad   Mainly chemically         All major timber
 Crossties                   treated wooden ties       companies provide raw
                             and, to a lesser          ties to chemical
                             extent, concrete and      treating (creosote)
                             steel ties.               companies. Providers of
                                                       treated wooden ties to
                                                       U. S. major railroads
                                                       include Koppers,
                                                       Kerr-McGee and BPB.
                                                       Steel and concrete ties
                                                       are made by several
                                                       small manufacturers that
                                                       make similar products.
--------------------------------------------------------------------------------

Riserclad                    Various protective        Various suppliers and
                             coating systems           manufacturers including
                             including Armawrap,       NICC, Master Builder,
                             Advanced Pile             Fox Industries, Pilecap,
                             Encapsulation, FX-70,     Thin film Technology,
                             Biocap 225, Bio-Gard      and Central Plastics.
                             251, and Splash-Pro.
--------------------------------------------------------------------------------

BioKatT(TM) Hydrocarbon      Various hydrocarbon       Major catalyst companies
 Process                     upgrading processes       including Criterion
                             based on both metal and   Catalysts, American
                             biological catalysts.     Cyanamid, Girdler,
                                                       Haldor Topsoe and many
                                                       others; and many
                                                       biocatalyst companies
                                                       including Energy
                                                       Biosystems, Inc.
================================================================================

SALES, MARKETING AND JOINT VENTURE AGREEMENTS
---------------------------------------------


     As a result of the acquisitions that were effected by the Company in 1995, the subsequent restructuring of the Company's management, and the evolution of a new operating strategy for NATK, the Company's approach to sales and marketing has changed significantly since that time. The Company now has a sales and marketing strategy for each of its businesses designed to meet the needs of the structure of their specific market and industry. To varying extent and depending on the specific needs of the market, the Company now employs or anticipates using a full range of sales and marketing techniques, including an internal sales staff, manufacturers' representatives, licensees, finders' incentive programs, joint ventures, advertising and other promotional programs. In addition, the Company has developed an in-depth strategic marketing and sales plan for each of its products and services and operating units. Sales targets for each product and service have been established and all marketing and sales programs are assessed against their ability to meet those targets. The Company anticipates that it will continue to evolve its sales and marketing strategy as its products and services continue to expand and its new technologies become more accepted in the marketplace. The following is a summary of the Company's sales and marketing strategy by business or technology.


================================================================================
BUSINESSES AND TECHNOLOGIES           TARGET              SALES AND MARKETING
                                MARKETS/INDUSTRIES              EFFORTS
--------------------------------------------------------------------------------
EET's TECHXTRACT(R)
 Process
  --Environmental            Remediation Companies,    Direct Sales, Licensees,
    Applications             Heavy Industrial          Finders' Program,
                             Customers, Department     Advertising, Direct
                             of Energy, Department     Mail, Technical
                             of Defense, Commercial    Papers/Presentation.
                             Cleaning Companies, Oil
                             Field Service, Gas
                             Transmission, Utility
                             Companies.

  --Stain Removal Products   Commercial and Retail     Establishing Regional
                             Customers Nationwide.     Chemical Distributors
                                                       Partner with a Major
                                                       Distributor Or Retail
                                                       Chain in Automotive
                                                       and/or Home Improvement
                                                       Market.

  --Scale Removal Products   Oil Service Companies     Developing Primary
                             and Oil Well Operators.   Partnership with Major
                                                       Oil Service Firm.
--------------------------------------------------------------------------------

EET's Waste Management       Light Industrial          Direct Sales, Direct
Services Group               Customers, State          Mail, Trade Shows,
                             Agencies, Environmental   Customer Referrals.
                             Consultants,
                             Transportation
                             Companies, Small
                             Quantity Generators
                             (all located in central
                             Texas market).
--------------------------------------------------------------------------------

Industrial Pipe Fittings     Mining, Environmental     Direct Sales, Pipe
                             Contractors, Landfills,   Distributors, Direct
                             Water Works, Gas          Mail, Trade Shows,
                             Utilities.                Advertising.
================================================================================

================================================================================
BUSINESSES AND TECHNOLOGIES           TARGET              SALES AND MARKETING
                                MARKETS/INDUSTRIES              EFFORTS
--------------------------------------------------------------------------------
GAIA Technologies Porous     Irrigation Equipment      Direct Sales,
 Pipe                        Suppliers, Commercial     International Agents,
                             Farms, Commercial         Joint Ventures,
                             Landscape Contractors,    Licensees, Direct Mail,
                             International             Video, Trade Shows.
                             Agricultural Business.
--------------------------------------------------------------------------------

GAIA Technologies A/C Pads   U.S. Air Conditioning     Manufacturer
                             Supply Industry.          Representatives, Direct
                                                       Mail.
--------------------------------------------------------------------------------

GAIA Technologies Railroad   Major U.S. and            Awaiting production of
 Crossties                   International             first 2000 ties.  Will
                             Railroads, Railroad       market directly to major
                             Maintenance Companies.    railroads domestically
                                                       and internationally once
                                                       prototypes are available.
--------------------------------------------------------------------------------

Riserclad International      Major oil companies       Direct Sales,
                             operating offshore oil    International Agents,
                             and gas production        Video, Trade Shows,
                             platforms.                Industry Alliances.
--------------------------------------------------------------------------------

BioKatT(TM) Hydrocarbon      Heavy Crude Oil           Working with Joint
 Process                     Production Companies.     Venture Partner.
================================================================================

     Historically, the Company had attempted to market its technologies through teaming arrangements and joint ventures with select partners in specified geographic regions. In addition, through its officers, directors and consultants, the Company actively engaged in ad hoc sales and marketing efforts directed towards governmental agencies, branches of the defense department and private industry. The Company's limited capital resources, in the past, precluded its ability to finance the development and staffing of an internal sales force. However, the Company's new strategy, new management, and willingness to commit financial resources to more professional marketing has allowed the Company to begin to implement a much broader and stronger sales and marketing plan as outlined above. As such, the Company's historical joint ventures and teaming arrangements will play a much smaller role in marketing the Company's products and services in the future. The Company believes that it is unlikely any of its future revenues will be generated by its previous joint ventures. However, new joint ventures may be developed in the future, when, and if, deemed favorable for the Company.

     In addition, the Company's joint ventures and teaming arrangements, in the past, were motivated as a financing strategy. In certain instances, joint venture partners paid the Company for the exclusive right to market its technologies in specified areas. Since the Company's resources were limited, these arrangements were often undertaken as a means to secure additional working capital for the Company. In other cases, no advance payments were made, however, the joint venture partner agreed to fund certain operating or other expenses of the ventures. Regardless of the purpose behind their initial formation, the Company's past joint venture arrangements have, to date, generated no material revenues or made any technical progress. Management does not believe that its past joint ventures will add any significant opportunities in the future, and is not actively operating any of these joint ventures at this time.

PATENTS AND PROPRIETARY RIGHTS
------------------------------

     The Company is the beneficiary of patent protection on the TECHXTRACT(R) process. In addition, EET holds four other patents on environmental treatment technologies that may have commercial value but have not yet produced any significant revenue. Furthermore, GAIA holds two patents on the compounding, molding and extrusion of shapes and structures using recycled polymers. These technologies form the basis for manufacturing products which GAIA has sold historically or which are under development. As part of the purchase of the Riserclad technology, the Company purchased the rights to two patents covering the epoxy formulations and the Riserclad system. In addition, the Company intends to apply for patents for other of its technologies as they are developed, if such patent protection is available and advantageous to the Company. Beyond these current or future patents, there is currently no patent protection for any other of the Company's products or technologies. While the Company believes it possesses proprietary rights to some of its other products and technologies including unpatented trade secrets and know-how, and that its continuing technological innovations will enable it to maintain a competitive position in the manufacture and use of its products and services, no assurances can be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology, nor can the Company assure that it can meaningfully protect its unpatented trade secrets. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. Although the Company does not believe that its products and processes infringe the patent rights of others, the Company has not obtained a complete patent search with respect to all of its proprietary technologies and there can be no assurance that other issued patents might need to be licensed or circumvented. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

WARRANTY
--------

     Typically, the Company provides its services, products, and technologies on an "as is" or "best efforts" basis. As such, no warranty is expressed or implied. However, in some cases, some limited "warranties" do apply. For example, EET has in the past provided its TECHXTRACT(R) services on a "guaranteed results" basis. That is, EET agreed to decontaminate to a preset, verifiable level or the customer will not be required to pay. However, once the cleanup standard is met, no future guarantee is given or required. In only very limited instances, has EET not been paid for the work in connection with this
guarantee, amounting to $10,000 in the aggregate.   Since EET is now limiting
the amount of service work it will provide and shifting to selling the TECHXTRACT(R) products to third party applicators, management anticipates less use of this

"guaranteed results" approach.

     For GAIA, Riserclad, TECHXTRACT(R) and IPF products, the Company does assume some responsibility that the products they manufacture will perform as indicated in company literature. If the products are used as instructed and fail, the Company, at times, will replace the product at no cost to the customer. To date, such replacement of failed or discarded products has not been significant. In addition, the Company carries product liability insurance when it is deemed necessary. Management believes its product liability insurance is sufficient for its purposes and warranty issues are not significant.

RAW MATERIALS
-------------

     The raw materials used in the Company's products are readily available from several sources of suppliers. The Company has not experienced any significant raw material price increases.

RESEARCH AND DEVELOPMENT
------------------------

     The Company is engaged in continuing research and development with respect to the expansion of the commercial opportunities of its products. During the year ended December 31, 1996 and 1995, respectively, the Company incurred $263,936 and $595,771 in research and development expenses.

HUMAN RESOURCES
---------------

     The Company currently employs 51 full-time employees and three part-time employees. Eight of the employees are in management, twelve in administrative and accounting, two in research and development, ten in sales, and twenty-two in operations. Ten of the Company's employees have employment agreements. None of its employees are covered by collective bargaining agreements. All of the Company's personnel, as well as companies with which it has an ongoing relationship, however, are covered by non-circumvention, non-disclosure agreements over the Company's technologies. The Company believes that its relations with its employees are good.

GOVERNMENTAL REGULATIONS
------------------------

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

     The Company has developed plans to take appropriate measures to reduce its exposure to Superfund liability, including, implementing strict operational guidelines for the handling and disposal of contaminated waste, as well as seeking contractual protection from its customers. Given the current scope of the Company's operations, the cost of compliance at this point for the Company is minimal.

ITEM 2.  PROPERTIES

     The Company leases 7,860 square feet in Houston, Texas for its corporate headquarters which provides executive offices for the Company and three of its subsidiaries, EET, GAIA and

Riserclad. This lease expires in September 2000, and has monthly rent obligations of $7,860 through September 1997, and $10,480 thereafter.

     In addition to its offices at the corporate headquarters, EET has two facilities in Austin, Texas: 8,900 square feet for its research laboratory and administrative offices leased through March 1998, with a monthly rental of $5,600 and a 1,500-square-foot warehouse where supplies and equipment are stored with a monthly rental of $900.

     IPF has 9,000 square feet of manufacturing, warehouse and office space in an industrial area in southwest Houston. The monthly rental for these facilities is $2,900. These facilities are owned by a director and officer of the Company, and are occupied by IPF pursuant to a verbal lease agreement.

     In the opinion of management, the Company's facilities are adequate for their intended use and are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     Kellert et al. v. Mail Boxes Etc., USA, Inc., et al is an action commenced in November 1988 in the New York State Supreme Court for New York County by one of the former franchisees of MBE against the Company, MBE and several individual officers and former officers of the Company in connection with a divested business of the Company. Plaintiff alleged that the Company failed to provide plaintiff with an offering prospectus in violation of New York State franchise law and made false representations regarding revenues, earnings and profits from both existing and new franchise centers. Plaintiff sought damages in excess of $425,000. The Court recently granted the Company's motion to dismiss the action based upon the plaintiff's failure to prosecute the action. The Plaintiff responded by filing a motion to reinstate the action, which is now before the Court, and also by filing a Notice of Appeal.

     Thomas W. Reid v. North American Gold Corp. and Karr Capital, Inc., is a matter commenced in July 1993 in the 134th Judicial District Court of Dallas County, Texas, by Thomas Reid against North American Gold Corp., which was the corporate predecessor of NAT, a wholly owned subsidiary of the Company. Mr. Reid alleges in his complaint that he was denied the right to purchase 150,000 shares of stock of North American Gold Corp. for $.50 per share. Mr. Reid sued for conveyance of the stock or alternatively for damages, plus attorneys' fees. Mr. Reid's claim is based upon a letter dated July 17, 1991, purportedly signed by Mr. Robert Ciccarelli as President of Karr Capital, an unrelated Canadian corporation. Discovery is ongoing, and management cannot evaluate the Company's exposure at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

     The Company's Common Stock is traded on the over-the-counter market and listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by the National Quotation Bureau.

                  High Bid  Low Bid
                  --------  -------
1995
----

First Quarter        $3.13    $1.62
Second Quarter        1.94      .94
Third Quarter         1.50      .81
Fourth Quarter        1.03      .46

1996
----

First Quarter        $1.00    $ .50
Second Quarter        1.50      .56
Third Quarter         1.13      .69
Fourth Quarter         .81      .47

--------------------------

          The high and low bid prices for the Company's Common Stock are rounded to the nearest 1/32. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

HOLDERS
-------

     Records of the Company's stock transfer agent indicate that as of December 31, 1996, the Company had approximately 432 record holders of its Common Stock. A significant number of the shares of the Company are held by financial institutions in "street name." Inquiry of brokerage sources leads management to believe that it is likely that the Company has more than 2,500 stockholders.

DIVIDENDS
---------

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The Company is precluded from paying dividends on the common stock by the terms of its outstanding Series F convertible preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

          During 1996, the Company sold securities in a number of transactions which were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act). These transactions are described in detail under Item 6, Management's Discussion and Analysis of Financial Condition and Capital Resources-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 1996:

          SERIES E CONVERTIBLE PREFERRED STOCK
          ------------------------------------

          In February and March 1996, the Company issued 50 shares of Series E Preferred Stock for aggregate consideration of $1,250,000. These shares were issued to institutional investors in Europe in reliance upon Regulation S under the Securities Act. The Company paid $31,250 to Alpha Securities AG as brokerage commissions in connection with this transaction. Subsequently, 37 of these shares were converted into 2,432,330 shares of Common Stock in reliance upon section 3(a)(9) of the Securities Act and/or Regulation S thereunder.

     SERIES F CONVERTIBLE PREFERRED STOCK AND ASSOCIATED COMMON STOCK PURCHASE
     -------------------------------------------------------------------------
     WARRANTS
     --------

          In April and May 1996, the Company issued 92,500 shares of Series F Convertible Preferred Stock and 9,250,000 associated common stock purchase warrants (the "Series F Warrants") for $6,550,000 in cash and cancellation of notes, with a principal balance of $2,700,000, and their associated 2,700,000 common stock purchase warrants. These securities were issued to institutional investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The Company paid $57,000 to Cureton & Company, along with 100,000 Series F Warrants as brokerage commissions in connection with this transaction.

          COMMON STOCK
          ------------

          In January 1996 the Company issued 248,131 shares of Common Stock upon conversion of a note in the amount of $158,183, including accrued interest. These shares were issued to an institutional investor in Europe in reliance upon Regulation S under the Securities Act. No brokerage or underwriting commissions were paid in connection with this transaction.

          In March 1996, the Company issued 100,000 shares of Common Stock in satisfaction of a legal dispute with an individual. These securities were issued in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. No brokerage or underwriting commissions were paid in connection with this transaction.

          In July 1996, the Company issued 750,000 shares of Common Stock and 750,000 associated Common Stock Purchase Warrants for aggregate consideration of $750,000. These shares were issued to an institutional investor in Europe in reliance upon Regulation S under the Securities Act. No brokerage or underwriting commissions were paid in connection with this transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BASIS OF PRESENTATION

     Prior to the acquisitions in 1995 of EET, IPF and GAIA, the Company was a development stage company engaged in the development, acquisition and application of technologies in the environmental and energy industries. Until such acquisitions, the Company had limited revenues, consisting primarily of payments for demonstration projects.

     The Company ended its development stage status by virtue of the acquisitions it made in 1995. On March 7, 1995 and June 30, 1995, respectively, the Company acquired 100% of the outstanding stock of EET, Inc. ("EET") and Industrial Pipe Fittings, Inc. ("IPF"). On December 29, 1995, the Company acquired certain assets of GAIA Technologies, Inc. and its affiliates (collectively "GAIA"). In addition, on June 18, 1996, the Company, through its wholly-owned subsidiary, Riserclad International, Inc. ("Riserclad"), acquired certain assets of MPT Services, Inc.

     The acquisitions of EET and IPF were accomplished through mergers pursuant to which an aggregate of 3,070,729 shares of the Company's Common Stock and 71,000 common stock purchase warrants were issued to former EET and IPF security holders. The acquisition of substantially all the assets of GAIA was accomplished for the following consideration: (a) issuance of 1,666,667 shares of the Company's Common Stock, (b) payment of $305,500 in cash, (c) the issuance of a 90-day promissory note by the Company in the principal amount of $1,050,000, (d) forgiveness of certain debt obligations (together with all interest owed thereon) owed by GAIA to the Company of approximately $1,881,400; and (e) assumption of approximately $194,000 in account payable obligations. Riserclad paid $275,000 in cash to acquire certain assets of MPT Services, Inc.

     The acquisitions of EET and IPF have been accounted for as poolings-of-interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts of EET and IPF from their respective dates of inception, August 1993 and January 1994. The acquisitions of GAIA and MPT Services, Inc. have been accounted for using the purchase method of accounting. Accordingly, the results of those companies' operations are included from their respective acquisition dates, December 29, 1995 and June 18, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          Through the year ended December 31, 1996, the Company incurred operating losses which are anticipated to continue for the near term at expected levels of between $250,000 and $300,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. As of December 31, 1996 the Company had working capital of $2,026,482 including a cash balance of $1,126,912.

          Management is currently in negotiations with the existing holders of the Company's Series F convertible preferred stock ("Series F Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Series F Holders, through a new series of preferred stock, would fund before the end of April 1997 up to $1,850,000. In addition, the agreement would provide for additional funding in amounts and at times mutually agreed upon between the Company and the Series F Holders. The new series of preferred stock would have approximately the same terms as the Series F convertible preferred stock issued in 1996, except that there would not be any warrants issued in connection with the transaction, and the conversion price would be based upon arms-length negotiations between the Company and the Series F Holders. As of the date of this Report, no definitive agreement has been reached with the Series F Holders, and there can be no assurances that the transaction will be completed or that the Series F Holders will approve subsequent fundings. Due to these uncertainties, the report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

          During 1996 the Company continued to use the private placement of equity securities to generate the cash needed to fund its operating losses and capital requirements, and to repay the note that arose from the acquisition of GAIA. Specifically, during 1996 the Company used net cash of $4,993,964 for operating activities and $1,314,600 for investing activities, while the net cash proceeds from financing activities was $7,102,150. The debt and equity transactions for 1996 are described below.

13 1/2% CONVERTIBLE SUBORDINATED NOTES
--------------------------------------

          In September 1995, the Company received cash proceeds of $2,700,000 from the placement of its 13.5% convertible subordinated notes (the "Notes") and warrants to acquire 2,700,000 shares of the Company's Common Stock (the "Note Warrants"). In April 1996, the Notes and the Note Warrants were converted into 27,000 shares of the Company's Series F Convertible Preferred Stock ("Series F Shares") and new warrants to purchase 2,700,000 shares of the Company's Common Stock. See discussion below. The Company elected, pursuant to the Note agreement, to defer the interest payment relating to the Notes that was due on March 22, 1996. However, interest of approximately $198,000 (which includes the deferred interest) was paid to the note holders on April 8, 1996 in conjunction with the conversion into the Series F Shares.

          Approximately $1,035,000 of the net proceeds received from the Notes was used to fund a loan to GAIA prior to its acquisition on December 29, 1995. This loan was forgiven as part of the purchase price consideration.

SERIES D CONVERTIBLE PREFERRED STOCK
------------------------------------

          On December 28, 1995, the Company received net proceeds of $750,000 from the issuance of 30 shares of Series D Convertible Preferred Stock ("Series D Shares"). During 1996, these shares were converted into 1,249,313 shares of the Company's Common Stock.

     Approximately $305,500 of the proceeds received from the Series D Shares was used to complete the acquisition of GAIA on December 29, 1995.

SERIES E CONVERTIBLE PREFERRED STOCK
------------------------------------

     In February and March 1996, the Company received proceeds of $1,250,000 from the issuance of 50 shares of Series E Convertible Preferred Stock ("Series E Shares"). The holders of the Series E Shares have certain liquidation preferences and are not entitled to any dividends. At the option of the holder, the Series E Shares may be converted into the Company's Common Stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price, as defined, of the Company's Common Stock, or (b) $1.50 per share. During 1996, 25 Series E shares were converted into 1,441,209 shares of the Company's Common Stock. In February 1997, twelve Series E shares were converted into 991,121 shares of the Company's Common Stock. The remaining 13 shares become convertible in May 1997.

SERIES F CONVERTIBLE PREFERRED STOCK
------------------------------------

     In April and May 1996, the Company issued 92,500 share of Series F Convertible Preferred Stock ("Series F Shares") and warrants to acquire 9,250,000 shares of the Company's Common Stock (the "Series F Warrants"). Cash proceeds of $6,550,000 was received for 65,500 Series F Shares and 6,550,000 Series F Warrants. The remaining 27,000 Series F Shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of the Notes and the Note Warrants. See discussion above. The Series F Warrants were issued with an original exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004. The adjusted exercise price as of December 31, 1996 was $.95 per share.

     Dividends accrue on the Series F Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue dividend payments during the first three years, in which case, each holder may elect to receive payment of the dividend in the form of additional Series F
Shares.   The holders of the Series F Shares have certain liquidation preferences. The Series F Shares may be converted into Company Common Stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. The adjusted conversion rate as of December 31, 1996 was $.95 per share. On or after April 8, 2001, the Series F Shares can be converted at the holder's option at the lower of (a) the then-current conversion price, or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's Common Stock. The Company may redeem the Series F Shares at face value on or after April 8, 2004.

     Each Series F Share entitles the holder thereof to the number of votes equal to the number of shares of Common Stock into which such Series F Share may be converted from time to time. In addition, the Company has increased its Board of Directors to nine positions, four of which may be filled by nominees selected by the holders of the Series F Shares.

     The preferred stock purchase agreement and the certificate of designation for the Series F Shares contain certain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F holders to convert their shares into the Company's Common Stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control the remedies allow the Series F holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's Common Stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

     Of the proceeds received from the Series F Shares, $1,050,000 was used to repay the outstanding principal balance on the note issued on December 29, 1995 to GAIA Holdings, Inc. related to the acquisition of the assets of GAIA.

COMMON STOCK
------------

     In July 1996, the Company received net proceeds of $750,000 from the issuance of 750,000 shares of Common Stock and warrants to purchase 750,000 shares of Common Stock. The warrants have an exercise price of $1.00 and expire in July 1999.

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

TRANSACTIONS RELATING TO EURO SCOTIA FUNDING  LIMITED
-----------------------------------------------------

     Effective December 31, 1994, the Company renegotiated the terms of a note receivable from Euro Scotia Funding Limited ("ESF"), which arose from prior transactions with ESF. At December 31, 1994, the face value of the note plus accrued interest receivable totaled $3,278,857. Under the new agreement, ESF was to repay the note in ten semi-annual installments of $327,885, plus interest at 10% per annum, commencing July 1, 1995. ESF elected, as permitted under the agreement, to prepay as of December 31, 1994 the earliest payments using the amounts owed to it by the Company for borrowings under the line of credit agreement and for services rendered. At December 31, 1994, the borrowings under the line of credit plus accrued interest payable totaled $356,473, and amounts owed to ESF for services totaled $121,621. The net balance of $2,800,763 was reflected on the consolidated balance sheet at December 31, 1994.

     The note was to be collateralized by $3,200,000 in U.S. Treasury obligations held by a third-party brokerage firm for the benefit of the Company. ESF had signed an irrevocable power of attorney to the Company giving it the ability to seize the collateral in the event of a default, provided that such default was not cured within thirty days after written notice. In addition, there were irrevocable instructions provided to the brokerage firm stating that ESF would be allowed to trade the securities constituting the collateral. However, the securities had to be substituted with U.S. Treasury obligations, and the value of such securities could not fall below the lesser of $3,200,000 or 110% of the outstanding principal balance on the note.

     The semi-annual payment due January 1996 was not paid by ESF. During the fourth quarter of 1995, the Company learned that the brokerage firm that held the collateral for the ESF note and an affiliate of ESF were named as defendants in a lawsuit filed by the Florida Department of Insurance in which it is alleged, among other things, that such brokerage firm issued false account confirmations. The Company also learned that such brokerage firm has applied for withdrawal as a registered broker/dealer in a number of states, including the state in which such securities were to have been held.

     In early 1996, the Company also learned that the United States Securities and Exchange Commission sought and was granted, in late December 1995, a temporary restraining order against certain affiliates of ESF in the United States District Court for the District of Colorado that, among other things, froze investor funds of the defendants and certain of their affiliates, and required each such party to prevent the disposition, transfer or other disposal of any of their funds or other assets then held by them, under their control or over which they exercise investment or other authority.

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

     The Company has made a demand for payment of the ESF note, and has consulted with counsel regarding its legal remedies against ESF and others involved with the transaction. In the event the Company pursues its claim against ESF or others in the future by participating in legal proceedings, there is the possibility that the Company may be required to defend any related actions which might be brought against the Company.

ACQUISITIONS
------------

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

          Simultaneous with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement with TieTek, Inc. ("TieTek"), a newly formed corporation owned by three individuals. One of these individuals is a former director of the Company and another is an officer of GAIA. Pursuant to this agreement, the Company is obligated to lend up to $1,500,000 (the "Crosstie Loan") to TieTek for it to use in the development of an alternative railroad crosstie manufactured from recycled rubber using GAIA's patented and proprietary technologies. Amounts advanced to TieTek bear interest at 10%, and are due two years after the earlier of (a) the date on which the Company provides notice to TieTek that it will not exercise its option to purchase all the capital stock of TieTek (the "Crosstie Purchase Option"), or (b) the expiration of the Crosstie Purchase Option Period, which is a two year period unless extended by one year upon the occurrence of certain events. The consideration for acquiring TieTek utilizing the Crosstie Purchase Option would be the forgiveness of all the then-outstanding indebtedness under the Crosstie Loan and payment of certain royalties based on certain products sold by TieTek over a fifteen-year period. The balance on the Crosstie Loan, as of December 31, 1996 and 1995 was $764,843 and $219,592, respectively. The Crosstie Loan is collateralized by a pledge of, and a lien on, all of TieTek's assets and capital stock, and 666,667 shares of Company Common Stock.

          In June 1996 the Company, through its wholly-owned subsidiary Riserclad International, Inc. acquired certain assets of MPT Services, Inc. for $275,000 in cash.

A/C PAD MANUFACTURING AGREEMENT
-------------------------------

          In November 1996, GAIA sold the equipment used in the manufacture of A/C pads for $575,000 to a toll manufacturing vendor located in Mississippi. As payment for the equipment, GAIA received cash of $25,000 and a note for $550,000. The note bears interest at 10% per annum, matures November 20, 2001 and is collateralized by equipment. The note provides for repayment through credits of $.25 to $1.00 per pad against the prices charges to GAIA for the A/C pads produced by the vendor. In addition, if the vendor fails to timely manufacture and deliver the products ordered by GAIA, an annual payment of $110,000 is required. Alternatively, if GAIA fails to purchase a minimum of 36,000 pads during each consecutive six month period during the term of the agreement, GAIA will allow a reduction of $12.00 for each pad below the required purchase quantity. A loss of approximately $50,000 relating to previously capitalized installation costs was recorded on the sale of the equipment.

          In January and February 1997 the vendor in Mississippi has produced and shipped A/C pads pursuant to this agreement. However, the vendor has experienced financial difficulties which has caused a concern by the Company as to the vendor's ability to manufacture the A/C pads over the long-term. To address these concerns, the Company obtained a financial commitment from a related party of this vendor to ensure that 25,000 pads would be produced by an alternate supplier under the pricing terms of the original agreement. Production of these 25,000 pads, which began in March 1997, should provide sufficient quantities to meet shipments for 60 to 90 days, and will provide credits to the note receivable pursuant to the terms of the original agreement.

          The Company at this time is continuing to explore its options regarding the future manufacturing arrangement for this product. The existing vendor is attempting to obtain the necessary funding to overcome its financial difficulties. In addition, the Company has had preliminary discussions with one company, and inquiries from two others, regarding an assumption of the responsibilities of the toll manufacturer's agreement or a purchase of the A/C pad business. These preliminary discussions indicate that the asset values, as discussed below, reflected on the Company's financial statements at December 31, 1996 relating to the A/C pad business would not be impaired. As of the date of this Report, however, no formal agreement has been reached, nor can any assurance be made that a final agreement will be reached. The Company believes that a timely resolution of this issue can be achieved without an interruption of production capacity. However, if the resolution of this issue becomes delayed, there may be an interruption of production, and therefore revenues, in the short-term.

          The Company currently has a secured note receivable for $550,000 relating to A/C pad equipment. In addition, at December 31, 1996 the Company had approximately $2,997,000, net of accumulated amortization, in patents, purchased technologies and goodwill that relates to all of the product lines of GAIA (A/C pads, porous pipe, and the TieTek purchase option). In the event a) the existing toll manufacturing vendor for A/C pads is unable to obtain additional financing, or b) the Company is unable to complete a transaction whereby another vendor would either assume the responsibilities and privileges of the existing toll agreement or purchase the A/C pad business, it is reasonably likely that an impairment of a portion of these asset values may occur in the near-term. Management would use its judgment at that time to determine the amount of such impairment, and the appropriate adjustment would be made and recorded in the continuing operations for that period. The amount of such non-cash adjustment, given the uncertainty of future events, cannot be estimated at this time; however, it is possible that such an impairment could be material to the operating results and financial condition of the Company.

OTHER
-----

          In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13% per annum, requires monthly payments of $5,700 and matures in January 1999. Proceeds from the note were used by IPF to purchase a machine for fabricating wyes, tees and els. The equipment purchased serves as collateral for the note.

          In the second quarter the Company repaid upon maturity one of its outstanding convertible notes, with a principal balance of $250,000 and accrued interest totaling $101,173.

          The Company entered into an agreement with its former Chairman of the Board in July 1995, as amended in December 1995, which provided for, among other things, a payment of $250,000 in settlement of his five-year employment contract. This obligation was accrued as of December 31, 1995 and paid during 1996.

RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 1996 ("1996") AND DECEMBER 31, 1995
("1995")

          The total net loss of $4,296,396 for 1996 reflects a decrease of $3,043,844 from the 1995 net loss of $7,340,240. This decrease in net loss occurred due to an increase of $1,851,522 in revenues, a decrease of $218,343 in operating expenses and a decrease of $2,708,477 in other expense. These fluctuations are described in detail below.

REVENUES
--------

          Revenues increased to $4,494,257 in 1996 representing a 70% increase over revenues in 1995. This increase is the result of increased sales from IPF, and revenues generated from the new product lines of GAIA (A/C pads and porous pipe) and Riserclad.

          Contributing to IPF's increase in revenues in 1996 was the completion of a large order for a pipeline system in the second quarter that contributed $414,000 in revenues. IPF's revenues continued to increase during the last two quarters of 1996 by $395,259, or 86%, over the same period of the previous year.

          Shipments of GAIA's A/C pads began in February 1996. However, the Company experienced start-up related production issues that limited revenues and reduced gross profits during the first two quarters. The Company entered into a new agreement on July 1, 1996 with the manufacturing facility that produced GAIA's products. Gross profits improved during the third quarter, however, in mid-September the A/C pad production line was halted because of continued problems with certain critical components of the line and other production rate issues. Sales during the fourth quarter were from the inventory on-hand prior to the production shut-down. In November 1996 the Company sold its production line to and entered into a new tolling agreement with a separate manufacturer, and shipments of inventory produced by this new vendor began in the first quarter of 1997. In late February 1997 the Company became aware that this new vendor was experiencing financial difficulties, and therefore entered into an interim arrangement to ensure the production of 25,000 A/C pads. See additional discussion under Liquidity and Capital Resources.

GROSS PROFIT
------------

          The gross profit percentage for 1996 decreased to 22% from 35% in 1995. This erosion in the gross profit percentage was primarily the result of
(i) the manufacturing operations of GAIA, as discussed below, (ii) IPF's completion of its pipeline system order for revenue of $414,000 at margins that were bid lower than IPF's recurring product sales, and (iii) a decrease in gross profits from EET due to a large project that was completed in the third quarter of 1995 at favorable margins, and the completion of some lower margin projects in early 1996.

          The gross profit percentage increased to 19% for the third quarter of 1996 and to 37% for the fourth quarter of 1996 (from 5% for the second quarter of 1996) reflecting improved margins at IPF and EET, and the contribution of revenue and gross profits from Riserclad in the fourth quarter despite continued low margins in GAIA's businesses as discussed below.

          During the second quarter of 1996, the Company operated the manufacturing activities of GAIA under a cost-sharing arrangement with a manufacturing facility in St. Francisville, Louisiana. This arrangement, coupled with lower than expected production rates, resulted in increased manufacturing costs. Additionally, an unscheduled shut-down of production occurred during the second quarter to effect renovations and repairs to major pieces of equipment. The combination of higher manufacturing costs and unanticipated renovation expenses increased costs by approximately $200,000, which in turn eliminated any gross profit for GAIA in the second quarter.

          In order to alleviate any future erosion of GAIA's gross profits, effective July 1, 1996, the Company entered into a new tolling arrangement with the same manufacturing facility in St. Francisville whereby the Company paid a set price per pound of product shipped. This arrangement improved the gross profit percentage for GAIA during the third quarter. However, continuing problems with this manufacturing vendor and the dependability of the manufacturing system halted all production in mid-September which again affected both revenues and margins of the A/C pad business in the fourth quarter. In November 1996, the Company entered into a new tolling agreement with a different manufacturing vendor located in Mississippi and sales of product from this new arrangement began in January 1997. In late February 1997 the Company became aware that this new vendor was experiencing financial difficulties, and therefore entered into an interim arrangement to ensure the production of 25,000 A/C pads. See additional discussion under Liquidity and Capital Resources.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

          Selling general and administrative expenses in 1996 decreased $293,343 as compared with 1995. This is a result of (i) a decrease of $1,417,620 in the Company's corporate expenses, caused primarily by reductions in salaries and legal and professional fees, and (ii) a decrease of $331,835 in research and development expenses caused by the completion or termination of various consulting arrangements during the first six months of 1996. These decreases were offset (i) by the additional selling general and administrative expenses of GAIA and Riserclad totaling $1,259,151 which were not included in the 1995 financial statements of the Company since these acquisitions occurred on December 29, 1995 and June 18, 1996, respectively, and have been accounted for using the purchase method, and (ii) a significant increase in direct marketing expenses to enhance the future revenue growth of the Company.


OTHER INCOME AND EXPENSE
------------------------

          Other expense decreased $2,708,477 for the year ended December 31, 1996 as compared with the year ended December 31, 1995. This difference is primarily due to the write-off in 1995 of the ESF note receivable and its related accrued interest totaling $3,084,729. See Liquidity and Capital Resources for discussion relating to the ESF note receivable.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included in Items 14(a) and
(b) of this Report and are incorporated by reference thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

     The Directors and Executive Officers of the Company are listed below.

Name                         Age                   Position
----                         ---                   --------
Tim B. Tarrillion            46                    Chief Executive Officer,
                                                   President and Director of
                                                   the Company for term
                                                   expiring 1999

Donovan W. Boyd              43                    Senior Vice President, Chief
                                                   Operating Officer and
                                                   Director of the Company for
                                                   term expiring 1998

David M. Daniels             39                    Executive Vice President,
                                                   Secretary and Director of
                                                   the Company for term
                                                   expiring 1997; and President
                                                   of IPF

Edwin H. Knight              43                    Director of the Company for
                                                   term expiring 1997

Mark E. Leyerle              31                    Director of the Company for
                                                   term expiring 1998

Christopher W. Roser         38                    Director of the Company for
                                                   term expiring 1998

Douglas C. Williamson        45                    Director of the Company for
                                                   term expiring 1999

Robert H. Chaney             37                    Director of the Company for
                                                   term expiring 1999

Judith Knight Shields        39                    Senior Vice
                                                   President-Finance, Chief
                                                   Financial Officer and
                                                   Treasurer of the Company

     All directors of the Company hold office for a term of three years or until their successors are duly elected and qualified. Executive officers hold office at the pleasure of the Board of Directors. The Board of Directors met four times during 1996. All directors attended in 1996 at least 75% of the meetings of the Board and committees of which they are a member.

          In late 1996, the Board of Directors decided to establish three standing committees to allow the board to focus specific attention of critical areas of the Board's management and monitoring of the company's activities. From time to time, the committees will make recommendations to the Board as necessary. The three committees that were established and the current board members assigned to the committees are as follows:

                              Financial Audit:
                                              Chris Roser
                                              Ed Knight

                              Merger and Acquisition Review:
                                              Donovan Boyd
                                              Mark Leyerle
                                              David Daniels
                              Compensation:
                                              Tim Tarrillion
                                              Robert Chaney
                                              Doug Williamson

          The purpose of the Financial Audit Committee is to oversee the financial reporting procedures of the Company, insure adequate financial and internal controls, review the scope of the Company's annual audit, and recommend the selection of independent auditors. The primary responsibilities of this committee include; meeting with the Company's Chief Financial Officer on a quarterly basis to review the adequacy of quarterly and annual SEC filings, reviewing in consultation with the independent auditors their reports of audit and accompanying management letters, reviewing all financial statements, financial controls, internal controls and accounting practices of the Company, evaluating the performance and cost of the Company's independent auditors and recommending to the Board of Directors the selection of the next year's auditors, and monitoring compliance by the Company's management and employees with major company policies and financial controls. The membership of this committee is designed to include a minimum of three directors. The Company intends to fill the vacancy on the Financial Audit Committee as soon as practicable. The Company's Chief Financial Officer serves as an ex-officio member of the committee and attends all meetings except the annual review of the Company's financial controls and accounting procedures with the Company's independent auditors. Regular meetings of the committee are held once per quarter just prior to the regularly scheduled Board meetings. The Audit committee met once during 1996.

          The purpose of the Merger and Acquisition Review Committee is to monitor and review the Company's policies and strategies regarding mergers and acquisitions, and review the structure and terms of acquisitions proposed and negotiated by the Company's senior management. The primary responsibilities of this committee include: establishing key criteria for the Company's acquisition strategy, advising management in recommended structure and terms for proposed acquisitions, reviewing proposed acquisitions and making recommendations to the Board of Directors for approval or rejection of proposals, monitoring the assimilation of completed acquisitions into the Company and making recommendations to management for improvements when needed, and establishing policies and procedures for merger and tender offers received by the Company. The committee membership is designed to include the Company's Chief Operating Officer and at least two additional directors. Meetings are held as needed to meet the schedule of proposed acquisitions. No meetings of this committee were held in 1996.

     The purpose of the Compensation Committee is to recommend compensation policies for Company's senior management and to establish and administer the Company's stock-based compensation plans and employee stock purchase plan. The primary responsibilities of this committee include: reviewing all new employment agreements with senior management and key employees of the Company, establishing criteria for annual incentive bonus plans for the Company and senior management (in concert with the recommendations of the Company's Chief Executive Officer) and recommending amounts and payment of annual bonuses earned in accordance with those criteria, recommending the issuance of incentive stock options to key management personnel, assisting with and reviewing the establishment of an employee stock option plan and director stock option plan when and if requested by the Board of Directors, and monitoring and reviewing the Company's compensation policies for all employees. The membership of this committee is designed to include the Chairman of the Board and at least two outside (non-employee) directors. This committee will meet at least once per year beginning in 1997 to establish annual bonus plans and criteria for each new fiscal year.

BIOGRAPHIES
-----------

TIM B. TARRILLION

     Tim B. Tarrillion became Chief Executive Officer, President and a Director of the Company on March 7, 1995. Mr. Tarrillion was most recently the President and Founder of EET. Prior to starting EET, Mr. Tarrillion was co-founder, President and Chief Operating Officer of EnClean. EnClean provided industrial and environmental cleaning services to companies in the refining, petrochemical, steel, paper and utility industries and was acquired by Rust International in 1993.

     Mr. Tarrillion holds an MBA from Harvard University and a Masters Degree and Bachelors Degree in Chemical Engineering from Rice University. Mr. Tarrillion received the 1991 Merrill Lynch, Inc. Magazine's Entrepreneurial award for the Houston area in connection with his role in building EnClean from $1 million in sales in 1984 to more than $100 million in 1992.

DONOVAN W. BOYD

     Donovan W. Boyd joined the Company as Senior Vice President in April 1995, and was appointed Chief Operating Officer in July 1995. Prior to his position with the Company, Mr. Boyd was Vice President of Sales and Marketing for the Industrial Services division of Rust International. In that capacity he was responsible for more than $400 million in annual sales throughout the United States. Before Rust, Mr. Boyd was a Regional Vice President with EnClean. He holds a Bachelor's Degree in Chemical Engineering from Tulane University and an MBA from Harvard University.

DAVID M. DANIELS

          David M. Daniels joined the Company in July 1994, after working with the Company as a consultant for several years. He currently holds the position of Executive Vice President, Secretary and Director. Mr. Daniels also serves as President of IPF. Prior to his current position with the Company, Mr. Daniels was employed by Dean Witter Reynolds for 10 years, of which he held the position of Vice President for eight years. Mr. Daniels holds a Bachelors Degree in Finance from the University of Houston, as well as an Associate Degree from Georgia Military Academy.

EDWIN H. KNIGHT

          Edwin H. Knight was elected to the Board of Directors in 1996. Mr. Knight manages Harrison Interests, Ltd., a privately held Texas limited partnership whose lines of business are oil and gas exploration and production, real estate and cattle ranching. Mr. Knight has managed Harrison Interests, Ltd. for thirteen years and holds a Bachelor's Degree from Louisiana State University and is a certified public accountant.

MARK E. LEYERLE

          Mark E. Leyerle was elected to the Board of Directors in 1996. Mr. Leyerle is a principal of CCG Venture Partners, LLC, a private investment firm. Prior to his current position, Mr. Leyerle was an investment banker at Simmons & Co. International (1991 to 1993), where he advised oilfield service and equipment companies, and a commercial banker with Texas Commerce Bancshares. He holds a BBA degree from Baylor University and an MBA from Harvard University.

CHRISTOPHER W. ROSER

          Christopher W. Roser was elected to the Board of Directors in 1996. Mr. Roser has been a general partner of the Roser Partnership, Ltd., and The Roser Partnership II, Ltd., privately held venture capital funds, since 1987. Prior to that, Mr. Roser was a technology research analyst and corporate finance associate for Ladenburg Thalmann & Co., Inc. and a staff public accountant for Main Hurdman KMG. He currently serves on the Board of Directors of various privately held companies, as well as on the Board of Directors of Hauser Chemical Research, Inc. (NASD-HAUS). Mr. Roser holds an MBA in Finance from New York University Graduate School of Business Administration.

DOUGLAS C. WILLIAMSON

          Douglas C. Williamson was elected to the Board of Directors in 1996. Mr. Williamson is the Senior Vice President of NationsBanc Capital Corporation ("NBCC"), a position he has held since 1989. In this position, Mr. Williamson manages venture capital investments. Mr. Williamson earned his MBA from Columbia University and his Bachelor's Degree from Denison University.

ROBERT H. CHANEY

          Robert H. Chaney was elected to the Board of Directors in 1996. Mr. Chaney currently holds the positions of Chairman and Chief Executive Officer of
R. Chaney and Co., an investment management firm, a position he has held since 1993. Prior thereto, Mr. Chaney was the President and Chief Executive Officer of Paramount Petroleum Company.

JUDITH KNIGHT SHIELDS

          Ms. Judith Knight Shields joined the Company in March 1995. Ms. Shields currently holds the position of Senior Vice President-Finance, Chief Financial Officer and Treasurer. Prior to her current position with the Company, Ms. Shields was Vice President of Mergers and Acquisitions and subsequently Controller, with EnClean. Her ten years of experience prior to joining EnClean were in public accounting and venture capital. She graduated summa cum laude from Texas A&M University with a Bachelors Degree in Accounting and is a Certified Public Accountant.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

          To the best of the Company's knowledge, there have been no events under any state or federal bankruptcy laws, no criminal proceedings, no judgments, orders, decrees or injunctions entered against any officer or director, and no violations of federal or state securities or commodities laws material to the ability and integrity of any director or executive officer during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

          To the knowledge of the Company, each of  the Company's directors,
executive officers and   10% beneficial owners has complied with the
requirements of Section 16(a) of the Securities and Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth a summary of the compensation paid or accrued for the years 1994 through 1996 by the Corporation to or for the benefit of the named executive officers.

                         SUMMARY COMPENSATION TABLE(1)

====================================================================================================================================

                                                                                         Long Term Compensation
                                                                                  --------------------------------------
                                           Annual Compensation                           Awards               Payouts
                            -------------------------------------------------  ---------------------------  ------------
           Name                                                    Other
            and                                                    Annual         Restricted      Stock                    All Other
         Principal                                                Compen-           Stock        Options/       LTIP       Compen-
         Position            Year(s)     Salary($)     Bonus($)   sation($)       Award(s) ($)   SARS (#)     Payouts($)   sation($)
------------------------------------------------------------------------------------------------------------------------------------
Tim B. Tarrillion(2)         1996          185,903           -                          -                          -        5,940(3)
Chief Executive Officer,     1995          146,537           -     25,000(4)            -        500,000           -
 President and Director      1994                -           -          -               -              -           -            -
------------------------------------------------------------------------------------------------------------------------------------
Donovan W. Boyd              1996          139,178           -          -               -              -           -        3,543(3)
Senior Vice President, COO   1995           98,655(5)        -          -               -        300,000           -       26,417(6)
                             1994                -           -          -               -              -           -            -
------------------------------------------------------------------------------------------------------------------------------------
David M. Daniels(7)          1996          137,928           -          -               -              -           -        2,654(3)
Executive Vice President,    1995          130,529           -          -               -        200,000           -            -
 Secretary and Director      1994          125,000           -          -               -        300,000           -            -
------------------------------------------------------------------------------------------------------------------------------------
Judith K. Shields            1996          122,602           -          -               -              -           -        2,662(3)
Senior Vice                  1995           92,308(8)        -          -               -        300,000           -            -
 President-Finance, CFO      1994                -           -          -               -              -           -            -
 and Treasurer
====================================================================================================================================


(1)  Based upon the fiscal years ended December 31, 1996, 1995 and 1994.
(2) Mr. Tarrillion became Chief Executive Officer, President and a Director of the Company on March 7, 1995.
(3) Represents life insurance premiums paid by the Company on policies on the executives' lives and matching contributions to the Company's 401K plan.
(4) Payments received in January and February 1995 as a consultant to the Company.
(5)  Mr. Boyd's employment began on April 1, 1995.
(6)  Payments made to relocate Mr. Boyd to Houston, Texas.
(7) Mr. Daniels became a Director during August 1994 and became an Executive Vice President, and Secretary of the Company during January 1995.
(8)  Ms. Shield's employment began on March 20, 1995.

                                 STOCK OPTIONS

     During the 1996 fiscal year, the Company did not grant any stock options to any of the named executive officers. No stock appreciation rights have been granted to employees.

     The following table sets forth for each of the named executive officers information regarding stock options exercised by such officers during the 1996 fiscal year, together with the number and value of stock options held at 1996 fiscal year-end, each on an aggregated basis.

------------------------------------------------------------------------------------
                Aggregated Option Exercises in the 1996 Fiscal Year
                         and Fiscal Year-End Option Value
------------------------------------------------------------------------------------
                                                                      Value of
                                                                    Unexercised
                                                   Number of        In-the-Money
                                                  Unexercised    ------------------
                                                  Options at         Options at
                                                Fiscal Year-End  Fiscal Year-End(1)
                        Number of               ---------------  ------------------
                     Shares Acquired   Value     Exercisable/       Exercisable/
       Name            on Exercise    Realized   Unexercisable     Unexercisable
------------------------------------------------------------------------------------
Tim B. Tarrillion            --          --     200,000/300,000          --
David M. Daniels             --          --     230,000/270,000          --
Donovan W. Boyd              --          --     150,000/150,000          --
Judith K. Shields            --          --     150,000/150,000          --
------------------------------------------------------------------------------------

---------------
  (1) Market value of underlying securities at year-end ($.56), minus the exercise price.

EMPLOYMENT AGREEMENTS
---------------------

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

STOCK OPTIONS AND WARRANTS
--------------------------

     The Company presently has no formal stock option plan. However, through December, 1996 the Company has outstanding options to purchase 4,225,000 shares of the Company's Common Stock. Of these 3,350,000 are outstanding to current and former employees, have option prices ranging from $1.00 to $2.50, vest 20% to 25% per year, and have terms ranging from four to five years after vesting. The remaining options were granted to current or past note holders or consultants. Options to purchase 600,000 shares relate to one certain note agreement, have option prices ranging from $1.50 to $2.50, and expire in November 1997. The remaining options have prices ranging from $.75 to $1.50 and expire September 1997 through September 1999.

     Included in these options to employees are 1,800,000 granted to current or former directors of the Company and 300,000 granted to other executive officers of the Company.

DIRECTORS' FEES
---------------

     The directors of the Company receive no fees or other compensation in connection with their service as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the securities holdings of all persons which the Company, by virtue of filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than 5% of the Company's outstanding Common Stock and Series F Preferred Stock as of February 28, 1997.

                                  COMMON STOCK

                                        Amount and Nature
                                          of Beneficial     Percentage
                                            Ownership       of Class(1)
Name and Address of Beneficial Owner    -----------------  -------------
------------------------------------

NationsBanc                                    10,780,263        27.7%
Capital Corporation(2)
901 Main Street
66th Floor
Dallas, Texas 75202

Robert H. Chaney(3)                             2,695,066         8.8%
R. Chaney & Partners, 1993 L.P.
909 Fannin, Suite 1275
Two Houston Center
Houston, Texas 77010-1006

The CCG Charitable                              1,617,039         5.4%
Remainder Unitrust #1(4)
14450 T.C. Jester Boulevard
Suite 170
Houston, Texas 77014

William T. Aldrich(5)                           1,791,667         6.3%
10406 Memorial Drive
Houston, Texas 77024

---------------------

(1) Calculated in accordance with the General Rules and Regulations of the Securities and Exchange Commission, and includes shares of Common Stock which can be acquired upon exercise of conversion of outstanding options, warrants or other convertible securities (such as the Series F Preferred Stock) which are exercisable within sixty days of February 28, 1997.

(2) Includes 5,780,263 shares of Common Stock issuable upon conversion of shares of Series F Preferred Stock and 5,000,000 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

(3) Includes 1,445,066 shares of Common Stock issuable upon conversion of shares of Series F Preferred Stock and 1,250,000 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

(4) Includes 867,039 shares of Common Stock issuable upon conversion of shares of Series F Preferred Stock and 750,000 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

(5) Mr. Aldrich is a former director of the Company who is employed by the Company through March 31, 1997. Mr. Aldrich is also deemed the beneficial owner of 1,666,667 shares of Common Stock by virtue of his position as the principal executive officer of Thor Ventures, L.C. ("Thor") which owns 1,111,111 shares of Common Stock and GAIA Holdings, Inc. which owns 555,556 shares of Common Stock. By virtue of his personal and family holdings in Thor and GAIA Holdings, Inc., Mr. Aldrich and his family have a direct pecuniary interest in 397,633 shares of Common Stock and disclaim beneficial ownership of all remaining shares. Also includes options to purchase 125,000 shares of Common Stock.

                            SERIES F PREFERRED STOCK


                                         Amount and Nature
                                           of Beneficial      Percentage
                                             Ownership         of Class
Name and Address of Beneficial Owner    --------------------  -----------
------------------------------------

NationsBanc                                        54,912           54.1%
Capital Corporation
901 Main Street
66th Floor
Dallas, Texas 75202

Robert H. Chaney                                   13,728           13.5%
R. Chaney & Partners, 1993 L.P.
909 Fannin, Suite 1275
Two Houston Center
Houston, Texas 77010-1006

The CCG Venture Partners, LLC                       8,237(1)         8.1%
14450 T.C. Jester Boulevard
Suite 170
Houston, Texas 77014

Harrison Interests, Ltd.                            5,491            5.4%
Texas Commerce Bank Bldg.
Suite 1900
Houston, Texas 77002

---------------------

(1) Registered in the name of The CCG Charitable Remainder Unitrust No. 1 for which CCG Venture Partners, LLC provides investment management services. CCG Venture Partners, LLC disclaims beneficial ownership of these shares.

     The following table sets forth the beneficial ownership of all of the Company's outstanding Common Stock as of such date by all officers and directors, individually and as a group.

                                         Amount and Nature
                                           of Beneficial     Percentage
                                             Ownership       of Class(1)
Name and Address of Beneficial Owner     -----------------  -------------
------------------------------------

Tim B. Tarrillion(2)                               981,630         3.5%
10102 Cedar Creek
Houston, Texas 77042

Donovan W. Boyd(3)                                 201,959           *
4710 Bellaire Boulevard, Suite 301
Houston, Texas 77401

David M. Daniels(4)                              1,115,164         3.9%
5717 Hogue Street
Houston, Texas 77087

Robert H. Chaney(5)                              2,695,066         8.8%
R. Chaney & Partners, 1993 L.P.
909 Fannin, Suite 1275
Two Houston Center
Houston, Texas 77010

Mark E. Leyerle(6)                               1,617,039         5.4%
14450 T.C. Jester Boulevard
Suite 170
Houston, Texas 77014

Douglas C. Williamson(7)                                 0           -
901 Main Street
66th Floor
Dallas, Texas 75202

Edwin H. Knight(8)                                       0           -
707 Travis
Suite 1900
Houston, Texas 77002

Christopher Roser(9)                             1,072,303         3.7%
1105 Spruce Street
Boulder, Colorado 80302

Judith Knight Shields(10)                          217,500           *
4710 Bellaire Boulevard, Suite 301
Houston, Texas 77401

All officers and directors as a group            7,900,661          22%
(9) persons

---------------------

*    Less than 1%.

(1) Calculated in accordance with the General Rules and Regulations of the Securities and Exchange Commission, and includes shares of Common Stock which can be acquired upon exercise of conversion of outstanding options, warrants or other convertible securities (such as the Series F Preferred Stock) which are exercisable within sixty days of February 28, 1997.

(2) Includes 530,500 shares of Common Stock and 50,000 common stock purchase warrants received by Mr. Tarrillion in conjunction with a merger transaction between the Company and EET in March, 1995. Includes 91,130 shares owned through a profit sharing plan for the benefit of Mr. Tarrillion. Includes options to purchase 300,000 shares of Common Stock. Does not include options to purchase 200,000 shares which do not commence vesting until March 31, 1998. Also does not include 51,000 shares received by trusts on behalf of Mr. Tarrillion's minor children in connection with the EET merger which are held by an independent trustee as to which Mr. Tarrillion disclaims any beneficial ownership.

(3) Includes 1,959 shares of Common Stock owned through a profit sharing plan for the benefit of Mr. Boyd. Includes options to purchase 200,000 shares of Common Stock. Does not include options to purchase 100,000 shares which do not commence vesting until March 31, 1998.

(4) Includes 600,000 shares of Common Stock received by Mr. Daniels in conjunction with a merger transaction between the Company and IPF in June 1995. Includes 10,164 shares of Common Stock owned through a profit sharing plan for the benefit of Mr. Daniels. Includes options to purchase 340,000 shares of Common Stock. Does not include options to purchase 60,000 shares which do not commence vesting until January 1, 1998 or options to purchase 100,000 shares that do not commence vesting until March 31, 1998.

(5) Includes 1,445,066 shares of Common Stock issuable upon conversion of shares of Series F Preferred Stock and 1,250,000 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

(6) Includes 867,039 shares of Common Stock issuable to The CCG Charitable Remainder Unitrust No. 1 upon conversion of shares of Series F Preferred Stock and 750,000 shares of Common Stock which may be acquired by The CCG Charitable Remainder Unitrust No. 1 upon exercise of Common Stock purchase warrants. CCG Venture Partners, LLC provides investment management services to CCG Charitable Remainder Unitrust No. 1. Mr. Leyerle, a principal of CCG Venture Partners, LLC, disclaims any beneficial ownership of these shares.

(7) Does not include 5,780,263 shares of Common Stock issuable to NBCC upon conversion of shares of Series F Preferred Stock and 5,000,000 shares of Common Stock which may be acquired by NBCC upon exercise of Common Stock purchase warrants.

(8) Does not include 578,026 shares of Common Stock issuable to Harrison Interests, Ltd. upon conversion of shares of Series F Preferred Stock and 500,000 shares of Common Stock which may be acquired by Harrison Interests, Ltd. upon exercise of Common Stock purchase warrants.

(9) Includes 572,303 shares of Common Stock issuable to The Roser Partnership II Ltd. upon conversion of shares of Series F Preferred Stock and 500,000 shares of Common Stock which may be acquired by The Roser Partnership II Ltd. upon exercise of Common Stock purchase warrants. Mr. Roser, a general partner of The Roser Partnership II Ltd., disclaims beneficial ownership of these shares.

(10) Includes 10,000 shares received by Ms. Shields and her husband in connection with the merger transaction between the Company and EET in March, 1995. Includes options to purchase 200,000 shares of Common Stock. Does not include options to purchase 100,000 shares that do not commence vesting until March 31, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENT WITH JOHN W. PARROTT
-----------------------------------------

     Effective as of July 28, 1995, John W. Parrott terminated his employment agreement with the Company and entered into a consulting agreement (the "Consulting Agreement"). The Consulting Agreement provided that Mr. Parrott would provide advice to the Company with respect to the Company's transition in management and certain litigation and financing matters through December 31, 1995. In addition, the Company agreed to indemnify Mr. Parrott for any liabilities he may have as a result of his tenure as an officer of the Company, to the fullest extent permitted by law. Pursuant to the Consulting Agreement, Mr. Parrott received $15,000 a month through December 31, 1995 for his consulting services, and payments during 1996 in settlement of his five-year employment contract totaling $250,000.

TRANSACTIONS WITH DIRECTORS, OFFICERS AND CERTAIN AFFILIATES
------------------------------------------------------------

     In January 1996, Mr. Tarrillion loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13% per annum, requires monthly payments of $5,700 and matures in January 1999. During 1996 IPF paid $13,200 in interest to Mr. Tarrillion in respect of this note. Proceeds from the note were used by IPF to purchase a machine for fabricating wyes, tees and els. The equipment purchased serves as collateral for the note.

     In June 1995, the Company acquired by merger IPF, a company owned by Mr. David Daniels, a director and officer of the Company and two other individuals who were subsequently hired by the Company. The Company issued 1,300,000 shares of the Company's Common Stock in conjunction with the merger, 600,000 of which were issued to Mr. Daniels. Mr. Daniels was also released from a personal guaranty of certain debts of IPF in the amount of $50,000. The Company also agreed to repay certain outstanding loans made by Mr. Daniels to IPF on or before December 31, 1995. The outstanding balance of such loans at December 31, 1995 was $120,000. Mr. Daniels was repaid the $120,000 by Mr. Tarrillion. IPF then executed a note in the amount of $120,000 due to Mr. Tarrillion. The note bears interest at twelve (12%) percent per annum, and is due January 31, 1998. The balance at December 31, 1996 was $120,000. During 1996 IPF paid $28,158 in interest to Mr. Tarrillion in respect of this note. Further, Mr. Daniels entered into an amendment to his existing employment agreement with the Company to serve as President of IPF.

     The Company has employment agreements with Messrs. Tarrillion, Boyd and Daniels, and Ms. Shields.

      The Company has granted certain options and warrants to directors and officers of the Company.

      The manufacturing facilities of IPF are owned by Mr. David Daniels, a director and officer of the Company. IPF occupies these facilities pursuant to a verbal lease agreement and pays rentals of $2,900 per month.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

C. EXHIBITS

       PLAN OF ACQUISITION,
       REORGANIZATION,
       ARRANGEMENTS, LIQUIDATION
       OR SUCCESSION:

  2.1  Agreement and Plan of        Incorporated by reference to the Company's
       Merger between the Company   Current Report on Form 8-K filed under the
       and EET, Inc. dated          Securities Exchange Act of 1934 on March
       February 7, 1995             22, 1995 (the "March 22, 1995 8-K")

  2.2  Agreement and Plan of        Incorporated by reference to the Company's
       Merger between Industrial    Form S-4, Commission File No. 33-82112 (the
       Pipe Fittings, Inc. and      "Form S-4")
       the Company dated June 22,
       1995

  2.3  Asset Purchase Agreement     Incorporated by reference to the Current
       between Gaia Technologies,   Report on Form 8-K filed January 12, 1996
       Inc., Gaia Holdings, Inc.,   ("January 12, 1996 8-K")
       Thor Ventures, L.C. and
       Thor Industries, Inc. and
       the Company dated December
       29, 1995

       INSTRUMENTS DEFINING THE
       RIGHTS OF SECURITY HOLDERS:

  4.1  Restated Certificate of      Incorporated by reference to the Company's
       Incorporation                Form 10-QSB for the six months ended June
                                    30, 1996.

  4.2  Amended and Restated Bylaws  Incorporated by reference to the Form S-4

       MATERIAL CONTRACTS:

 10.1  Amended Line of Credit       Incorporated by reference to the Form S-4
       Agreement with ESF
       effective January 1, 1995

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

 10.3  Stock Option Agreement       Incorporated by reference to the Form S-4
       between David Daniels and
       the Company dated February
       7, 1995

 10.4  Stock Option Agreement       Incorporated by reference to the Form S-4
       between Judith Shields and
       the Company dated February
       23, 1993

 10.5  Stock Option Agreement       Incorporated by reference to the Form S-4
       between the Company and
       Donovan W. Boyd

 10.6  EET 401(k) Plan              Incorporated by reference to the Form S-4

 10.7  Amendment to Stock Option    Incorporated by reference to the Company's
       Agreement of Tim Tarrillion  Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995
                                    Form 10-K")

 10.8  Amendment to Stock Option    Incorporated by reference to the 1995 Form
       Agreement of Donovan W.      10-K
       Boyd

 10.9  Amendment to Stock Option    Incorporated by reference to the 1995 Form
       Agreement of Judith Shields  10-K

 10.10 Employment Agreement of      Incorporated by reference to the March 22,
       John Parrott dated           1995 8-K
       February 7, 1995

 10.11 Employment Agreement of      Incorporated by reference to the March 22,
       Tim Tarrillion dated         1995 8-K
       February 7, 1995

 10.12 Employment Agreement of      Incorporated by reference to the March 22,
       David Daniels dated          1995 8-K
       February 7, 1995

 10.13 Employment Agreement of      Incorporated by reference to the March 22,
       Judith Shields dated         1995 8-K
       February 23, 1995

 10.14 Employment Agreement of      Incorporated by reference to the Form S-4
       Donovan W. Boyd

 10.15 Consulting Agreement with    Incorporated by reference to the Form S-4
       John W. Parrott dated July
       28, 1995

 10.16 Promissory Note, Security    Incorporated by reference to January 12,
       Agreement and Pledge, in     1996 8-K
       the principal amount of
       $1,050,000, issued by the
       Company and GAIA
       Technologies, Inc. in
       favor of GAIA Holdings,
       Inc., dated December 29,
       1995

 10.17 GAIA/Thor Royalty            Incorporated by reference to January 12,
       Agreement, entered into as   1996 8-K
       of December 29, 1995, by
       and among GAIA
       Technologies, Inc., GAIA
       Holding, Inc., Thor
       Ventures, L.C. and the
       Company

 10.18 GAIA-TieTek License          Incorporated by reference to January 12,
       Agreement, entered into as   1996 8-K
       of December 29, 1995, by
       and between GAIA
       Technologies, Inc. and
       TieTek, Inc.

 10.19 Employment Agreement,        Incorporated by reference to January 12,
       entered into as of           1996 8-K
       December 29, 1995, between
       GAIA Technologies, Inc.
       and Henry W. Sullivan

 10.20 Employment Agreement,        Incorporated by reference to January 12,
       entered into as of           1996 8-K
       December 29, 1995, between
       GAIA Technologies, Inc.
       and William T. Aldrich

 10.21 Stock Option Agreement       Incorporated by reference to January 12,
       between Henry W. Sullivan    1996 8-K
       and the Company dated
       December 29, 1995

 10.22 Stock Option Agreement       Incorporated by reference to January 12,
       between William T. Aldrich   1996 8-K
       and the Company dated
       December 29, 1995

10.23  Crosstie Purchase Option     Incorporated by reference to January 12,
       and Loan Agreement by and    1996 8-K
       among the Company and
       TieTek, Inc., William T.
       Aldrich, J. Denny Bartell
       and Henry W. Sullivan
       dated December 29, 1995

10.24  Promissory Note, Security    Incorporated by reference to January 12,
       Agreement and Pledge in      1996 8-K
       the principal amount of
       $1,500,000, issued by
       TieTek, Inc. in favor of
       the Company, dated
       December 29, 1995

10.25  Stock and Warrant Purchase   Incorporated by reference to the 1995 Form
       Agreement with respect to    10-K
       the Series F Convertible
       Preferred Stock

10.26  Stockholders' Agreement      Incorporated by reference to the 1995 Form
       between the Company,         10-K
       certain members of its
       management, and the Series
       F Holders

10.27  Form of Warrant dated as     Incorporated by reference to the 1995 Form
       of April 5, 1996 issued to   10-K
       the Series F Holders

22     Subsidiaries of Registrant   Incorporated by reference to the Form S-4

27     Financial Data Schedule      Filed herewith

D.  REPORTS ON FORM 8-K

    Not applicable.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated:  March 24, 1997

                                    By:/s/ Tim B. Tarrillion
                                       ---------------------
                                      Tim B. Tarrillion
                                      Chief Executive Officer


                                    By:/s/ Judith Knight Shields
                                       -------------------------
                                      Judith Knight Shields
                                      Principal Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                        Title                      Date
---------                                        -----                      ----
/s/ Tim B. Tarrillion        Chairman, President                            March 24, 1997
---------------------------  and Director
Tim B. Tarrillion

/s/ David M. Daniels         Executive Vice President, Secretary and        March 24, 1997
---------------------------  Director
David M. Daniels

/s/ Donovan W. Boyd          Senior Vice President  and Director            March 24, 1997
---------------------------
Donovan W. Boyd

/s/ Robert H. Chaney         Director                                       March 24, 1997
---------------------------
Robert H. Chaney

/s/ Mark E. Leyerle          Director                                       March 24, 1997
---------------------------
Mark E. Leyerle

/s/ Edwin H. Knight          Director                                       March 24, 1997
---------------------------
Edwin H. Knight

/s/  Douglas C. Williamson   Director                                       March 24, 1997
---------------------------
Douglas C. Williamson

/s/ Christopher W. Roser     Director                                       March 24, 1997
---------------------------
Christopher W. Roser


                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

NORTH AMERICAN TECHNOLOGIES GROUP, INC.
 CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants............  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.. F-3 Consolidated Statements of Loss for the Years Ended
 December 31, 1996 and 1995...................................  F-4
Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 1996 and 1995.............................  F-5
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1996 and 1995...................................  F-6
Notes to Consolidated Financial Statements....................  F-7 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional working capital to develop and support its technologies and businesses until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or
(2) receives additional financing necessary to support the Company's working capital requirements. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 BDO Seidman, LLP



Houston, Texas
February 7, 1997, except
for Note 5(a), which
is as of March 14, 1997

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                                            1996          1995
                                                                        ------------  -------------
                         ASSETS
                        --------
Current Assets:
 Cash and cash equivalents..................................            $ 1,126,912   $    333,326
 Certificates of deposit....................................                     --        200,000
 Accounts receivables, less allowance for
   doubtful accounts of $125,000 and $34,000................                997,411        626,146
 Inventories (Note 4).......................................                585,615        329,902
 Prepaid expenses and other.................................                270,200        374,623
                                                                        -----------   ------------
   Total Current Assets.....................................              2,980,138      1,863,997
Notes Receivable (Note 5)...................................              1,374,843        248,967
Property and Equipment, Less Accumulated
 Depreciation (Notes 6 and 8)...............................              1,060,705      1,401,634
Patents and Purchased Technologies, Less Accumulated
 Amortization of $320,853 and $155,361......................              1,412,739      1,224,777
Goodwill, Less Accumulated Amortization of $264,890
 and $55,553................................................              2,991,293      2,576,481
Other Intangible Assets, Less Accumulated
 Amortization of $79,570 and $38,900........................                224,202        144,872
Other.......................................................                277,799        423,991
                                                                        -----------   ------------
                                                                        $10,321,719   $  7,884,719
                                                                        ===========   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     ---------------------------------------
Current Liabilities:
 Short-term borrowings (Note 7).............................            $        --   $  1,111,658
 Current maturities of long-term debt (Note 8)..............                 79,288        264,396
 Accounts payable...........................................                586,418        974,400
 Accrued expenses (Note 9)..................................                287,950        895,506
                                                                        -----------   ------------
   Total Current Liabilities................................                953,656      3,245,960
Long-term Debt, Less Current Maturities (Note 8)............                821,631      3,535,461
Minority Interest...........................................                     --         16,488
                                                                        -----------   ------------
   Total Liabilities........................................              1,775,287      6,797,909
                                                                        -----------   ------------
Commitments and Contingencies (Note 14)
Stockholders' Equity (Note 10):
 Convertible preferred stock, $.001 par value, 10,000,000
   shares authorized; 101,429 and 30 shares issued..........             10,765,447        750,000
 Common stock, $.001 par value, 100,000,000 shares
   authorized; 27,111,497 and 23,927,285 shares issued......                 27,114         23,927
 Additional paid-in capital.................................             23,809,619     20,270,015
 Accumulated deficit........................................            (25,902,116)   (19,794,812)
 Treasury stock, at cost, 450,000 shares....................                     --        (16,488)
 Less notes receivable for sale of stock....................               (153,632)      (145,832)
                                                                        -----------   ------------
   Total Stockholders' Equity...............................              8,546,432      1,086,810
                                                                        -----------   ------------
                                                                        $10,321,719   $  7,884,719
                                                                        ===========   ============

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                    1996          1995
                                                    ----          ----
Revenues (Note 17)............................  $ 4,494,257    $ 2,642,735
Cost of Revenues..............................    3,526,213      1,716,715
                                                -----------    -----------
   Gross Profit...............................      968,044        926,020

Selling, General and Administrative Expenses..    4,860,377      5,153,720
                                                -----------    -----------

   Operating Loss.............................   (3,892,333)    (4,227,700)
                                                -----------    -----------
Other Income (Expense):
 Interest income (Note 13)....................      163,280        354,665
 Interest expense (Note 9)....................     (260,289)      (157,725)
 Loss on sale of equipment and other assets...     (138,958)            --
 Loss on write-off of investment (Note 13)....           --     (3,084,729)
 Other........................................     (168,096)      (224,751)
                                                -----------    -----------

Total Other Expense...........................     (404,063)    (3,112,540)
                                                -----------    -----------
Net Loss......................................  $(4,296,396)   $(7,340,240)
                                                ===========    ===========
Net Loss Per Share (Notes 1 and 10)...........        $(.25)         $(.40)
                                                ===========    ===========
Weighted Average Number of Common
 Shares Outstanding...........................   24,264,695     18,199,474
                                                ===========    ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                         Preferred         Common Stock
                                                  -----------------------  -----------------------
                                                   Shares      Amount         Shares       Amount
                                                  --------  -------------  -------------  --------
BALANCE, December 31, 1994......................       80    $        --     18,692,489   $18,692
Interest on notes receivable from stockholders..       --             --             --        --
Sale of EET shares (401k) plan..................       --             --         12,343        12
Sale of common stock............................       --             --      3,009,280     3,010
Issuance of common stock upon conversion
 of series A, B and C convertible
 preferred stock................................      (80)            --        424,506       424
Issuance of common stock from treasury..........       --             --             --        --
Cancellation of treasury stock..................       --             --         (3,000)       (3)
Stock issued for compensation...................       --             --        125,000       125
Stock issued for purchase of GAIA...............       --             --      1,666,667     1,667
Issuance of Series D preferred stock............       30        750,000             --        --
Net loss for the year...........................       --             --             --        --
                                                  -------    -----------     ----------   -------
BALANCE, December 31, 1995......................       30        750,000     23,927,285    23,927
Sale of common stock............................       --             --        750,000       750
Stock issued for services.......................       --             --        363,488       364
Issuance of common stock upon conversion
 of convertible debt............................                                248,131       249
Sale of Series E and F preferred stock..........   65,550      7,800,000             --        --
Issuance of Series F preferred stock in
 exchange for notes payable surrendered.........   27,000      2,700,000             --        --
Issuance of common stock upon conversion
 of Series D and E preferred stock..............      (55)    (1,375,000)     2,690,522     2,692
Issuance of common stock to acquire
  minority interest of subsidiary...............       --             --      1,382,071     1,382
Issuance of preferred stock in
 lieu of cash dividends.........................    8,904        890,447             --        --
Cancellation of common and treasury stock.......       --             --     (2,250,000)   (2,250)
Costs associated with equity transactions.......       --             --             --        --
Interest on notes receivable from
 stockholders...................................       --             --             --        --
Dividends on preferred stock....................       --             --             --        --
Deemed dividends on preferred stock.............       --             --             --        --
Net loss for the year...........................       --             --             --        --
                                                  -------    -----------     ----------   -------
BALANCE, December 31, 1996......................  101,429    $10,765,447     27,111,497   $27,114
                                                  =======    ===========     ==========   =======



            Additional                            Treasury Stock            Notes
              Paid-In     Accumulated       ---------------------------   Receivable
              Capital       Deficit         Shares              Amount   Stockholder      Total
           -------------  ------------      ------             --------  ------------  ------------
            $17,613,667   $(12,454,572)      803,000          $(32,312)    $(138,032)  $ 5,007,443
                     --             --            --                --        (7,800)       (7,800)
                 12,285             --            --                --            --        12,297
              2,094,276             --            --                --            --     2,097,286


                  (424)             --            --                --            --            --
                     --             --      (350,000)           12,824            --        12,824
                (2,997)             --        (3,000)            3,000            --            --
                 54,875             --            --                --            --        55,000
                498,333             --            --                --            --       500,000
                     --             --            --                --            --       750,000
                     --     (7,340,240)           --                --            --    (7,340,240)
            -----------   ------------   -----------          --------     ---------   -----------
             20,270,015    (19,794,812)      450,000           (16,488)     (145,832)    1,086,810
                749,250             --            --                --            --       750,000
                274,636             --            --                --            --       275,000

                157,934             --            --                --            --       158,183
                     --             --            --                --            --     7,800,000

                     --             --            --                --            --     2,700,000

              1,372,308             --            --                --            --            --

                620,518             --            --                --            --       621,900

                     --       (890,447)           --                --            --            --
                  2,250             --      (450,000)           16,488            --        16,488
              (515,375)             --            --                --            --      (515,375)

                     --             --            --                --        (7,800)       (7,800)
                     --        (42,378)           --                --            --       (42,378)
                878,083       (878,083)           --                --            --            --
                     --     (4,296,396)           --                --            --    (4,296,396)
            -----------   ------------   -----------          --------     ---------   -----------
            $23,809,619   $(25,902,116)           --          $     --     $(153,632)  $ 8,546,432
            ===========   ============   ===========          ========     =========   ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              1996          1995
                                                          ------------  ------------
Cash flows from operating activities:
 Net loss...............................................  $(4,296,396)  $(7,340,240)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization.......................      638,908       283,884
    Loss on sale of equipment and other assets..........      138,958            --
    Equity in net loss of joint venture.................       90,869       231,712
    Provision for bad debts.............................       89,040        78,002
    Accrued interest on notes receivable, stockholders..       (7,800)       (7,800)
    Stock issued for services...........................      200,000        55,000
    Loss on write-off of note receivable................           --     3,084,729
    Changes in assets and liabilities, net of
     purchase of GAIA:
     Accounts receivable................................     (460,305)     (199,820)
     Inventories........................................     (216,850)     (248,401)
     Prepaid expenses and other current assets..........     (116,954)     (187,876)
     Other assets.......................................     (141,081)     (201,304)
     Accounts payable and accrued expenses..............     (912,353)      119,235
                                                          -----------   -----------
         Net cash used in operating activities..........   (4,993,964)   (4,332,879)
                                                          -----------   -----------
Cash flows from investing activities:
 Redemption (purchase) of certificates of deposit.......      200,000      (200,000)
 Increase in note receivable............................     (575,876)     (326,217)
 Purchase of businesses.................................           --    (2,297,914)
 Investment in joint venture............................           --      (210,829)
 Collection of notes receivable.........................           --       106,895
 Purchase of technology and patents.....................     (355,705)     (112,608)
 Payment for non-compete agreement......................     (120,000)     (105,000)
 Purchase of property and equipment.....................     (548,019)     (294,936)
 Cash received from sale of equipment and other assets..       85,000            --
                                                          -----------   -----------
       Net cash used in investing activities............   (1,314,600)   (3,440,609)
                                                          -----------   -----------
Cash flows from financing activities:
 Issuance of preferred stock............................    7,800,000       750,000
 Issuance of common stock...............................      750,000     2,109,583
 Issuance of note payable to stockholder................      250,000         6,698
 Repayment of notes payable and long-term debt..........   (1,410,596)     (456,151)
 Payment for costs of issuing equity....................     (244,876)           --
 Payment of preferred dividends.........................      (42,378)           --
 Issuance of notes payable and long-term debt...........           --     3,035,166
 Line of credit borrowings (repayments).................           --      (300,000)
 Redemption of preferred stock..........................           --      (305,000)
                                                          -----------   -----------
         Net cash provided by financing activities......    7,102,150     4,840,296
                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents....      793,586    (2,933,192)
Cash and cash equivalents, beginning of year............      333,326     3,266,518
                                                          -----------   -----------
Cash and cash equivalents, end of year..................  $ 1,126,912   $   333,326
                                                          ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

  The accompanying consolidated financial statements include the accounts of North American Technologies Group, Inc., ("NATK") and the accounts of subsidiaries in which the corporation directly or indirectly owns more than 50% of the voting stock as of the end of each year. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc., its subsidiaries and affiliates are referred to herein as the Company.

  During March and June 1995, the Company acquired 100% of the outstanding stock of EET, Inc. ("EET") and Industrial Pipe Fittings, Inc. ("IPF") which were accounted for as a pooling-of-interests (see Note 3(b)). In December 1995, the Company acquired certain assets of GAIA Technologies, Inc. and its affiliates (collectively "GAIA") (see Note 3(a)). In addition, in June 1996, the Company, through its wholly-owned subsidiary, Riserclad International, Inc. ("Riserclad"), acquired certain assets of MPT Services, Inc.

  NATK was incorporated on December 24, 1986, in the state of Delaware as Mail Boxes Coast to Coast (MBCC). Prior to March 1992, MBCC was a franchisee for Mail Boxes, Etc. USA, Inc. and from inception incurred significant operating losses. As a result, between March and June 1992, MBCC undertook a series of transactions that resulted in the disposition of all of the operating assets and liabilities of MBCC, and the acquisition of 58.7% of the outstanding common stock of North American Technologies, Inc. ("NAT"), a company engaged in developing technologies related to the environmental clean-up industry and reclamation of natural resources. For accounting purposes, NAT was considered the continuing entity, and the transactions were accounted for as a recapitalization of NAT followed by the issuance of new NAT shares of common stock for the net assets of MBCC.

  On January 29, 1993, MBCC changed its name to North American Technologies Group, Inc. On November 5, 1993, North American Technologies Group, Inc. acquired the remaining 41.3% minority interest of its subsidiary NAT (see Note
10). This transaction was recorded at book value of MBCC. Effective August 15, 1996, the Company acquired the remaining 11.1% minority interest of its subsidiary, North American Environmental Group, Inc. ("NAEG") (see Note 3(c)).

THE COMPANY

  The Company and its wholly-owned subsidiaries are engaged in the development, acquisition and application of technologies which management believes have applications in various industries. The Company through EET provides on-site decontamination of buildings and equipment contaminated with polycholorinated biphenyls, radioactive isotopes or other toxic materials utilizing EET's patented TechXTract system. IPF manufactures and distributes proprietary and standard transition products (custom pipe, pipe fittings and valves). GAIA manufactures and distributes porous pipes used for irrigation purposes and alternative building materials, such as air-conditioner condenser support pads ("A/C pads"), made from recycled rubber and thermoplastic. Riserclad reformulates and markets a corrosion protection system for steel structures in marine applications. All other wholly-owned or majority owned subsidiaries of the Company are not significant or are inactive.

INVENTORIES
  Inventories are valued at the lower of cost (first-in, first-out) or market. Costs includes material costs, direct labor, and applied overhead.

PATENTS, PURCHASED TECHNOLOGIES AND INTANGIBLE ASSETS

  Patents and purchased technologies are stated at cost, less accumulated amortization. Patent costs and purchased technologies are being amortized by the straight-line method over their remaining lives, ranging from two to sixteen years.

  Goodwill represents the excess of the purchase price over the fair market value of net assets received in business combinations accounted for by the purchase method. Goodwill is being amortized by the straight-line method over three to twenty years. The Company analyzes goodwill periodically to determine whether any impairment has occurred in the carrying value. Based upon the anticipated future undiscounted cash flows from operations, in the opinion of Company management, there has been no impairment.

  Other intangible assets are comprised of non-compete agreements and organization costs and are stated at cost, less accumulated amortization. The non-compete agreements are being amortized by the straight-line method over the life of the agreements, three to ten years. The organization costs are being amortized by the straight-line method over five years.

  In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of December 31, 1996 indicated there was no impairment to these assets' carrying values. Inherent in this analysis is an estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period. See Note 5(a).

INVESTMENT IN JOINT VENTURE

  The Company's investment in its 50% owned joint venture is accounted for using the equity method of accounting; whereby, the investment is carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses.

  At December 31, 1996 and 1995, the Company's investment in the joint venture totalled approximately $87,000 and $179,000, respectively, and its share of operating losses totalled approximately $91,000 and $232,000, respectively, for the years then ended. In December 31, 1995, the Company suspended any additional funding until the development of waste streams sufficient to justify further investment. As of December 31, 1996, the joint venture's operating activities consisted of leasing its equipment to a third party. For the years ended 1996 and 1995, the accompanying financial statements do not include separate condensed financial statements of the joint venture because the financial position and operating results of the joint venture are not material to the Company.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Property and equipment are stated at cost. Leasehold improvements are amortized over the term of the lease. Fixed assets are depreciated by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over their estimated useful lives, ranging from three to fifteen years.

INCOME TAXES

  Deferred taxes result from temporary differences between the financial statement and income tax basis of assets and liabilities (see Note 12). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.


RESEARCH AND DEVELOPMENT

  Expenditures for research and development of products and processes and for the operation of pilot projects are charged to expense as incurred. For the years ended December 31, 1996 and 1995, the company incurred research and development expenses totalling $263,936 and $595,771, respectively.

LOSS PER COMMON SHARE

  The loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the years ended December 31, 1996 and 1995, net loss applicable to common stockholders is as follows:

                                                            1996          1995
                                                        ------------  ------------
          Net loss....................................  $(4,296,396)  $(7,340,240)
          Dividends on preferred stock................     (932,825)           --
          Deemed dividends on preferred stock.........     (878,083)           --
                                                        -----------   -----------
          Net loss applicable to common stockholders..  $(6,107,304)  $(7,340,240)
                                                        ===========   ===========

REVENUE RECOGNITION

          Service revenues are recognized as services are performed. Such revenues also include the cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped.

STOCK OPTIONS AND WARRANTS

          The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows FASB Statement 123, "Accounting for Stock-Based Compensation."

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

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

          The Company's financial instruments include notes receivable and notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar credit risks and terms.

CONCENTRATION OF CREDIT RISK

          At December 31, 1996, the Company's cash in a financial institution exceeded the federally insured deposit limit by $935,776. The Company extends credit to its customers in various industries, including petrochemical, construction, mining, waterworks and environmental, and there is no concentration of credit risk.

RECLASSIFICATIONS

          Certain 1995 balances have been reclassified to conform to the 1996 financial statement presentation.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

          For the years ended December 31, 1996 and 1995, the Company incurred net losses of $4,296,396 and $7,340,240, respectively, and had an accumulated deficit of $25,902,116 at December 31, 1996. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and businesses until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support the Company's working capital requirements.

          Management is currently in negotiations with the existing holders of the Company's Series F convertible preferred stock ("Series F Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Series F Holders, through a new series of preferred stock, would fund before the end of April 1997, up to $1,850,000. In addition, the agreement would provide for additional funding in amounts and at times mutually agreed upon between the Company and the Series F Holders. The new series of preferred stock would have approximately the same terms as the Series F convertible preferred stock issued in 1996 (see Note 10), except that there would not be any warrants issued in connection with the transaction, and the conversion price would be based upon arms-length negotiations between the Company and the Series F Holders. As of February 7, 1997, no definitive agreement has been reached with the Series F Holders and there can be no assurance that the transaction will be completed or that the Series F Holders will approve subsequent fundings.

          To the extent that funds generated from operations, existing working capital resources and the proposed financing discussed above are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

          This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - ACQUISITIONS

          (a) On December 29, 1995, the Company acquired certain tangible and intangible assets of GAIA Technologies, Inc. and certain affiliates (collectively GAIA), for a total purchase price of $4,041,500, pursuant to the purchase agreement dated December 29, 1995. The purchase price was paid as follows: (1) $2,186,903 in cash; (2) a note payable of $1,050,000; (3) 1,666,667 shares of the Company's common stock; (4) assumption of $194,000 of liabilities; and (5) transaction costs totalling $111,011. Prior to the closing, the Company had advanced GAIA $1,881,400 under debt agreements bearing interest at 10%. At closing, the outstanding advances and accrued interest were forgiven as part of
the cash portion of the purchase price.   See Note 7 for terms of the note
payable portion of the purchase price. The agreement provides for royalty payments on certain products sold by the Company for a period of up to 15 years. The Company did not manufacture any products subject to the royalty provisions during the years ended December 31, 1996 and 1995.

          As part of the transaction, the Company granted to TieTek, Inc. ("TieTek") an exclusive license to develop the railroad crosstie business using certain patents and technologies purchased from GAIA and currently owned by the Company. TieTek is owned by three individuals, including one who is a former director of the Company and one who is an officer of the Company's subsidiary, GAIA. The Company has an exclusive right and option to purchase TieTek through 1998, if the Company satisfies certain funding obligations, as defined. The Company entered into a loan agreement to provide TieTek up to $1,500,000 to be used exclusively for the development of the crosstie technology. See Note 5 for the terms of the loan agreement.

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

                                           AMOUNT
                                         ----------
     Inventories.......................  $   17,249
     Accounts receivable...............       3,000
     Equipment.........................     865,384
     Patents and purchased technology..   1,000,000
     Goodwill..........................   2,155,867
                                         ----------
                                         $4,041,500
                                         ==========

     The operating results of GAIA are not included in the accompanying statements of loss for the year ended December 31, 1995, since the purchase occurred on December 29, 1995. The following pro forma summary presents the effect on the statements of loss for the year ended December 31, 1995, as if the purchase had occurred at the beginning of 1995, after giving effect to certain adjustments, including depreciation, amortization, interest expense and legal expense, penalties and other expense associated with liabilities not assumed.

                                                                1995
                                                                ----
     Revenues                                                $  2,869,000
                                                             ============
     Loss from continuing operations                         $(8,138,000)
                                                             ============
     Net loss                                                $(8,138,000)
                                                             ============
     Net loss per share                                      $       (.45)
                                                             =============

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

     (b) On March 7, 1995, the Company acquired EET, Inc. ("EET"), a Texas corporation, pursuant to an Agreement and Plan of Merger dated February 7, 1995. On June 30, 1995, the Company acquired Industrial Pipe Fittings, Inc. ("IPF"), a Texas corporation owned 50% by a director of the Company, pursuant to an Agreement and Plan of Merger dated June 22, 1995. To effect these acquisitions, the Company issued an aggregate of 3,070,729 shares of the Company's common stock and warrants (issued to replace EET's outstanding stock purchase warrants) to purchase up to 71,000 shares of the Company's common stock. The EET and IPF acquisitions were accounted for as poolings-of-interest.

     (c) Effective August 15, 1996, the Company acquired the outstanding minority interest of its subsidiary, North American Environmental Group, Inc. ("NAEG"), by merging it into another wholly-owned subsidiary. The 1,382,071 previously outstanding shares of NAEG were converted on a one-for-one basis into shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting, with the issuance by the Company of 1,382,071 shares of common stock for goodwill of $621,900, which will be amortized over a three-year period.

NOTE 4 - INVENTORIES

     At December 31, 1996 and 1995, inventories consisted of the following:

                                     1996      1995
                                    --------  --------
     Raw materials...............   $119,270  $ 40,938
     Work-in-process.............     15,271    11,796
     Finished goods..............    451,074   277,168
                                    --------  --------
                                    $585,615  $329,902
                                    ========  ========

NOTE 5 - NOTES RECEIVABLE

     At December 31, 1996 and 1995, notes receivable consisted of the following:

                                                            1996       1995
                                                         ----------  --------
     Note receivable from sale of equipment (a)........  $  550,000        --
     Note receivable from TieTek, a related party (b)..     764,843   219,592
     Other.............................................      60,000    29,375
                                                         ----------  --------
                                                         $1,374,843  $248,967
                                                         ==========  ========

     (a) In November 1996, GAIA sold the equipment used in the manufacture of A/C pads for $575,000 to its new toll manufacturing vendor located in Mississippi. As payment for the equipment, GAIA received cash of $25,000 and a note for $550,000. The note bears interest at 10% per annum, matures November 20, 2001 and is collateralized by equipment. The note provides for repayment through credits of $.25 and $1.00 per pad against the prices charged to GAIA for the A/C pads produced by the vendor. In addition, if the vendor fails to timely manufacture and deliver the products ordered by GAIA, an annual payment of $110,000 is required. Alternatively, if GAIA fails to purchase a minimum of 36,000 pads during each consecutive six month period during the term of the agreement, GAIA will allow a reduction of $12.00 for each pad below the required purchase quantity. All unpaid principal and interest is due November 2001. A loss of approximately $50,000 relating to previously capitalized installation costs was recorded on the sale of this equipment.

     In January and February 1997, the vendor in Mississippi has produced and shipped A/C pads pursuant to this agreement. However, the vendor has experienced financial difficulties which has caused a concern by the Company as to the vendor's ability to manufacture the A/C pads over the long-term. To address these concerns, the Company obtained a financial commitment from a related party of this vendor to ensure that 25,000 pads would be produced by an alternate supplier under the pricing terms of the original agreement. Production of these 25,000 pads, which began in March 1997, will provide sufficient quantities to meet shipments for 60 to 90 days and will provide credits to the note receivable pursuant to the terms of the original agreement.

     The Company at this time is continuing to explore its options regarding the future manufacturing arrangements for this product. The existing vendor is attempting to obtain the necessary funding to overcome its financial difficulties. In addition, the Company has had preliminary discussions with one company and inquiries from two others, regarding an assumption of the responsibilities of the toll manufacturer's agreement or a purchase of the A/C pad business. These preliminary discussions indicate that the asset values, as discussed below, reflected in the Company's financial statements at December 31, 1996, relating to the A/C pad business would not be impaired. As of March 14, 1997, however, no formal agreement had been reached, nor can any assurance be made that a final agreement will be reached. The Company believes that a timely resolution of this issue can be achieved without interruption of production capacity. However, if the resolution of this issue becomes delayed, there may be an interruption of production, and therefore revenues, in the short-term.

     The Company currently has a secured note receivable for $550,000 relating to A/C pad equipment, which has been classified as long-term in the accompanying financial statements. In addition, at December 31, 1996, the Company had approximately $2,997,000 net of accumulated amortization, in patents, purchased technologies and goodwill that relates to all of the product lines of GAIA (A/C pads, porous pipe and the TieTek purchase option). In the event: a) the existing toll manufacturing vendor for A/C pads is unable to obtain additional financing; or b) the Company is unable to complete a transaction whereby another vendor would either assume the responsibilities and privileges of the existing toll agreement or purchase the A/C pad business, it is reasonably likely that an impairment of a portion of these assets may occur in the near term. Management would use its judgment at that time to determine the amount of such impairment, and the appropriate adjustment would be made and recorded in continuing operations for that period. The amount of such non-cash adjustment, given the uncertainty of future events, cannot be estimated at this time; however, it is possible that such an impairment could be material to the operating results and financial position of the Company.

     (b) On December 29, 1995, the Company, in association with the acquisition of GAIA (see Note 3(a)), has provided TieTek with a credit facility that allows TieTek to borrow a maximum of $1,500,000 to be used exclusively for the development of the crosstie technology. The loan bears interest at 10% and is due two years after the earlier of (1) the date the Company provides notice that they will not exercise their option or (2) the expiration of the option period. The loan is collateralized by TieTek's assets, capital stock and 666,667 shares of the Company's common stock issued for the purchase of GAIA.

NOTE 6 - PROPERTY AND EQUIPMENT

     At December 31, 1996 and 1995, major classes of property and equipment consist of:


                                             1996         1995
                                          ----------   -----------
 Machinery and equipment...............   $1,141,556   $1,433,223
 Automobiles...........................       81,232       81,232
 Furniture and fixtures................      182,120      110,387
 Leasehold improvements................       30,955       49,032
                                          ----------   ----------
                                           1,435,863    1,673,874
 Less:  Accumulated
  depreciation.........................     (375,158)    (272,240)
                                          ----------   ----------
                                          $1,060,705   $1,401,634
                                          ==========   ==========


NOTE 7 - SHORT-TERM BORROWINGS

        At December 31, 1996 and 1995, short-term borrowing were as follows:


                                   1996         1995
                             ----------   ----------
  12% note payable, due
   April 1996 (a)..........  $       --   $1,050,000
  Other....................          --       61,658
                             ----------   ----------
                             $       --   $1,111,658
                             ==========   ==========


(a) The Company issued the note payable in association with the purchase of GAIA (see Note 3(a)). The note was due April 1996, including interest at 12%, and was paid in full upon the issuance of the Series F convertible preferred stock in April 1996 (see Note 10).

     The Company's weighted average short-term borrowing rate for the years ended December 31, 1996 and 1995 were 11.8% and 10.2%, respectively.


NOTE 8 - LONG-TERM DEBT

     At December 31, 1996 and 1995, long-term debt is as follows:

                                                               1996          1995
                                                           ------------  ------------
13.5% convertible subordinated debentures
  due September 2000 (a)...............................     $       --    $2,700,000
12% convertible note payable, due
  January 1996 (b).....................................             --       150,000
Convertible debenture, prime rate plus 2%,
  paid June 1996.......................................             --       250,000
8% convertible debenture, due August
  1999 (c).............................................        500,000       500,000
12% note payable to officer and director, due
  January 31, 1997 (d).................................        120,000       120,000
13%, note payable to officer and director, due
  January 1999 (e).....................................        215,458            --
Other..................................................         65,461        79,857
                                                             ---------   -----------
                                                               900,919     3,799,857
Less current maturities................................        (79,288)     (264,396)
                                                             ---------   -----------
                                                             $ 821,631    $3,535,461
                                                             =========   ===========

     (a) In September 1995, the Company borrowed $2,700,000 from issuance of convertible subordinated debentures and stock warrants to acquire 2,700,000 shares of the Company's common stock at an exercise price of $1 per share. As part of the closing on the Series F preferred stock in April 1996, the holders of the subordinated debentures converted the $2,700,000 principal balance of their notes into 27,000 shares of Series F convertible preferred stock.
Interest on the subordinated debentures through the closing of $198,000 was paid prior to the conversion (see Note 10).

     (b) In January 1996, the note payable and accrued interest was converted into 248,131 shares of the Company's common stock in accordance with the original terms of the agreement. Accordingly, the note was classified as long-term at December 31, 1995.

     (c) In August 1994, the Company borrowed $500,000, bearing interest at 8% per annum, from an individual lender. The loan matures in August 1999. The Company may prepay the loan with a penalty amounting to 2% of the principal balance for each year the prepayment precedes the scheduled maturity date. The loan is convertible into shares of the Company's common stock at $1.50 per share, which exceeded the fair market value at the date of the agreement. However, if the Company elects to prepay the loan when the market price is below $1.50 per share, the lender has the option to convert the loan into shares of common stock at a 15% discount from the then-current market price.

     (d) The note payable to an officer and director of the Company is unsecured, bears interest at 12% payable monthly, and is due on January 31, 1997. At January 31, 1997, the note was renewed whereby $20,000 is due April
1997 with the remaining balance due January 31, 1998.   Accordingly, at December
31, 1996 $100,000 of the note has been reclassified as long-term.

     (e) In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a promissory note. The note bears interest at 13%, requires monthly payments of $5,700, matures January 1999 and is collateralized by equipment. Proceeds from the note were used to purchase equipment.

NOTE 9 - RELATED PARTY TRANSACTIONS

     On June 30, 1995, the Company acquired IPF, a company owned 50% by a director of the Company, by issuance of 1,300,000 shares of the Company's common stock (see Note 3(b)).

     At December 31, 1995, the Company had accrued $250,000 in settlement of the former Chairman of the Board's five-year employment agreement. The settlement was paid during 1996. From July 1995 through December 1995, the former Chairman was a consultant to the Company and was paid $15,000 a month.

     Interest expense incurred on notes payable to an officer and director of the Company totalled approximately $45,000 and $9,100 for the years ended December 31, 1996 and 1995, respectively (see Note 8).

     Simultaneously, with the purchase of GAIA, certain former officers of GAIA became officers of the Company. In addition, the former stockholders of GAIA have the right to select an individual as director of the Company. See Notes 7 and 3(a), for note payable and other transactions with GAIA in association with the purchase of certain assets.

NOTE 10-- STOCKHOLDERS' EQUITY

Series A, B and C Preferred Stock

     During 1994, the Company issued 220 shares of Series A convertible preferred stock ("Series A") for net proceeds totalling $2,024,000. Each share of Series A was convertible into the Company's common stock at a conversion rate equal to $10,000 divided by 77% of the closing bid price of the Company's common stock on the conversion date, per share. During 1994, Series A holders elected to convert 170 shares for 1,219,751 shares of the Company's common stock. In 1994, as an inducement not to convert any further Series A shares, the Company issued 15 shares of Series B and C convertible preferred stock to the holders of the Series A shares. The Series B and C preferred stock were issued with conversion terms identical to those of the Series A. The Company realized no proceeds from the issuance of the Series B and C preferred shares. During 1995, all remaining Series A, B and C preferred stock were converted into 424,506 shares of the Company's common stock.

Series D Preferred Stock

     On December 28, 1995, the Company issued 30 shares of Series D convertible preferred stock ("Series D") for $750,000. The Series D holders are entitled to quarterly cumulative dividends totalling $3,750 per year per share of preferred stock and certain liquidation preferences. During 1996, the Series D shares were converted into 1,249,313 shares of the Company's common stock. The Company paid dividends on the Series D shares during 1996 totalling $35,994.

Series E Preferred Stock

     In February and March 1996, the Company issued 50 shares of Series E convertible preferred stock ("Series E") for proceeds of $1,250,000. The Series E holders have certain liquidation preferences, and are not entitled to any dividends. At the option of the Series E holders, the preferred stock may be converted into the Company's common stock using a conversion rate computed as the lesser of (a) a calculated value utilizing a discount to the market price, as defined or (b) $1.50 per share. During 1996, 25 Series E shares were converted into 1,441,209 shares of the Company's common stock. In February 1997 through May 1997, the remaining Series E shares will become available for conversion. In addition, the Company at its option may redeem any of the Series E preferred stock still outstanding on or after February 16, 1999 at $25,000 per share.

Series F Preferred Stock

     In April and May 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F") and stock purchase warrants to purchase 9,250,000 shares of the Company's common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 6,550,000 Series F Warrants. The remaining 27,000 Series F shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of the 13.5% convertible subordinated debentures and the warrants (see Note 8(a)). The Series F Warrants were issued with an original exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004. As of December 31, 1996, the adjusted exercise price was $.95 per share.

     Dividends accrue on the Series F shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments during the first three years, in which case, each holder may elect to either: (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or; (ii) receive payment of the dividend in the form of additional Series F shares. During 1996, the Company paid dividends on Series F shares totalling $896,831, of which $890,447 was paid by issuance of 8904 shares of Series F preferred stock and $6,384 in cash.

     The holders of the Series F shares have certain liquidation preferences. The Series F shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 per share. As of December 31, 1996, the adjusted conversion rate was $.95 per share. On or after April 8, 2001, the Series F shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price, as defined.
Subject to certain conversion rights, the Company may redeem the Series F shares at a face value on or after April 8, 2004.

     Each Series F share entitles the holder to voting privileges equal to the number of shares of common stock into which such Series F share may be converted from time to time. In addition, the Company agreed to cause its Board of Directors to be increased to nine positions, four of which may be filled by nominees selected by the holders of the Series F shares.

     The preferred stock purchase agreement and the certificate of designation for the Series F shares contain certain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the applicable conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control the remedies allow the Series F holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

Other Preferred Stock

     During 1995, 3,500 shares of $3.50 convertible preferred stock of the Company's majority-owned subsidiary 522728 Alberta, Ltd. were converted into 350,000 shares of the Company's common stock which was issued from treasury stock.

Deemed Dividends on Series D and E Preferred Stock

     As a result of the conversion privilege and certain other terms of the Series D and E shares, on issuance of the Series D and E shares the Company incurred deemed (non-cash) dividends totalling $1,135,323. The deemed dividends are computed by taking the difference between the discount to market conversion rate, as defined, and the per share market price of the Company's common stock on the date of the preferred stock issuance. The Company records the non-cash deemed dividend on a pro-rata basis over the conversion period, only impacting the loss per share calculation (see Note 1). During the year ended December 31, 1996, the Company recognized deemed dividends totalling $878,083, with the remaining to be recognized in the first and second quarters of 1997.

Common Stock

     In association with the Company's purchase in 1993, of the remaining minority interest of its subsidiary, North American Technologies, Inc., 3,425,000 shares were issued subject to certain escrow provisions. The provisions relating to these shares were not met, and 1,625,000 and 1,800,000 shares were retired effective December 31, 1994 and 1996, respectively. These shares were treated as contingent shares, and accordingly, have been excluded from weighted average shares in the computation of loss per common share.

     At December 31, 1996, the Company had common stock reserved for future issuance as follows:

                                                    SHARES
                                                  ----------
     Conversion of convertible debt...........       333,333
     Conversion of preferred stock............    12,200,000
     Stock options outstanding................     4,225,000
     Stock warrants outstanding...............    12,778,916
                                                  ----------
                                                  29,537,249
                                                  ==========

NOTE 11 - STOCK OPTIONS AND WARRANTS

     The Company has not adopted a formal stock option plan, however, as of December 31, 1996, by approval of the Board of Directors, the Company has granted the following stock options; approximately 3,350,000 options to directors, who are also employees, officers and employees and approximately 875,000 options to consultants and in connection with the financing transactions. In addition, the Company had issued stock warrants totalling 12,778,916 primarily in connection with financing transactions.

     The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees". During the years ended December 31, 1996 and 1995, all options issued to directors, who are also employees, officers and employees were granted at an exercise price which equalled or exceeded the market price per share at date of grant, accordingly, no compensation was recorded.

     Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of FASB Statement 123, "Accounting for Stock-Based Compensation". This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995 as follows: dividend yield of 0% for all years; expected volatility ranging from 67.59% to 94.78%; risk-free interest rates ranging from 5.21% to 7.14%; and expected lives ranging from 3.67 to 4.5 years.

     Under the accounting provisions of FASB Statement 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                   1996              1995
                                -----------       ------------
Net loss applicable to
  common stockholders
 As reported..................  (6,107,304)       $(7,340,240)
                                ----------        -----------
 Pro forma....................  (7,039,304)       $(7,340,240)
                                ----------        -----------
Loss per share
 As reported..................        (.25)       $      (.40)
                                ----------        -----------
 Pro forma....................        (.29)       $      (.40)
                                ----------        -----------

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB Statement 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1995 and 1996.

     A summary of the status of the Company's stock options to employees as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                                                                             1996                     1995
                                                                                    ------------------------  ----------------------

                                                                                                  Weighted-                Weighted-
                                                                                                   Average                  Average
                                                                                                   Exercise                Exercise
                                                                                       Shares       Price       Shares       Price
                                                                                    ------------  ----------  -----------  ---------

Outstanding at beginning of year..................................................    3,550,000       $1.99     1,100,000      $1.25

Granted...........................................................................      200,000        2.50     2,450,000       2.32

Exercised.........................................................................           --          --            --         --

Forfeited.........................................................................     (400,000)       1.25            --         --

                                                                                      ---------       -----     ---------  ---------

Outstanding at end of year........................................................    3,350,000       $2.10     3,550,000      $1.99

                                                                                      =========       =====     =========  =========

Options exercisable at year-end...................................................    1,442,500       $1.69       720,000      $1.25

                                                                                      =========       =====     =========  =========

Weighted-average fair value of options
 granted during the year..........................................................                    $ .46                    $1.36

                                                                                                      =====                =========


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                     Weighted
                                      Average
                                    Remaining
                     Number         Contractual           Number
  Exercise        Outstanding          Life            Exercisable
   Price          at 12/31/96        (Years)           at 12/31/96
 ---------       -------------     -------------      --------------
   $1.00            300,000            5.25              300,000
   $1.25            700,000            4.86              580,000
   $2.50          2,350,000            7.54              562,500


     For the year ended December 31, 1996, in accordance with FASB Statement 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

     In connection with the options granted to consultants and in connection with debt issuances, the Company has 875,000 options outstanding at December 31, 1996, of which 775,000 are exercisable at December 31, 1996. These options have exercise prices ranging from $.75 to $2.50 and expire from September 1997 to September 1999. Of these options outstanding, 150,000 were granted to consultants for services rendered during the year ended December 31, 1996, with minimal compensation expense recorded based on the fair value of the options at the grant date as calculated using the Black-Scholes option-pricing model.

     In connection with the stock warrants issued primarily in connection with financing transactions, the Company has 12,778,916 stock warrants outstanding at December 31, 1996, of which all are currently exercisable. These warrants have at prices that range from $.75 to $6.00 per share, which equaled or exceeded the market price per share at the date of grant, and expire through the year 2004.

NOTE 12 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The components of deferred income tax assets at December 31, 1996 and 1995, were as follows:


  DECEMBER 31,                                1996             1995
-----------------------------------           -----            -----
Deferred tax assets
  Net operating loss carryforward..       $ 5,403,000       $ 3,886,000
  Bad debt reserves................         1,084,000         1,076,000
  Other............................           252,000           125,000
                                            ---------         ---------
Gross deferred tax assets..........         6,739,000         5,087,000
Valuation allowance................        (6,739,000)       (5,087,000)
                                          -----------       -----------
Net deferred tax assets............       $        --       $        --
                                          ===========       ===========

         At December 31, 1996 and 1995, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes totalling approximately $15,891,000 which, if not utilized, will expire as follows:

     YEAR
     ENDED
 DECEMBER 31,                            AMOUNT
--------------                         -----------
1999..............................     $   162,000
2000..............................          32,000
2001..............................         102,000
2002..............................         391,000
2003..............................         376,000
2004..............................         457,000
2005..............................         169,000
2006..............................         559,000
2007..............................         462,000
2008..............................       1,669,000
2009..............................       3,125,000
2010..............................       3,925,000
2011..............................       4,462,000
                                       -----------
                                       $15,891,000
                                       ===========


          The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.

NOTE 13 - LOSS ON INVESTMENT

          Effective December 31, 1994, the Company renegotiated the terms of a note receivable from Euro Scotia Funding Limited ("ESF"), which arose from prior transactions with ESF. At December 31, 1994, the face value of the note plus accrued interest receivable totalled $3,278,857. Under the new agreement, ESF was to repay the note in ten semi-annual installments of $327,885, plus interest at 10% per annum, commencing July 1, 1995. ESF elected, as permitted under the agreement, to prepay as of December 31, 1994 the earliest payments using the amounts owed to it by the Company for borrowings under the line of credit agreement and for services rendered. At December 31, 1994, the borrowings under the line of credit plus accrued interest payable totalled $356,473, and amounts owed to ESF for services totalled $121,621, for a net balance due from ESF of $2,800,763.

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

          The Company has made a demand for payment of the ESF note and has consulted with counsel regarding its legal remedies against ESF and others involved with the transaction. In the event the Company pursues its claim against ESF or others in the future by participating in legal proceedings, there is the possibility that the Company may be required to defend any related actions which might be brought against the Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          The Company rents equipment and office space under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 1996 and 1995 totalled approximately $237,000 and $168,000, respectively.

          Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:


  YEAR ENDING DECEMBER 31,                 AMOUNT
  ------------------------                 -------
         1997.........................    $170,000
         1998.........................     126,000
         1999.........................     126,000
         2000.........................      94,000
                                          --------
                                          $516,000
                                          ========

         At December 31, 1996, the Company had employment contracts that provide for payments of approximately $930,000 annually through 1999.

         GAIA has a manufacturing agreement with a vendor for the production of its A/C pads and its porous pipe. The A/C pad agreement provides that GAIA will purchase a minimum of 36,000 pads in each consecutive six month period. If GAIA fails to do so, a credit of $12.00 per pad below the required purchase quantity is allowed against the vendor's note owed to GAIA (see Note 5).

         In association with the purchase of certain assets of MPT Services, Inc., the Company entered into a royalty agreement whereby the Company is obligated to pay a royalty equal to 10% of gross profits in excess of certain levels, as defined by the agreement, through the year 2000. Thereafter, the Company is obligated to pay royalties equal to 5% of earnings before income taxes, as defined, through the year 2014. During the year ended December 31, 1996, the Company accrued royalties totalling approximately $9,000.

         In November 1988, a suit was filed against MBCC, the predecessor to the Company, by a former franchisee. The plaintiff alleged that the Company failed to provide the plaintiff with an offering prospectus and made false representations. The suit claims damages in excess of $425,000. The court recently granted the Company's motion to dismiss the action based upon the plaintiff's failure to prosecute the action. The plaintiff responded by filing a motion to reinstate the action, which is now before the court, and also by filing a Notice of Appeal. The Company intends to vigorously defend itself against this action.

         In July 1993, an individual brought action against North American Gold Corp. (the predecessor to NAT) and a brokerage firm for the conveyance of 150,000 shares of North American Gold Corp. at $.50 per share or alternatively, for damages and attorney fees. The claim is based upon a letter dated July 17, 1991, purportedly signed by the president of the brokerage firm named in the suit. Discovery is ongoing, and management cannot evaluate the Company's exposure at this time. The Company intends to vigorously defend itself against this action.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the years ended December 31, 1996 and 1995, the Company paid interest totalling approximately $378,000 and $25,000, respectively.

         During the year ended December 31, 1996, the Company had the following non-cash transactions:

      (a) The Company transferred property and equipment with a net book value of $38,863 to inventory.

      (b) The Company sold equipment with a net book value of $626,676 for cash of $25,000 and a note of $550,000.

      (c) The Company issued 1,382,071 shares of its common stock for the outstanding minority interest of NAEG and recorded goodwill totalling $621,900. In association with the transaction, the Company reclassified deferred offering costs totalling $221,377 incurred prior to the year ended December 31, 1995 to additional paid-in capital.

      (d) The Company issued 363,488 shares of its common stock, of which 100,000 shares were in payment of accrued liabilities at December 31, 1995 totalling $75,000 and 263,488 shares issued for services provided during 1996, totalling $200,000.

      (e) The holder of a $150,000 note payable converted the note and accrued interest totalling $8,185 into 248,131 shares of the Company's common stock.

      (f) The holders of the 13.5% convertible subordinated debentures totalling $2,700,000 surrendered their notes in exchange for 27,000 of the Company's Series F shares. In association with this transaction, net deferred offering costs totalling $49,122 were reclassified to additional paid-in capital.

      (g) The company cancelled 1,800,000 shares of common stock that were held in escrow at December 31, 1995.

      (h) The holders of Series D and E shares totalling 30 and 25 shares, respectively, with original face values totalling $1,375,000, converted their holdings into 1,249,313 and 1,441,209 shares of the Company's common stock.

      (i) The Company issued 8,904 Series F shares in payment of dividends totalling $890,447.

      (j) The Company cancelled 450,000 shares of treasury stock that was recorded as minority interest at December 31, 1995.

         During the year ended December 31, 1995, the Company had the following non-cash transactions:

      (a) The Company issued shares of common stock for the acquisition of EET and IPF totalling 3,070,729. These acquisitions have been accounted for as pooling-of-interests (see Note 3(b)). Accordingly, these non-cash transactions have been recorded in the years the acquired companies were organized due to the restatement of the Company's consolidated financial statement prior to the year ended 1995.

      (b) In association with the purchase of GAIA, the Company issued 1,666,667 shares of common stock, issued debt of $1,050,000 and assumed liabilities of $194,000.

      (c) The Company contributed equipment with a book value totalling $200,000 to a 50% owned joint venture.

      (d) The Company issued 125,000 shares of the Company's common stock for services provided totalling $55,000.

NOTE 16 - BUSINESS SEGMENTS

         The Company has two reportable business segments, as noted below:

     Environmental Group: Environmental services and energy resource reclamation, including enzyme processes, mechanical systems and bioremedial technologies.

     Manufacturing and Distribution Group: Manufactures and distributes proprietary and standard products (custom pipe, pipe fittings and valves). Manufactures and distributes porous pipe, wood substitution and alternative building materials made from recycled rubber and thermoplastics.
     Formulates and markets corrosion protection systems for steel structures in marine applications.


                                                  1996           1995
                                              -------------  -------------
     Revenues from unaffiliated customers:
       Environmental........................   $ 1,270,259    $ 1,725,384
       Manufacturing and Distribution.......     3,223,998        917,351
                                               -----------    -----------
         Total revenues.....................   $ 4,494,257    $ 2,642,735
                                               ===========    ===========
     Operating loss:
       Environmental........................   $  (780,599)   $(1,943,874)
       Manufacturing and Distribution.......    (1,075,441)        (4,088)
       Other................................    (2,036,293)    (2,279,738)
                                               -----------    -----------
         Total operating loss...............   $(3,892,333)   $(4,227,700)
                                               ===========    ===========

                                                      DECEMBER 31,
                                              ---------------------------
                                                  1996            1995
                                               -----------    -----------
     Identifiable assets:
       Environmental........................   $ 2,051,735    $ 1,827,628
       Manufacturing and Distribution.......     7,114,584      5,012,144
       Other................................     1,155,400      1,044,947
                                               -----------    -----------

                                               $10,321,719    $ 7,884,719
                                               ===========    ===========


                                                  1996            1995
                                               -----------    -----------
     Capital expenditures:
       Environmental........................   $     2,103    $   150,297
       Manufacturing and distribution.......       516,095        991,004
       Other................................        29,821         19,019
                                               -----------    -----------

                                               $   548,019    $ 1,160,320
                                               ===========    ===========

     Depreciation and amortization:
       Environmental........................   $   311,779    $   230,851
       Manufacturing and Distribution.......       312,139         27,236
       Other................................        14,990         25,797
                                               -----------    -----------

                                               $   638,908    $   283,884
                                               ===========    ===========

NOTE 17-- FOREIGN SALES

     Export sales by the manufacturing and distribution group to foreign countries totalled $985,000 for the year ended December 31, 1996, of which approximately $415,000, $293,000 and $277,000 were to Kuwait, Nigeria and other foreign countries, respectively. Export sales for 1995 were less than 10% of net sales.