Form 10QSB
period 1997-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1997-05-02
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X       No
                                                               ---     ___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ________    No ________

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 28,102,618 common shares outstanding as of April 30, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes              No     X
    ---------       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                    Page No.
                                                                    --------
PART I. FINANCIAL INFORMATION:

    ITEM 1.   FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                                      3
        March 31, 1997 (unaudited) and December 31, 1996

      Consolidated Statements of Loss                                  4
        Three months ended March 31, 1997 and 1996 (unaudited)

      Consolidated Statements of Stockholders' Equity                  5
        Three months ended March 31, 1997 and 1996 (unaudited)

      Consolidated Statements of Cash Flows                            6
        Three months ended March 31, 1997 and 1996 (unaudited)

      Notes to Consolidated Financial Statements                       7

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                  9
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                       12

    ITEM 2.   CHANGES IN SECURITIES                                   12

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                         13

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     13

    ITEM 5.   OTHER INFORMATION                                       14

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                    MARCH 31        DEC. 31
                                                                      1997           1996
                                                                    UNAUDITED       AUDITED
                                                                  -------------  -------------
                                ASSETS
                                ------
Current Assets:
 Cash and cash equivalents......................................  $  1,965,334   $  1,126,912
 Accounts receivable, less allowance for
  doubtful accounts of $131,062 and $125,000....................     1,175,621        997,411
 Inventories....................................................       588,386        585,615
 Prepaid expenses and other.....................................       351,467        270,200
                                                                  ------------   ------------
  Total Current Assets..........................................     4,080,808      2,980,138

Notes receivable................................................     1,497,202      1,374,843

Property and equipment, less accumulated depreciation of
 $404,842 and $375,158..........................................     1,020,681      1,060,705

Patents and purchased technologies, less accumulated
 amortization of $365,027 and $320,853..........................     1,371,552      1,412,739

Goodwill, less accumulated amortization of $349,617
 and $264,890...................................................     2,906,566      2,991,293

Other intangible assets, less accumulated
 amortization of $91,448 and $79,570............................       212,324        224,202

Other...........................................................       233,213        277,799
                                                                  ------------   ------------
                                                                  $ 11,322,346   $ 10,321,719
                                                                  ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities:
 Current maturities of long-term debt...........................       181,500         79,288
 Accounts Payable...............................................       479,384        586,418
 Accrued expenses...............................................       455,546        287,950
                                                                  ------------   ------------
  Total current liabilities.....................................     1,116,430        953,656

Long-term debt, less current maturities.........................       701,280        821,631
                                                                  ------------   ------------
  Total Liabilities.............................................     1,817,710      1,775,287
                                                                  ------------   ------------
Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 117,817 and 101,429 shares issued.................    12,105,447     10,765,447
 Common stock, $.001 par value, 100,000,000 shares authorized;
  28,102,618 and 27,111,497 shares issued.......................        28,105         27,114
 Additional paid-in capital.....................................    24,394,010     23,809,619
 Deficit........................................................   (26,867,344)   (25,902,116)
 Less notes receivable for sale of stock........................      (155,582)      (153,632)
                                                                  ------------   ------------
  Total Stockholders' Equity....................................     9,504,636      8,546,432
                                                                  ------------   ------------
                                                                  $ 11,322,346   $ 10,321,719
                                                                  ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   UNAUDITED


                                                        THREE MONTHS ENDED
                                                --------------------------------
                                                     MARCH 31         MARCH 31
                                                       1997             1996
                                                -------------------  -----------
Revenues......................................          $1,173,455   $  862,999

Cost of revenues..............................            (727,581)    (595,854)
                                                        ----------   ----------

     Gross profit.............................             445,874      267,145

Selling, general and administrative expenses..           1,121,920    1,064,306
                                                        ----------   ----------

     Operating loss...........................            (676,046)    (797,161)

Other Income (Expense):
    Interest income...........................              31,316       16,335
    Interest expense..........................             (24,997)    (162,303)
    Other.....................................             (10,119)       6,291
                                                        ----------   ----------

Total Other Income (Expense)..................              (3,800)    (139,677)
                                                        ----------   ----------

Net Loss......................................          $ (679,846)  $ (936,838)
                                                        ==========   ==========


Net Loss Per Share............................          $     (.04)  $     (.04)
                                                        ==========   ==========

Weighted average number of common shares
 outstanding..................................          27,551,995   22,301,669
                                                        ==========   ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   UNAUDITED


                                      Preferred              Common Stock         Additional                     Treasury Stock
                                --------------------      --------------------      Paid-In                    -------------------
                                 Shares      Amount        Shares      Amount       Capital        Deficit      Shares     Amount
                                -------    ---------      --------    --------    ------------   ------------  --------   --------
Balance December 31, 1996       101,429   $ 10,765,447   27,111,497   $ 27,114    $ 23,809,619   $(25,902,116)       -           -

Issuance of common stock
 upon conversion of Series
 E preferred stock                  (12)      (300,000)     991,121        991         299,009              -        -           -

Issuance of Series G
 preferred stock                 16,400      1,640,000            -          -               -              -        -           -

Interest on notes receivable
 from stockholders                    -              -            -          -               -              -        -           -

Deemed dividends on preferred
 stock                                -              -            -          -         285,382       (285,382)       -           -

Net loss for the period               -              -            -          -               -       (679,846)       -           -
                                -------   ------------   ----------   --------    ------------   ------------  -------    --------
Balance March 31, 1997          117,817   $ 12,105,447   28,102,618   $ 28,105    $ 24,394,010   $(26,867,344)       -           -
                                =======   ============   ==========   ========    ============   ============  =======    ========

Balance December 31, 1995            30   $    750,000   23,927,285   $ 23,927    $ 20,270,015   $(19,794,812) 450,000    $(16,488)

Stock issued for services
 or settlement of liability           -              -      300,000        300         223,610              -        -           -

Issuance of common stock upon
 conversion of convertible note
 and accrued interest thereon         -              -      248,131        249         157,935              -        -           -

Issuance of common stock upon
 conversion of 10 shares of
 Series D preferred stock           (10)      (250,000)     414,800        415         249,585              -        -           -

Issuance of Series E preferred
 stock                               50      1,218,750            -          -               -              -        -           -

Interest on notes receivable
 from stockholders                    -              -            -          -               -              -        -           -

Net loss for the period               -              -            -          -               -       (936,838)       -           -
                                -------   ------------   ----------   --------    ------------   ------------  -------    --------
Balance March 31, 1996               70   $  1,718,750   24,890,216   $ 24,891    $ 20,901,145   $(20,731,650) 450,000    $(16,488)
                                =======   ============   ==========   ========    ============   ============  =======    ========


                                            Notes
                                         Receivable
                                         Stockholder      Total
                                        ------------   ------------
Balance December 31, 1996               $   (153,632)  $  8,546,432

Issuance of common stock
 upon conversion of Series
 E preferred stock                                 -              -

Issuance of Series G
 preferred stock                                   -      1,640,000

Interest on notes receivable
 from stockholders                            (1,950)        (1,950)

Deemed dividends on preferred
 stock                                             -              -

Net loss for the period                            -       (679,846)
                                        ------------   ------------
Balance March 31, 1997                  $   (155,582)  $  9,504,636
                                        ============   ============

Balance December 31, 1995               $   (145,832)  $  1,086,810

Stock issued for services
 or settlement of liability                        -        223,910

Issuance of common stock upon
 conversion of convertible note
 and accrued interest thereon                      -        158,184

Issuance of common stock upon
 conversion of 10 shares of
 Series D preferred stock                          -              -

Issuance of Series E preferred
 stock                                             -      1,218,750

Interest on notes receivable
 from stockholders                            (1,950)        (1,950)

Net loss for the period                            -       (936,838)
                                        ------------   ------------
Balance March 31, 1996                  $   (147,782)  $  1,748,866
                                        ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                   UNAUDITED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    MAR. 31                  MAR. 31
                                                                      1997                     1996
                                                                  -----------             -----------
Net cash used in operating activities.........................    $ (653,783)             $(1,058,402)
                                                                  ----------              -----------
Cash flows from investing activities:
  Increase in note receivable.................................      (122,359)                (190,232)
  Payment of patent costs.....................................        (2,987)                 (10,042)
  Purchase of property and equipment..........................        (4,310)                (379,191)
                                                                  ----------              -----------

      Net cash used in investing activities...................      (129,656)                (579,465)
                                                                  ----------              -----------
Cash flows from financing activities:
  Issuance of preferred stock.................................     1,640,000                1,218,750
  Issuance of notes payable and long-term debt................          --                    250,000
  Repayment of notes payable and long-term debt...............       (18,139)                  (9,800)
                                                                  ----------              -----------
      Net cash provided by financing activities...............     1,621,861                1,458,950
                                                                  ----------              -----------

Net increase (decrease) in cash...............................       838,422                 (178,917)
Cash and cash equivalents, beginning of period................     1,126,912                  333,326
                                                                  ----------              -----------

Cash and cash equivalents, end of period......................    $1,965,334              $   154,409
                                                                  ==========              ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The interim financial information of North American Technologies Group, Inc. and its subsidiaries (the "Company") which is included herein is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1996. The report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The loss per common share is computed by dividing the loss from operations, plus the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include (i) dividends stated in the respective certificates of designation, and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. The deemed dividends are included in the earnings per share calculation in order to comply with the SEC's position regarding the accounting treatment of preferred stock issued with certain conversion features.

2. STOCKHOLDERS' EQUITY

In February 1997, twelve shares of Series E Convertible Preferred Stock were converted into 991,121 shares of the Company's common stock. The remaining thirteen shares become available for conversion in May 1997.

In March 1997, the Company issued 16,400 shares of Series G- Subseries I Cumulative Convertible Preferred Stock ("Series G Shares") for cash proceeds of $1,640,000. Dividends accrue on the Series G Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments until April 1999, in which case each holder may elect to either (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or (ii) receive payment of the dividends in the form of additional Series G Shares. The holders of the Series G Shares have certain liquidation preferences. The Series G Shares may be converted into the Company's common stock at the option of the holder at an initial conversion price, subject to certain adjustments, of $.45 per share. On or after April 8, 2001, the Series G Shares can be converted at the holder's option

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price of the Company's common stock, as defined. Subject to certain conversion rights, the Company may redeem the Series G Shares at their face value of $100 per share on or after April 8, 2004.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a list of certain important factors that may cause actual results to differ materially from those described below.

RESULTS OF OPERATIONS

Revenues

Revenues increased $310,456 for the three months ended March 31, 1997, representing an increase of 36% over revenues in the same period of the previous year. This revenue increase is the result of the operations of Riserclad, which was acquired in June 1996, increased sales from IPF, and to a lesser extent increased sales from EET. These increases were partially offset by a decrease in revenues from GAIA's porous pipe operations, caused by two projects that shipped in the first quarter of 1996 and were not replaced during the first quarter of 1997.

Sales of GAIA's air conditioner base support pads continued to lag during the first quarter due to the change in the manufacturer for this product in early 1997. While the Company has obtained a temporary source of supply for the AC pads, as of the date of this report the Company is still evaluating its options with regard to a long-term resolution of the manufacturing arrangement.

Revenue growth was also limited in the first quarter by seasonal demand factors in Riserclad's and IPF's businesses, which should be reversed over the next two quarters. In addition, management expects revenues from EET to increase significantly over the next two quarters due to a recently signed contract for $1.2 million for the restoration of concrete surfaces at one of Houston's municipal airports. See additional discussion below.

Gross profit

The gross profit percentage for the three months ended March 31, 1997 increased to 38% from 31% for the same period of the previous year, reflecting improved margins at EET and IPF, and the addition of Riserclad's operations. The gross profit percentage for the first quarter of 1997 was essentially the same as that experienced in the fourth quarter of 1996 on about the same level of revenues.

Selling, general and administrative

Selling, general and administrative expense for the three months ended March 31, 1997 increased $57,614 as compared with the same period of the previous year. This is primarily the result of the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

selling, general and administrative expenses of Riserclad which were not included in the financial statements of the Company for the first quarter of 1996 since this acquisition occurred on June 18, 1996, and was accounted for using the purchase method. The increase in Riserclad's expenses were partially offset by reductions in corporate, research and development, and subsidiary SG&A expenses.

Other income and expense

Other expense decreased $135,876 for the three months ended March 31, 1997 as compared with the same period of the previous year. This is primarily the result of interest expense incurred in the prior year from the $2,700,000 convertible subordinated debenture and the $1,050,000 note incurred from the acquisition of GAIA. These debt instruments were repaid early in the second quarter of 1996. The convertible subordinated debentures and related warrants were surrendered on April 8, 1996 in exchange for 27,000 shares of Series F convertible preferred stock and warrants to purchase 2,700,000 shares of Company common stock, while the $1,050,000 was repaid in April 1996 from the proceeds received from the issuance of the Series F preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Through the year ended December 31, 1996, the Company incurred operating losses which could continue in the near term at expected levels of between $200,00 and $300,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company.
In March 1997, the Company obtained $1,640,000 in additional financing which it expects will be sufficient to fund its operating requirements until it can achieve profitable operations. However, if management's expectations are incorrect and the losses continue at historic rates, the Company will likely need to secure additional capital. There can be no assurances that such capital will be available, if at all, on terms attractive to the Company. Due to these uncertainties, the report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

The Company's cash increased $838,422 from December 31, 1996 to a balance of $1,965,334 at March 31, 1997. This increase in cash was comprised of net cash provided from financing activities of $1,621,861, offset by net cash used in operating activities of $653,783 and net cash used in investing activities of $129,656. See also the Consolidated Statements of Cash Flows for the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

components of each of the preceding categories.

In March 1997,  the Company issued 16,400 Series G Shares for cash of
$1,640,000.   Dividends accrue on the Series G Shares at a per annum rate of
$13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments until April 1999, in which case, each holder may elect to receive payment of the dividend in the form of additional Series G Shares.

The Company is continuing to seek a replacement for the short-term manufacturing arrangement currently in effect for GAIA's air conditioner support pads. Management is exploring several different options, including the possibility of selling the business to a company with existing manufacturing capabilities for the right to future royalties. As of the date of this report, no definitive agreement has been reached regarding either a replacement for the existing short-term manufacturing arrangement or any possible sale of the business. In the event the Company concludes a sale of GAIA's business, it would not have a material effect on the liquidity of the Company since the consideration would more than likely be paid over time, and any decrease in revenue and gross profit would be offset by a reduction in selling, general and administrative expense.

In April 1997, EET entered into an agreement with an aviation company at one of Houston's municipal airports for the restoration of approximately 90 acres of concrete surfaces using the TechXTract chemical extraction process. The contract has a value in excess of $1.2 million, and should be completed during the second and third quarters of 1997. The payment terms provide that 50% of the contract value will be paid before work commences.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company is a party to legal proceedings that have been reported in its
     Annual Report   on Form 10-KSB for the year ended December 31, 1996.
     During the quarter ended March 31, 1997, there were no material changes in the status of these legal proceedings.

ITEM 2: CHANGES IN SECURITIES:

     Pursuant to a Certificate of Designation filed with the Secretary of State of Delaware on March 31, 1997, the Company created a new series of preferred stock consisting of 60,000 shares designated as Cumulative Convertible Preferred Stock, Series G (the "Series G Preferred Stock"). The Series G Preferred Stock is issuable in Subseries pursuant to separate Certificates of Designation of Subseries (a "Designation of Subseries") to be filed with the Secretary of State of Delaware.

     Each share of Series G Preferred Stock has a face value of $100.00 per share, is convertible into shares of the Company's common stock as provided in the applicable Designation of Subseries, has voting rights on an "as converted into common stock basis" and has a preference over the common stock in the event of a liquidation or dissolution of the Company.

     Dividends accrue on the Series G Preferred Stock at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments until April 1999, in which case, each holder may elect to receive payment of the dividend in the form of additional shares of Series G Preferred Stock.

     Holders of a majority of the outstanding shares of Series G Preferred Stock and the outstanding shares of Cumulative Convertible Preferred Stock, Series F (the "Series F Shares"), taken together as a group, have the right to nominate four (4) of the Company's eight (8) directors, subject to adjustment.

     Concurrent with the designation of the Series G Preferred Stock, the Company designated 21,000 shares as the Series G Shares. The Series G Shares may be converted into Company common stock at the option of the holder at an initial conversion price, subject to certain adjustments, of $.45 per share. On or after April 8, 2001, the Series G Shares can be converted at the holder's option at the lower of (a) the then current conversion price, or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's common stock.

     On March 31, 1997, the Company issued 16,400 Series G Shares for cash proceeds of

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

     $1,640,000 to nine (9) accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and/or Rule 506 of regulation D promulgated thereunder, as a transaction not involving a public offering. In this connection, each purchaser was required to execute a securities purchase agreement containing detailed representations and warranties regarding their status as an accredited investor and their purchasing the Series G Shares for investment intent and not with a view to distribution.

     The preferred stock purchase agreement (the "Agreement") and the certificate of designation for the Series G Preferred Stock contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the Agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control, the remedy allows the Series G holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of
     (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined, of the Company's common stock. The Agreement also contains certain covenants that are considered within the control of the Company. These covenants require, among other things, the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon the incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the Agreement. For breach of these covenants that are within the Company's control the remedies allow the holders of a majority of the outstanding Series G and Series F Shares, taken together as a group, to elect a majority of the Company's Board of Director's and to either (i) convert their shares into the Company's common stock using a conversion rate computed as the lower of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or
     (ii) request the Company to redeem their shares. If the Series G holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Effective as of March 31, 1997, the holders of the Company's Series F Shares unanimously consented to the creation of the Series G Preferred Stock and the sale of the Series G Shares with liquidation and voting rights ranking parri passu with Series F Shares, and to conforming changes to the shareholders' agreement among the Company, the holders of the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

     Series F Shares, and certain management stockholders.

ITEM 5: OTHER INFORMATION: None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

     27)   Financial Data Schedule

     (B) REPORTS ON FORM 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         North American Technologies Group, Inc.


Date: May 1, 1997        /s/ Judith Knight Shields
                         ----------------------------------------------------

                         Judith Knight Shields
                         Chief Financial Officer and Chief Accounting Officer