Form 10QSB
period 1997-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1997-08-08
CIK 808013

                   U. S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
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

                                 (713) 662-2699
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X      No
                                                               ------  -----


APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 29,144,441 common shares outstanding as of July 31, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes              No     X
     --------       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                          Page No.
                                                                          --------

PART I.  FINANCIAL INFORMATION:

       ITEM 1.    FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                         3
            June 30, 1997 (unaudited) and December 31, 1996

         Consolidated Statements of Loss                                     4
            Three and six months ended June 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Stockholders' Equity                     5
            Six months ended June 30, 1997 and 1996 (unaudited)

         Consolidated Statements of Cash Flows                               6
            Six months ended June 30, 1997 and 1996 (unaudited)

         Notes to Consolidated Financial Statements                          7

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     9
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                          13

       ITEM 2.   CHANGES IN SECURITIES                                      13

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            13

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        13

       ITEM 5.   OTHER INFORMATION                                          13

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           13

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                                                     JUNE 30        DEC. 31
                                                                      1997           1996
                                                                    UNAUDITED       AUDITED
                                                                  -------------  -------------
                           ASSETS
                           ------
Current Assets:
 Cash and cash equivalents......................................  $  1,085,253   $  1,126,912
 Accounts receivable, less allowance for
  doubtful accounts of $129,411 and $125,000....................     1,123,085        997,411
 Inventories....................................................       580,010        585,615
 Prepaid expenses and other.....................................       390,877        270,200
                                                                  ------------   ------------
  Total Current Assets..........................................     3,179,225      2,980,138
Notes receivable................................................     1,548,919      1,374,843
Property and equipment, less accumulated depreciation of
 $444,176 and $375,158..........................................       984,556      1,060,705
Patents and purchased technologies, less accumulated
 amortization of $399,829 and $320,853..........................     1,356,138      1,412,739
Goodwill, less accumulated amortization of $434,341
 and $264,890...................................................     2,821,842      2,991,293
Other intangible assets, less accumulated
 amortization of $104,365 and $79,570...........................       199,407        224,202
Other...........................................................       186,612        277,799
                                                                  ------------   ------------
                                                                  $ 10,276,699   $ 10,321,719
                                                                  ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
 Current maturities of long-term debt...........................  $    160,500   $     79,288
 Accounts payable and accrued expenses..........................       824,289        874,368
                                                                  ------------   ------------
  Total current liabilities.....................................       984,789        953,656
Long-term debt, less current maturities.........................       687,184        821,631
Dividends payable on preferred stock............................       101,277              -
                                                                  ------------   ------------
  Total Liabilities.............................................     1,773,250      1,775,287
                                                                  ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 124,454 and 101,429 shares issued.................    12,445,447     10,765,447
 Common stock, $.001 par value, 100,000,000 shares authorized;
  29,144,441 and 27,111,497 shares issued.......................        29,147         27,114
 Additional paid-in capital.....................................    24,727,577     23,809,619
 Deficit........................................................   (28,541,190)   (25,902,116)
 Less notes receivable for sale of stock........................      (157,532)      (153,632)
                                                                  ------------   ------------
  Total Stockholders' Equity....................................     8,503,449      8,546,432
                                                                  ------------   ------------
                                                                  $ 10,276,699   $ 10,321,719
                                                                  ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30             JUNE 30          JUNE 30        JUNE 30
                                                       1997                1996             1997           1996
                                                -------------------  -----------------  -------------  -------------

Revenues......................................         $ 1,094,674        $ 1,440,769    $ 2,268,129    $ 2,303,768
Cost of revenues..............................             774,043          1,365,646      1,501,624      1,961,500
                                                       -----------        -----------    -----------    -----------
     Gross profit.............................             320,631             75,123        766,505        342,268
Selling, general and administrative expenses..           1,156,741          1,211,862      2,278,661      2,276,168
                                                       -----------        -----------    -----------    -----------
     Operating loss...........................            (836,110)        (1,136,739)    (1,512,156)    (1,933,900)

Other Income (Expense):
    Interest income...........................              43,045             57,820         74,361         74,155
    Interest expense..........................             (22,406)           (45,520)       (47,403)      (207,823)
    Other.....................................             (12,736)               152        (22,856)         6,447
                                                       -----------        -----------    -----------    -----------
Total Other Income (Expense)..................               7,903             12,452          4,102       (127,221)
                                                       -----------        -----------    -----------    -----------
Net Loss......................................         $  (828,207)       $(1,124,287)   $(1,508,054)   $(2,061,121)
                                                       ===========        ===========    ===========    ===========
Net Loss per share                                           ($.03)             ($.05)         ($.09)         ($.09)
                                                       ===========        ===========    ===========    ===========
Weighted average number of common
 shares outstanding...........................          28,623,530         23,267,085     28,087,762     22,784,376
                                                       ===========        ===========    ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED


                                     Preferred                Common Stock          Additional
                             --------------------------  ------------------------     Paid-In
                               Shares        Amount        Shares       Amount        Capital        Deficit
                             ----------  --------------  ----------  ------------  -------------  --------------

Balance December 31, 1996      101,429     $10,765,447   27,111,497       $27,114   $23,809,619    $(25,902,116)

Issuance of common stock
 upon conversion of Series E
    preferred stock                (25)       (625,000)   2,032,944         2,033       622,967               -

Issuance of Series G
 preferred stock                16,400       1,640,000            -             -             -               -

Issuance of Series F & G
 preferred stock in lieu of
     cash dividends              6,650         665,000            -             -             -               -

Costs associated with
 equity transactions                 -               -            -             -       (76,138)              -

Interest on notes
 receivable from
    stockholders                     -               -            -             -             -               -

Dividends on preferred stock         -               -            -             -             -        (759,891)

Deemed dividends on
  preferred stock                    -               -            -             -       371,129        (371,129)

Net loss for the period              -               -            -             -             -      (1,508,054)
                             ---------   -------------   ----------  ------------  ------------   -------------

Balance June 30, 1997          124,454   $  12,445,447   29,144,441  $     29,147  $ 24,727,577   $ (28,541,190)
                             =========   =============   ==========  ============  ============   =============

Balance December 31, 1995           30   $     750,000   23,927,285  $     23,927   $20,270,015    $(19,794,812)

Stock issued for services
 or settlement
    of liability                     -               -      363,492           364       274,636               -

Issuance of common stock
 upon conversion of
  convertible note and
    accrued interest
     thereon                         -               -      248,131           249       157,935               -

Issuance of common stock
 upon conversion of Series D
    preferred stock                (30)       (750,000)   1,249,313         1,250       748,750               -

Issuance of Series E
 preferred stock                    50       1,250,000            -             -             -               -

Issuance of Series F
 preferred stock                92,500       9,250,000            -             -             -               -

Costs and fees associated
 with equity issuances               -               -            -             -      (249,167)              -

Interest on notes
 receivable from
    stockholders                     -               -            -             -             -               -

Dividends on preferred
 stock                               -               -            -             -             -        (308,454)

Net loss for the period              -               -            -             -             -      (2,061,121)
                             ---------   -------------   ----------  ------------  ------------   -------------

Balance June 30, 1996           92,550   $  10,500,000   25,788,221  $     25,790  $ 21,202,169   $ (22,164,387)
                             =========   =============   ==========  ============  ============   =============






                                Treasury Stock          Notes
                            ----------------------   Receivable
                              Shares      Amount     Stockholder       Total
                            ----------  ----------  ------------  --------------

Balance December 31, 1996            -          -     $(153,632)    $ 8,546,432

Issuance of common stock
 upon conversion of Series E
    preferred stock                  -          -             -               -

Issuance of Series G
 preferred stock                     -          -             -       1,640,000

Issuance of Series F & G
 preferred stock in lieu of cash
     dividends                       -          -             -         665,000

Costs associated with
 equity transactions                 -          -             -         (76,138)

Interest on notes
 receivable from
    stockholders                     -          -        (3,900)         (3,900)

Dividends on preferred
 stock                               -          -             -        (759,891)

Deemed dividends on
 preferred stock                     -          -             -               -

Net loss for the period              -          -             -      (1,508,054)
                            ----------  ---------   -----------     -----------

Balance June 30, 1997                -          -   $  (157,532)    $ 8,503,449
                            ==========  =========   ===========     ===========

Balance December 31, 1995      450,000  $ (16,488)  $  (145,832)    $ 1,086,810

Stock issued for services
 or settlement
    of liability                     -          -             -         275,000

Issuance of common stock
 upon conversion of
   convertible note and
    accrued interest
     thereon                         -          -             -         158,184

Issuance of common stock
 upon conversion of Series D
    preferred stock                  -          -             -               -

Issuance of Series E
 preferred stock                     -          -             -       1,250,000

Issuance of Series F
 preferred stock                     -          -             -       9,250,000

Costs and fees associated
 with equity issuances               -          -             -        (249,167)

Interest on notes
 receivable from
    stockholders                     -          -        (3,900)         (3,900)

Dividends on preferred
 stock                               -          -             -        (308,454)

Net loss for the period              -          -             -      (2,061,121)
                            ----------  ---------   -----------     -----------

Balance June 30, 1996          450,000  $ (16,488)  $  (149,732)    $ 9,397,352
                            ==========  =========   ===========     ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             JUNE 30        JUNE 30
                                                              1997           1996
                                                          -------------  -------------

Net cash used in operating activities...................   $(1,348,316)   $(2,838,313)
                                                           -----------    -----------
Cash flows from investing activities:
    Increase in note receivable.........................      (174,076)      (347,268)
    Increase in patents and purchased technology........       (22,375)      (309,640)
    Purchase of property and equipment..................        (7,519)      (546,198)
    Payment for non-compete agreements..................             -       (120,000)
                                                           -----------    -----------
                 Net cash used in investing activities..      (203,970)    (1,323,106)
                                                           -----------    -----------
Cash flows from financing activities:
    Issuance of preferred stock.........................     1,640,000      7,800,000
    Issuance of notes payable and long-term debt........             -        250,000
    Repayment of notes payable and long-term debt.......       (53,235)    (1,385,927)
    Payment of cash dividends on preferred stock........             -        (27,151)
    Payment of costs and fees of equity issuances.......       (76,138)      (200,045)
    Redemption of restricted certificate of deposit.....             -        200,000
                                                           -----------    -----------
           Net cash provided by financing activities....     1,510,627      6,636,877
                                                           -----------    -----------
Net increase (decrease) in cash.........................       (41,659)     2,475,458
Cash and cash equivalents, beginning of period..........     1,126,912        333,326
                                                           -----------    -----------
Cash and cash equivalents, end of period................   $ 1,085,253    $ 2,808,784
                                                           ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which is included herein is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1996. The report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

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

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values as of June 30, 1997 indicated there was no impairment to these assets' carrying values. Inherent in this analysis is an estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available, or as the Company's strategy regarding the future commercialization of certain products changes. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period.


STOCKHOLDERS' EQUITY

Through May 1997, twenty-five shares of Series E Convertible Preferred Stock were converted into 2,032,944 shares of the Company's common stock. At this time, there are no outstanding shares of the Series E convertible preferred stock.

In March 1997, the Company issued 16,400 shares of Series G- Subseries I Cumulative Convertible Preferred Stock ("Series G Shares") for cash proceeds of $1,640,000. Dividends accrue on the Series G Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments until April 1999, in which case each holder may elect to either (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or (ii) receive payment of the dividends in the form of additional Series G Shares. The holders of the Series G Shares have certain liquidation preferences. The Series G Shares may be converted into the Company's common stock at the option of the holder at an initial conversion price, subject to certain adjustments, of $.45 per share. On or after April 8, 2001, the Series G Shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price of the Company's common stock, as defined. Subject to certain conversion rights, the Company may redeem the Series G Shares at their face value of $100 per share on or after April 8, 2004.

In June 1997, the Company declared dividends of $704,542 on the outstanding shares of Series F Convertible Preferred Stock ("Series F Shares") and $55,350 on the Series G Shares. Per the terms of their respective agreements, the holders of these shares elected to receive their dividend payments as follows: the issuance of 6,117 Series F Shares, 469 Series G Shares, and a deferred dividend of $102,277.

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

RESULTS OF OPERATIONS

REVENUES

Six months ended June 30, 1997 compared with the six months ended June 30, 1996

Revenues for the six months ended June 30, 1997 of $2,268,129 decreased slightly as compared to revenues of $2,303,768 for the same period of the prior year. Revenues for Industrial Pipe Fittings, Inc. ("IPF") remained constant, even though in the second quarter of 1996 they invoiced a large project with revenues of approximately $400,000. Since it was acquired in late June 1996, Riserclad International, Inc. ("Riserclad") did not report any revenues during the six months ended June 30, 1996. The increase that occurred from Riserclad's additional revenues in 1997, along with an increase in revenues from EET, Inc. ("EET") was offset by a decrease in revenues from GAIA Technologies, Inc. ("GAIA") for the six months ended June 30, 1997.

The reduction in GAIA's revenues occurred in both the A/C pad and porous pipe product lines. A/C pad revenues were affected by the transition to a new manufacturing vendor during this time. In addition, in June 1997, the Company completed the sale of the A/C pad technology to a private company for cash, a note receivable, and future royalty payments. See "Liquidity and Capital Resources." The negotiation and consummation of this transaction caused an interruption in the manufacturing and delivery of the AC pad product during the second quarter of 1997. Porous pipe revenues have declined significantly since last year. The Company has been discussing a licensing arrangement with a third party vendor who would manufacture and sell the porous pipe product for a royalty payment per foot sold. While these discussions are continuing, no revenues are expected and the overhead associated with this product line has been eliminated.

Three months ended June 30, 1997 compared with the three months ended June 30, 1996

Revenues for the three months ended June 30, 1997 of $1,094,674 decreased $346,095 from revenues of $1,440,769 for the same period of the prior year. This decrease occurred due to a reduction in revenues from GAIA (caused by the consummation of the transaction described above) and a decrease in IPF's revenues (caused by a large project that was invoiced in the second quarter of 1996 as described above). These decreases were partially offset by an increase in EET's revenues for the three month period.

GROSS PROFIT

The gross profit percentage for the six months ended June 30, 1997 of 34% improved significantly as compared to the gross profit percentage of 15% for the same period of the previous year. In addition, the gross profit percentage for the three month period ended June 30, 1997 of 29% improved from 5% for the same period of the previous year.

These improved gross profit percentages reflect better performance for both the three months and six months in EET's TechXTract product line, IPF's business,
and the addition of the gross profits from Riserclad's business.   Also, in the
three months ended June 30, 1996 the manufacturing operations of GAIA experienced depressed margins, which were corrected in subsequent quarters.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("SGA")

SGA expenses of $2,278,661 for the six months ended June 30, 1997 was virtually equal to the SGA expense for the six months ended June 30, 1996 of $2,276,168. In addition, SGA expenses for the three month period ended June 30, 1997 of $1,156,741 decreased $55,121 as compared with the same period of the previous year. These decreases in SGA occurred even though there was the addition of Riserclad's overhead, due to reductions in corporate and other subsidiary SGA. Since the beginning of 1997, the Company has reduced its salary costs by over $800,000 on an annual basis. The successful implementation of the Company's strategy to license or sell certain of its technologies or products, as discussed in Liquidity and Capital Resources, would further reduce the Company's SGA expenses.

OTHER INCOME AND EXPENSE

Interest expense decreased in both the six months and three months ended June 30, 1997 due to the exchange in April 1996 of $2,700,000 in convertible debentures for Series F preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The continued progress that has occurred in the development of the prototype synthetic railroad cross-ties ("Cross-ties") provides the Company with the opportunity to exercise the TieTek purchase option and exploit the market potential for this product. The Company intends to evaluate the results of its Cross-tie manufacturing run scheduled for the third quarter of 1997 before electing to exercise its purchase option. However, based upon the existing data, the Company is optimistic about this product's future prospects. In order to generate the cash resources needed to commercialize the Cross-tie business, the Company is exploring the possibility of licensing or selling some of its existing product lines and technologies. The Company has recently completed the sale of its air-conditioner base support pad technology, in an arrangement that will provide both future cash funding to the Company in addition to reducing its current overhead structure. (See additional discussion below.) Revenues for all other business segments have increased for the six month period ended June 30, 1997, and the gross profit percentages have also shown considerable improvement. Given the improved performance of the business segments in revenues and gross profits, the Company believes it is now appropriate to consider licensing or selling certain of its other product lines or technologies. Such a strategy would also allow the Company to further reduce its ongoing SGA expenses. The Company intends to pursue these possibilities in the short term as it determines the best combination of technologies and product lines for the future success of the Company. The Company is currently negotiating with several companies concerning the sale or license of certain of its technologies, but no definitive agreements have been signed as of the date of this report, and no assurance can be made that any such agreements will be finalized. The Company expects that the successful implementation of this strategy would result in a reduction of revenues as the particular technology is licensed or sold, a corresponding reduction in the overhead costs associated with the technology, and an increase in cash reserves based upon the terms of each particular agreement.

As of the date of this report, the Company has had preliminary discussions regarding the terms under which certain of the Company's product lines and technologies might be sold or licensed. However, there can be no assurances that any agreements will be reached, or if reached, will provide the cash needed to fund the remaining technologies and products, or provide a reasonable return on the investment that the Company has already made in these technologies and products.

Through the quarter ended June 30, 1997 the Company has incurred operating losses which could continue in the near term at expected levels of between $200,000 to $300,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. The Company believes that the successful implementation of the strategy (as described above) of licensing or selling certain product lines or technologies, concurrently with the reduction of both business segment and corporate overhead, would provide the Company with the resources needed to fund its current operating requirements and capitalize on its remaining technologies. However, if management is not able to implement its strategy, or management's estimates and expectations as to its ability to generate cash and reduce overhead are incorrect and losses continue at historic rates, the Company would need to secure additional capital. There can be no assurances that such capital will be available, if at all, on terms attractive to the Company. Due to these uncertainties, the report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

For the six months ended June 30, 1997, the Company utilized net cash of $1,348,316 in operating activities, primarily as a result of its operating losses. The Company utilized net cash of $203,970 in investing activities, primarily from the investment in the TieTek note receivable of $174,076.

For the six months ended June 30, 1997, the Company generated net cash of $1,510,677 from financing activities, primarily from the issuance in March 1997 of 16,400 Series G Shares for $1,640,000. Dividends accrue on the Series G Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments until April 1999, in which case, each holder may elect to receive payment of the dividend in the form of additional Series G Shares. The Company elected to defer the dividend payment due June 30, 1997 of $55,350. Of this amount, $46,912 was paid through the issuance of 469 Series G Shares, while the balance of $ 8,437 will accrue interest at 13.5%. The Company also elected to defer the dividend payment due June 30, 1997 on the Series F Shares of $704,542. Of this amount, $611,702 was paid through the issuance of 6,117 Series F Shares, while the balance of $92,840 will accrue interest at 13.5%.

In June 1997, the Company completed the sale of the air-conditioner base support pad ("A/C pad") technology to a private company. The Company received cash of $25,000, a note receivable of $550,000, and future royalty payments up to a maximum of $1,000,000. The note bears interest at prime less 2 %, and is payable quarterly based upon the number of pads sold by the company during such quarter. However, a minimum of $50,000 is due by June 30, 1998, with a minimum of $100,000 due annually thereafter, until paid in full. The note is secured by equipment.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     The Company is a party to legal proceedings that have been reported in its
     Annual Report   on Form 10-KSB for the year ended December 31, 1996.
     During the six months ended June 30, 1997, there were no material changes in the status of these legal proceedings.

ITEM 2: CHANGES IN SECURITIES: None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The annual meeting of the stockholders of the Company was held on Thursday, June 12, 1997 (the "Meeting"). At the Meeting, the stockholders ratified the appointment of BDO Seidman LLP to serve as the Company's independent auditors with 35,841,937 shares voting for, 43,339 against and 23,021 abstaining. At the Meeting, stockholders also elected David M. Daniels and Edwin H. Knight to serve as directors until the 2000 annual meeting of stockholders. With respect to the election of Mr. Daniels, 35,572,063 shares voted for and 337,234 against. With respect to the election of Mr. Knight, 35,561,306 shares voted for and 347,991 against.

ITEM 5: OTHER INFORMATION: None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:
          (27) Financial Data schedule

     (B) REPORTS ON FORM 8-K:
          The Company filed a report of Form 8-K on June 13, 1997 regarding Item 5, Other Events.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       North American Technologies Group, Inc.


Date: August 8, 1997                    /s/  Judith Knight Shields
                                       ---------------------------------------

                                       Judith Knight Shields
                                       Chief Financial Officer and Chief
                                       Accounting Officer