Form 10QSB
period 1997-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1997-11-14
CIK 808013

                   U.  S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 29,144,441 common shares outstanding as of November 10, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):

Yes        No  X
    ---       ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                                           3
        September 30, 1997 (unaudited) and December 31, 1996

      Consolidated Statements of Loss                                       4
        Three and nine months ended September 30, 1997 and 1996 (unaudited)

      Consolidated Statements of Stockholders' Equity                       5
        Nine months ended September 30, 1997 and 1996 (unaudited)

      Consolidated Statements of Cash Flows                                 6
        Nine months ended September 30, 1997 and 1996 (unaudited)

      Notes to Consolidated Financial Statements                            7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       11
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                             16

    ITEM 2.  CHANGES IN SECURITIES                                         16

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

    ITEM 5.  OTHER INFORMATION                                             16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                      SEPT. 30        DEC. 31
                                                                        1997           1996
                                                                      UNAUDITED       AUDITED
                                                                    -------------  -------------
    ASSETS
    ------
Current Assets:
 Cash and cash equivalents........................................  $    321,056   $  1,126,912
 Accounts receivable, less allowance for
  doubtful accounts of $48,665 and $125,000.......................     1,114,713        997,411
 Inventories......................................................       447,782        585,615
 Prepaid expenses and other.......................................       339,479        270,200
                                                                    ------------   ------------

  Total Current Assets                                                 2,223,030      2,980,138

Notes receivable..................................................     1,759,538      1,374,843

Property and equipment, less accumulated depreciation of
 $475,858 and $375,158............................................       918,024      1,060,705

Patents and purchased technologies, less accumulated
 amortization of $324,692 and $320,853............................       560,939      1,412,739

Goodwill, less accumulated amortization of $519,067
 and $264,890.....................................................     2,737,116      2,991,293

Other intangible assets, less accumulated
 amortization of $117,284 and $79,570.............................       186,488        224,202

Other.............................................................       119,248        277,799
                                                                    ------------   ------------
                                                                     $ 8,504,383   $ 10,321,719
                                                                     ===========   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Current maturities of long-term debt.............................  $    165,000   $     79,288
 Accounts payable and accrued expenses............................       790,134        874,368
                                                                    ------------   ------------

  Total current liabilities.......................................       955,134        953,656

Long-term debt, less current maturities...........................       667,842        821,631

Dividends payable on preferred stock, including accrued interest..       104,695              -
                                                                    ------------   ------------

  Total Liabilities...............................................     1,727,671      1,775,287
                                                                    ------------   ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 124,454 and 101,429 shares issued...................    12,445,447     10,765,447
 Common stock, $.001 par value, 100,000,000 shares authorized;
  29,144,441 and 27,111,497 shares issued.........................        29,147         27,114
 Additional paid-in capital.......................................    24,725,089     23,809,619
 Deficit..........................................................   (30,263,489)   (25,902,116)
 Less notes receivable for sale of stock..........................      (159,482)      (153,632)
                                                                    ------------   ------------
  Total Stockholders' Equity......................................     6,776,712      8,546,432
                                                                    ------------   ------------
                                                                    $  8,504,383   $ 10,321,719
                                                                    ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   UNAUDITED


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPT. 30          SEPT. 30       SEPT. 30       SEPT. 30
                                                        1997              1996           1997           1996
                                                 -------------------  -------------  -------------  -------------

Revenues.......................................         $ 1,029,625    $ 1,034,539    $ 3,297,754    $ 3,338,307

Cost of revenues...............................             711,281        840,922      2,212,905      2,802,422
                                                        -----------    -----------    -----------    -----------

   Gross profit................................             318,344        193,617      1,084,849        535,885

Selling, general and administrative expenses...           1,007,573      1,273,501      3,286,234      3,549,669
                                                        -----------    -----------    -----------    -----------

   Operating loss before valuation adjustment..            (689,229)    (1,079,884)    (2,201,385)    (3,013,784)

Valuation adjustment relating to certain
long-lived assets..............................           1,029,994              -      1,029,994              -
                                                        -----------    -----------    -----------    -----------

   Operating loss..............................          (1,719,223)    (1,079,884)    (3,231,379)    (3,013,784)

Other Income (Expense):

    Interest income............................              37,561         51,195        111,922        125,350

    Interest expense...........................             (24,932)       (26,246)       (72,335)      (234,069)

    Other......................................             (15,708)      (217,872)       (38,561)      (211,424)
                                                        -----------    -----------    -----------    -----------

Total Other Income (Expense)...................              (3,079)      (192,923)         1,026       (320,143)
                                                        -----------    -----------    -----------    -----------

Net Loss.......................................         $(1,722,302)   $(1,272,807)   $(3,230,353)   $(3,333,927)
                                                        ===========    ===========    ===========    ===========

Net Loss per share.............................               ($.06)         ($.06)         ($.15)         ($.18)
                                                              =====          =====          =====          =====
Weighted average number of common
  shares outstanding ..........................          29,144,441     25,327,553     28,439,989     23,638,290
                                                        ===========    ===========    ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   UNAUDITED


                                     Preferred                 Common Stock         Additional
                             --------------------------   -----------------------     Paid-In
                               Shares        Amount        Shares       Amount        Capital        Deficit
                             ----------  --------------  ----------  ------------  -------------  --------------
Balance December 31, 1996      101,429     $10,765,447   27,111,497       $27,114   $23,809,619    $(25,902,116)
Issuance of common stock
 upon conversion of
 Series E preferred
 stock                             (25)       (625,000)   2,032,944         2,033       622,967               -
Issuance of Series G
 preferred stock                16,400       1,640,000            -             -             -               -
Issuance of Series F & G
 preferred stock in lieu
 of cash dividends               6,650         665,000            -             -             -               -
Costs associated with
 equity transactions                 -               -            -             -       (78,626)              -
Interest on notes
 receivable from
 stockholders                        -               -            -             -             -               -
Dividends on preferred
 stock                               -               -            -             -             -        (759,891)
Deemed dividends on
 preferred stock                     -               -            -             -       371,129        (371,129)
Net loss for the period              -               -            -             -             -      (3,230,353)
                             ---------   -------------   ----------  ------------   -----------   -------------
Balance September 30, 1997     124,454     $12,445,447   29,144,441       $29,147   $24,725,089    $(30,263,489)
                             =========   =============   ==========  ============   ===========   =============
Balance December 31, 1995           30     $   750,000   23,927,285       $23,927   $20,270,015    $(19,794,812)
Stock issued for services
 or settlement of liability          -               -      363,492           364       274,636               -
Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest
 thereon                             -               -      248,131           249       157,935               -
Issuance of common stock
 upon conversion of
 Series D preferred
 stock                             (30)       (750,000)   1,249,313         1,250       748,750               -
Issuance of Series E
 preferred stock                    50       1,250,000            -             -             -               -
Issuance of common stock
 upon conversion of
 Series E preferred
 stock                             (12)       (300,000)     541,516           542       299,458               -
Issuance of Series F
 preferred stock                92,500       9,250,000            -             -             -               -
Issuance of Series F
 preferred in lieu
 of cash dividends               2,703         270,300            -             -             -               -
Issuance of common stock
 to acquire Minority
 interest of subsidiary              -               -    1,382,071         1,382       620,518               -
Issuance of common stock
 for cash                            -               -      750,000           750       749,250               -
Costs and fees associated
 with equity issuances               -               -            -             -      (499,557)              -
Interest on notes
 receivable from
 stockholders                        -               -            -             -             -               -
Dividends on preferred
 stock                               -               -            -             -             -        (308,454)
Net loss for the period              -               -            -             -             -      (3,333,927)
                             ---------   -------------   ----------  ------------   -----------   -------------
Balance September 30, 1996      95,241     $10,470,300   28,461,808       $28,464   $22,621,005    $(23,437,193)
                             =========   =============   ==========  ============   ===========   =============



                                    Treasury Stock         Notes
                             --------------------------  Receivable
                               Shares        Amount      Stockholder     Total
                             ----------  --------------  ----------  ------------
Balance December 31, 1996            -               -   $(153,632)   $ 8,546,432
Issuance of common stock
 upon conversion of
 Series E preferred
 stock                               -               -            -             -
Issuance of Series G
 preferred stock                     -               -            -     1,640,000
Issuance of Series F & G
 preferred stock in lieu
 of cash dividends                   -               -            -       665,000
Costs associated with
 equity transactions                 -               -            -       (78,626)
Interest on notes
 receivable from
 stockholders                        -               -        (5,850)      (5,850)
Dividends on preferred
 stock                               -               -            -      (759,891)
Deemed dividends on
 preferred stock                     -               -            -             -
Net loss for the period              -               -            -    (3,230,353)
                             ---------   -------------   ----------  ------------
Balance September 30, 1997           -               -   $ (159,482) $  6,776,712
                             =========   =============   ==========  ============
Balance December 31, 1995      450,000   $     (16,488)  $ (145,832) $  1,086,810
Stock issued for services
 or settlement of liability          -               -            -       275,000
Issuance of common stock
 upon conversion of
 convertible note and
 accrued interest
 thereon                             -               -            -       158,184
Issuance of common stock
 upon conversion of
 Series D preferred
 stock                               -               -            -             -
Issuance of Series E
 preferred stock                     -               -            -     1,250,000
Issuance of common stock
 upon conversion of
 Series E preferred
 stock                               -               -            -             -
Issuance of Series F
 preferred stock                     -               -            -     9,250,000
Issuance of Series F
 preferred in lieu
 of cash dividends                   -               -            -       270,300
Issuance of common stock
 to acquire Minority
 interest of subsidiary              -               -            -       621,900
Issuance of common stock
 for cash                            -               -            -       750,000
Costs and fees associated
 with equity issuances               -               -            -      (499,557)
Interest on notes
 receivable from
 stockholders                        -               -       (5,850)       (5,850)
Dividends on preferred
 stock                               -               -            -      (308,454)
Net loss for the period              -               -            -    (3,333,927)
                             ---------   -------------   ----------  ------------
Balance September 30, 1996     450,000   $     (16,488)  $ (151,682) $  9,514,406
                             =========   =============   ==========  ============


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 SEPTEMBER 30     SEPTEMBER 30
                                                    1997             1996
                                                 ------------     ------------
Net cash used in operating activities........    $(1,866,091)     $(4,391,813)
                                                 -----------      -----------
Cash flows from investing activities:
    Increase in note receivable..............       (384,695)        (566,102)
    Increase in patents and purchased
     technology..............................        (40,848)        (320,237)
    Purchase of property and equipment.......         (7,519)        (451,200)
    Payment for non-compete agreements.......              -         (120,000)
                                                 -----------      -----------
        Net cash used in investing
         activities .........................       (433,062)      (1,457,539)
                                                 -----------      -----------
Cash flows from financing activities:
    Issuance of common stock.................              -          750,000
    Issuance of preferred stock..............      1,640,000        7,800,000
    Issuance of notes payable and long-term
     debt....................................              -          250,000
    Repayment of notes payable and long-term
     debt....................................        (68,077)      (1,398,197)
    Payment of cash dividends on preferred
     stock...................................              -          (27,151)
    Payment of costs and fees of equity
     issuances...............................        (78,626)        (229,058)
    Redemption of restricted certificate of
     deposit.................................              -          200,000
                                                 -----------      -----------
        Net cash provided by financing
         activities .........................      1,493,297        7,345,594
                                                 -----------      -----------
Net increase (decrease) in cash .............       (805,856)       1,496,242
Cash and cash equivalents, beginning of
 period......................................      1,126,912          333,326
                                                 -----------      -----------
Cash and cash equivalents, end of period ....    $   321,056      $ 1,829,568
                                                 ===========      ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1996. The report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The loss per common share is computed by dividing the loss from operations, increased by the dividends on preferred stock, by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. Preferred stock dividends include (i) dividends stated in the respective certificates of designation, and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. The deemed dividends are included in the earnings per share calculation in order to comply with the SEC's position regarding the accounting treatment of preferred stock issued with certain conversion features. In order to comply with this SEC position, the Company restated its financial statements for the quarter ended September 30, 1996, and the accompanying financial statements reflect this restatement.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or
intangible asset values associated with it.   Inherent in this analysis is an
estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available, or as the Company's strategy regarding the future commercialization of certain products changes. It is reasonably likely that a revision of an estimate could occur that would result

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period. The analysis of long-lived asset values as of September 30, 1997 indicated there was an impairment to certain assets' carrying values relating to the Company's porous pipe business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

SUBSEQUENT EVENTS

In October 1997, the Company completed the sale of (i) the net assets of Industrial Pipe Fittings, Inc. ("IPF"), and (ii) the equipment associated with the waste management services division of EET, Inc. ("EET"). The Company received cash proceeds from these two transactions of approximately $1,010,000, net of a $50,000 deferred payment relating to the IPF transaction. Of these proceeds, $331,127 was used to repay outstanding indebtedness associated with the businesses. Under the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the IPF purchase agreement, an adjustment will be made no later than November 30, 1997 to reflect the net asset values of IPF as of October 31, 1997. This adjustment could result in either additional proceeds to be received by IPF, or a payment to be made to the purchaser. This adjustment is not expected to be significant.

In conjunction with the sale of the net assets of IPF, two employment contracts with officers of IPF were terminated. In settlement of all provisions of these employment agreements, a collective cash payment of $81,397 was made to the individuals, the outstanding note receivables totaling $46,625 were forgiven, and the two individuals were released from their non-competition agreements. In addition, certain adjustments to reduce the net book value of IPF's assets were provided for in the purchase agreement, totaling approximately $100,000. These adjustments and other costs incurred as a result of this transaction will be recognized in the fourth quarter financial statements. The sale of the equipment of the waste management services division of EET will result in an insignificant gain, which will be recognized in the fourth quarter financial statements.

CONTINGENCIES

In August 1997, EET completed a project for a large manufacturing company involving the use of its TechXTract technology to remove mercury and thorium from disassembled equipment. The customer was invoiced $208,392 for the work performed. Subsequent to the completion of the job, the customer notified EET that mercury contamination occurred at the disposal facility where the customer had shipped the waste from this project. The customer is alleging that EET is responsible for the mercury contamination, and is withholding payment of the outstanding invoice while it completes its investigation. EET strongly denies the allegations and intends to defend itself vigorously. Although no lawsuit has been filed as of the date of this report, the claim has been submitted to EET's insurance carrier, which is currently performing its investigation of the allegations. The Company believes it is fully insured with respect to this incident, and therefore no adjustment has been made to the accompanying financial statements.

In September 1997, a customer of IPF filed a lawsuit against IPF. The customer had purchased approximately $12,000 of IPF's products, which were subsequently installed as part of an underground golf course sprinkler system. The customer alleges that the products it received were faulty, causing leaks and other damages to the installation. The lawsuit requests damages in the amount of $376,062. IPF denies the allegations and intends to defend itself vigorously. The claim has been submitted to IPF's insurance carrier, which is currently providing IPF's defense. The Company believes it is fully insured with respect to this incident, and therefore no adjustment has been made to the accompanying financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTY TRANSACTIONS

Of the outstanding indebtedness of $331,127 repaid from the proceeds of the sale of the net assets of IPF, $283,235 had been outstanding to an officer and director of the Company.

The facilities used by IPF, which had been leased pursuant to a verbal lease agreement with an officer and director of the Company, were formalized into a written lease agreement in October 1997 with a lease term through January 31, 2001 and with essentially the same provisions as before. These facilities are currently being subleased to the purchaser of the net assets of IPF for a lease term ending on January 31, 1999, subject to lessor fulfilling certain conditions relating to the condition of the leased premises.

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

RESULTS OF OPERATIONS

REVENUES

Nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

Revenues for the nine months ended September 30, 1997 of $3,297,754 decreased slightly as compared to revenues of $3,338,307 for the same period of the prior year. Revenues for IPF increased for the nine month period, even though the company had to replace the revenues from a large project in the second quarter of 1996 that totaled approximately $400,000. Revenues also increased for EET during the current nine month period. Since it was acquired in late June 1996, Riserclad International, Inc. ("Riserclad") only reported revenues in the prior year for the three month period ended September 30, 1996. The increases from Riserclad's additional revenues in 1997, along with the increases in revenues from IPF and EET were offset by a decrease in revenues from GAIA Technologies, Inc. ("GAIA"). As a result of the recent sale of the net assets of IPF, it is expected that revenues for the Company will decline until revenues are generated from the Cross-tie business. (For a description of the Cross-tie business, see "Liquidity and Capital Resources".) On a proforma basis, revenues for the nine months ended September 30, 1997 without IPF were $1,523,819, a decrease over the prior year's nine month period.

The reduction in GAIA's revenues occurred in both the air conditioner base support pad ("A/C pad") and porous pipe product lines. A/C pad revenues were affected by the transition to a new manufacturing vendor during this time. In addition, in June 1997, the Company completed the sale of the A/C pad technology to a private company for cash, a note receivable, and future royalty payments. See "Liquidity and Capital Resources." The negotiation and consummation of this transaction caused an interruption in the manufacturing and delivery of the AC pad product during the second quarter of 1997. Porous pipe revenues have declined significantly since last year. The Company has been discussing a licensing arrangement with a third party vendor who would manufacture and sell the porous pipe product for a royalty payment per foot sold. While these discussions are continuing, no revenues are expected and the overhead associated with this product line has been eliminated. See additional discussion regarding the porous pipe product line in "Valuation Adjustment relating to Certain Long-Lived Assets".

Three months ended September 30, 1997 compared with the three months ended September 30, 1996

Revenues for the three months ended September 30, 1997 of $1,029,625 decreased slightly from

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


revenues of $1,034,539 for the same period of the prior year. IPF experienced an increase in revenues during this quarter, which was offset by a decrease in revenues from GAIA's A/C pad product line. As discussed above, the A/C pad technology was sold in June 1997, and therefore the Company recorded no revenues from it during the current quarter.

GROSS PROFIT

The gross profit percentage for the nine months ended September 30, 1997 of 33% improved significantly as compared to the gross profit percentage of 16% for the same period of the previous year. In addition, the gross profit percentage for the three month period ended September 30, 1997 of 31% improved from 19% for the same period of the previous year. On a proforma basis, the gross profit percentage calculated by excluding the operations of IPF increased in the nine months ended September 30, 1997 to 35%.

These improved gross profit percentages reflect better performance for the current nine month period in EET's TechXTract product line and IPF's business. The improved gross profit percentage for the current three month period reflects primarily improved margins in EET TechXTract technology product line. Also, in the three months ended June 30, 1996 the manufacturing operations of GAIA experienced depressed margins, which were corrected in subsequent quarters.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("SGA")

SGA expenses decreased $263,435 for the current nine month period, from $3,549,669 for the nine months ended September 30, 1996 to $3,286,234 for the nine months ended September 30, 1997. In addition, SGA expenses for the three month period ended September 30, 1997 of $1,007,573 decreased $265,928 as compared with the same period of the previous year. These decreases in SGA occurred even though there was the addition of Riserclad's overhead beginning
in July 1996, due to reductions in corporate and other subsidiary SGA.   Since
the fourth quarter of 1996, the Company has reduced its salary costs by over $1,200,000 on an annual basis. These reductions have been made possible by the implementation of the Company's strategy to license or sell certain of its technologies or products, as discussed in "Liquidity and Capital Resources", and therefore reduce the corporate structure needed to support the remaining businesses. As this program continues, further reductions in the Company's SGA expenses are expected.

As a result of the implementation of the Company's current strategy, effective November 1, 1997, Mr. Donovan Boyd resigned as the Chief Operating Officer and Senior Vice President of the Company in order to take a senior operating position with an unrelated company. He will continue in his position as a Director of the Company, and will be available as a consultant on as "as needed" basis through the end of 1998. Payments to be made to Mr. Boyd over the fourteen month consulting period will be approximately $35,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

VALUATION ADJUSTMENT RELATING TO CERTAIN LONG-LIVED ASSETS

Pursuant to the provisions of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management reviews long-lived and intangible assets whenever events of changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. See Notes to Consolidated Financial Statements. During the third quarter of 1997, as the Company continued to implement its strategy of licensing or selling certain of its products or technologies, management determined that an impairment in the value of the assets relating to the porous pipe product line had occurred. Although discussions are still in process relating to the licensing of the porous pipe technology, management has determined than an adjustment is warranted in the carrying value of the assets associated with the porous pipe product line, primarily the patent and certain of its machinery and equipment. Accordingly, a valuation adjustment has been recognized in the current operations of the Company totaling $1,029,994, representing substantially all of the Company's remaining investment in the porous pipe product line.

OTHER INCOME AND EXPENSE

Interest expense decreased in the nine months ended September 30, 1997 due to the exchange in April 1996 of $2,700,000 in convertible debentures for Series F preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in conjunction with TieTek, Inc. ("TieTek") successfully completed a synthetic railroad cross-tie ("Cross-ties") manufacturing run in September 1997. From this run, 350 cross-ties are currently being shipped to a major railroad company for placement under certain tracks. The successful completion of this manufacturing run further validated the manufacturing process developed over the last two years, the current formulation of raw material components, and a newly developed product quality assurance system. The continued progress that has occurred in the development of the cross-ties provides the Company with the opportunity to exercise the TieTek purchase option and exploit the market potential for this product.

In order to generate the cash resources needed to commercialize the Cross-tie business, the Company has been exploring the possibility of licensing or selling some of its existing product lines and technologies. The Company has, in fact, completed the sale of its A/C pad technology (June 1997), the net assets of IPF (October 1997) and the assets associated with EET's waste management services
business (October 1997).   The Company is continuing to explore the possibility
of licensing or selling certain of its other products or technologies as it continues to determine the best combination of technologies and product lines for the future success of the Company. The Company expects that the successful implementation of this strategy would result in a reduction of revenues

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

as the particular technology is licensed or sold, a corresponding reduction in the overhead costs associated with the technology, and an increase in cash reserves based upon the terms of each particular agreement. As of the date of this report, the Company has had preliminary discussions regarding the terms under which certain of the Company's other product lines and technologies might be sold or licensed. However, there can be no assurances that any agreements will be reached, or if reached, will provide the cash needed to fund the remaining technologies and products, or provide a reasonable return on the investment that the Company has already made in these technologies and products.

Through the quarter ended September 30, 1997 the Company has incurred operating losses which could continue in the near term at expected levels of between $200,000 to $300,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. The Company believes that the successful implementation of the strategy (as described above) of licensing or selling certain product lines or technologies, concurrently with the reduction of both business segment and corporate overhead, would provide the Company with the resources needed to fund its current operating requirements and capitalize on its remaining technologies in the short-term. However, if management is not able to implement its strategy, or management's estimates and expectations as to its ability to generate cash and reduce overhead are incorrect and losses continue at historic rates, the Company would need to secure additional capital. Due to these uncertainties, the report of the Company's independent auditors for the year ended December 31, 1996 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. In addition, the full commercialization of the Cross-tie business will likely require additional capital to build a manufacturing facility. Although the Company believes the current successes related to the Cross-tie business should make such capital available, there can be no assurances that such capital will be available, and if it is, that it would be on terms attractive to the Company. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

For the nine months ended September 30, 1997, the Company utilized net cash of $1,866,091 in operating activities, primarily as a result of its operating losses. The Company utilized net cash of $433,062 in investing activities, primarily from the investment in the TieTek note receivable of $384,695.

For the nine months ended September 30, 1997, the Company generated net cash of $1,493,297 from financing activities, primarily from the issuance in March 1997 of 16,400 Series G Shares for $1,640,000. Dividends accrue on the Series G Shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer and accrue the dividend payments until

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

April 1999, in which case, each holder may elect to receive payment of the dividend in the form of additional Series G Shares. The Company elected to defer the dividend payment due June 30, 1997 of $55,350. Of this amount, $46,912 was paid through the issuance of 469 Series G Shares, while the balance of $ 8,437 will accrue interest at 13.5%. The Company also elected to defer the dividend payment due June 30, 1997 on the Series F Shares of $704,542. Of this amount, $611,702 was paid through the issuance of 6,117 Series F Shares, while the balance of $92,840 will accrue interest at 13.5%.

In June 1997, the Company completed the sale of the A/C pad technology to a private company. The Company received cash of $25,000, a note receivable of $550,000, and future royalty payments up to a maximum of $1,000,000. The note bears interest at prime less 2 %, and is payable quarterly based upon the number of pads sold by the company during such quarter. However, a minimum of $50,000 is due by June 30, 1998, with a minimum of $100,000 due annually thereafter. The note is secured by equipment.

In October 1997, the Company completed the sale of the net assets of IPF and the equipment used in the waste management services division of EET. Proceeds of approximately $1,010,000 were received from these transactions, net of a $50,000 deferred payment relating to the IPF transaction. Of these proceeds, $331,127 was used to repay certain indebtedness associated with the businesses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

     The Company is a party to legal proceedings that have been reported in its
Annual Report   on Form 10-KSB for the year ended December 31, 1996.  During the nine months ended September 30, 1997, there were changes in the status of legal proceedings as follows:

     In September 1997, Lin Lar Golf, Inc. filed a lawsuit against Industrial
Pipe Fittings, Inc.   in the District Court of Muskogee County, Oklahoma.  The
plaintiff alleges that the products it purchased from IPF, and subsequently installed in an underground golf course sprinkler system, were faulty, causing leaks and other damages to the installation. The lawsuit requests damages in the amount of $376,062. IPF denies the allegations and intends to defend itself vigorously. The claim has been submitted to IPF's insurance carrier, which is currently providing IPF's defense.

ITEM 2: CHANGES IN SECURITIES: None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION: None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

     (10.28) Asset Purchase Agreement, dated as of October 31, 1997, by and among North American Technologies Group,Inc., Industrial Pipe Fittings, Inc., and Houston IPF, LLC; incorporated by reference to the Company's Current Report on Form 8-K, dated as of October 31, 1997, filed under the Securities Exchange Act of 1934 ( the "October 1997 Form 8-K".

(10.29) Lease Agreement, dated as of October 30, 1997, by and between David M. Daniels, as lessor, and North American Technologies Group, Inc., as lessee; incorporated by reference to the Company's October 1997 Form 8-K.

     (27)  Financial Data Schedule

     (B) REPORTS ON FORM 8-K:

     The Company filed a report of Form 8-K on November 14, 1997 regarding the disposition of the net assets of its subsidiary, Industrial Pipe Fittings, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             North American Technologies Group, Inc.


Date: November 14, 1997      /s/  Judith Knight Shields
                             --------------------------------------------------
                             Judith Knight Shields
                             Chief Financial Officer and
                               Chief Accounting Officer