Form 10KSB
period 1997-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1998-03-25
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________


                        Commission file number:  0-16217

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              (Exact name of small business issuer in its charter)



            DELAWARE                                 33-0041789
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                        4710 Bellaire Blvd. - Suite 301
                             Bellaire, Texas  77401
              (Address of principal executive offices)  (Zip Code)


                 Registrant's telephone number:  (713) 662-2699


       Securities registered pursuant to Section 12(b) of the Act:  NONE


          Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.001 per share
                                (Title of Class)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   YES         NO
                                           -----       -----

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

          State issuer's revenues for its most recent fiscal year:  $3,553,117

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 27, 1998 was $4,648,554. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.


                    Applicable Only to Corporate Registrants


          As of February 28, 1998, there were 31,318,726 shares of Common Stock, par value $.001 per share, outstanding.


          Transitional Small Business Disclosure Format (check one)


          YES     X   NO
    -----       -----


          Documents incorporated by reference: Part of the Registrant's Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") are incorporated by reference into Items 9, 10, 11 and 12.

                         PRIVATE SECURITIES LITIGATION

                        REFORM ACT SAFE HARBOR STATEMENT


     When used in this Annual Report on Form 10-KSB and in other public statements by the Company and Company officers, the words "expect", "estimate", "project", "intend", and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial condition. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial condition to differ materially. Such factors include, among others, the risk factors described under Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I


     ITEM 1.  BUSINESS OF THE REGISTRANT



     GENERAL-BACKGROUND
     ------------------

     North American Technologies Group, Inc. ("NATK" or the "Company") is in the business of identifying, acquiring and commercializing technologies which management believes represent a significant innovation in its intended market. In recent years, the Company has conducted its business through five principal business groups: EET, Inc. (for the commercialization of EET's patented TECHXTRACT/(R)/ technology for the environmental decontamination of buildings and equipment, removal of stains from concrete, and the descaling of industrial deposits), Industrial Pipe Fittings, Inc. (for the development of technologies and businesses related to the manufacturing and distribution of transition fittings for high-density polyethylene ("HDPE") pipe), GAIA Technologies, Inc. (for the commercialization of technologies related to manufacturing and distribution of products made from recycled plastics and rubber), Riserclad International, Inc. (for the development of a corrosion protection system for steel structures in marine applications and related products), and other businesses/technologies owned by NATK but not separated into distinct subsidiaries (for the development of a proprietary hydrocarbon upgrading technology and other environmentally related technologies). In December 1997, the Company added another business group, TieTek, Inc. (for the commercialization of a synthetic railroad crosstie manufactured from primarily recycled plastics, rubber and other waste materials). Unless the context requires otherwise, the term "Company" refers to North American Technologies Group, Inc. and its subsidiaries. The Company was organized as Mail Boxes Coast to Coast, Inc. as of December 24, 1986 under the laws of the State of Delaware and in 1993 changed its name to its present name following divestiture of its predecessor business.

     The Company's business strategy is to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. These technologies will be commercially developed to provide a mix of products, services and licensing arrangements to customers in a range of separate and distinct industries. As these technologies develop at their own individual rates, the Company will analyze how it can best profit from this development and maximize full commercialization. The Company believes that the optimum development of its technologies will sometimes necessitate licensing or selling the technologies to outside interests who are in a better position to realize the full potential of the related businesses. As such, during the development of these technologies, it was and is anticipated that the Company will go through various cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be of the greatest long term value to the Company.

     As a result of this periodic evaluation of its technologies, during 1997 the Company sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. The management and Board of Directors of the Company believed that executing such a plan would benefit the Company because cash would be generated to further develop the Company's remaining technologies, management could focus its efforts on a fewer number of businesses, and overhead costs would be significantly reduced. As a result, during 1997 several of the Company's businesses and/or technologies have been either licensed or sold, as described more fully below. In addition, the reduction in the number of technologies will allow the Company to focus its resources in the short to mid-term on the commercialization of the TieTek synthetic railroad crosstie. In the future, it is the Company's intent to continue to identify new products and applications that can be derived through the development of its current technologies, or new technologies or businesses that may be acquired by the Company. However, due to the limited financial and management resources of the Company, there can be no assurance that the Company will undertake additional acquisitions in the short to medium term, if at all.

     EET, Inc.
     ---------

     In March 1995, the Company acquired by merger EET, Inc. ("EET"), a company formed in 1993 when it purchased certain patents and proprietary technologies and processes from EnClean, Inc. Prior to its acquisition by the Company, EET was owned by approximately forty shareholders, including Tim Tarrillion, the current CEO and President of the Company, and Judith Knight Shields, the current Senior Vice President, CFO and Treasurer of the Company. EET and the Company were not affiliated prior to the acquisition of EET. The acquisition of EET was accounted for as a "pooling of interests."

     In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to a company in the environmental services industry. The Company received $55,000 in cash as consideration, and recognized a gain of approximately $20,000.

     In January 1998, the Company entered into a non-binding letter of intent with an unrelated company in the environmental services industry to sell the patents and technology related to EET's TECHXTRACT process. If the transaction is completed, for which there can be no assurances, the Company would receive consideration of $200,000 cash and long-term notes with a face value of approximately $800,000. The assets that would be sold have a book value of approximately $500,000 on December 31, 1997. In the event this transaction is not consummated, the Company would re-evaluate its options as to other licensing or sale transactions.


     Industrial Pipe Fittings, Inc.
     ------------------------------

     In June 1995, the Company acquired by merger Industrial Pipe Fittings, Inc. ("IPF"), a Houston, Texas-based manufacturer and distributor of proprietary and standard thermoplastic fittings for the mining, environmental and water works industries formerly owned by David Daniels, previously a director and officer of the Company, and two other unrelated individuals. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The acquisition of IPF was accounted for as a "pooling of interests."

     In October 1997, the Company sold all the net assets of IPF to an unrelated company. As consideration, the Company received $900,694 in cash and a six-month non-interest bearing note with an original face amount of $50,000. The Company recognized a loss of approximately $100,000 on the transaction.

     GAIA Technologies, Inc.
     -----------------------

     In December 1995, the Company acquired substantially all of the assets of GAIA Technologies, Inc. ("GAIA"), including a number of patented and proprietary technologies and other business assets relating to the use of recycled rubber and plastics for the manufacture of synthetic construction materials, porous pipe, and certain other products with advanced structural properties. The acquisition of GAIA was accounted for under the purchase method of accounting with the results of operations of GAIA included in the consolidated results of operations of the Company from the effective date of the acquisition.

     In June 1997, the Company sold the technology for manufacturing air-conditioner support pads ("A/C pads") which had been acquired from GAIA, along with certain related equipment to an unrelated manufacturing company. As consideration, the Company received $25,000 cash, a note receivable of $550,000, and future royalty payments through June 2007 up to a maximum of $1,000,000. There was no gain or loss recognized on this transaction.

     The Company has decided to suspend the operations associated with the porous pipe product line due to the additional cash investment needed to develop the infrastructure for engineering, installation and on-going technical support for integrated commercial irrigation projects. During the year ended December 31, 1997, the Company recognized an impairment in the value of the porous pipe assets of approximately $1,100,000, representing substantially all the assets associated with this product line.

     Riserclad International, Inc.
     -----------------------------


     In June 1996, the Company, through a newly formed subsidiary, Riserclad International Inc. ("RII"), acquired the rights to a patented corrosion protection technology known as "Riserclad" from an unrelated company. The Riserclad technology protects steel surfaces in the "splash zone" of marine structures such as offshore oil platforms, and bridge pilings and supports. The acquisition of the Riserclad technology was accounted for under the purchase method of accounting with the results of operations of RII included in the consolidated results of operations of the Company from the effective date of the acquisition.

     In November 1997, the Company licensed its Riserclad technology and sold certain net assets to a company owned by the former President of RII and other unrelated individuals. As consideration, the Company received $100,000 cash as a license fee, approximately $50,000 cash for the sale of certain assets, two notes receivable of $301,960 and $100,000, and future royalty payments calculated as a percentage of net revenues, as defined, above a specified minimum. In addition, the Company will receive payments of 50% of the gross profits of the licensee on revenues recognized in 1998 from a specified territory. The licensee has an option to purchase the Riserclad technology at anytime between December 31, 2005 and December 31, 2015 for a calculated amount based on previous years royalties, but not less than $100,000. The Company recognized a gain of approximately $20,000 on the transaction.

     TieTek, Inc.
     ------------

     In conjunction with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement pursuant to which it acquired an option (the "Crosstie Purchase Option") to purchase all of the capital stock of TieTek, Inc., a Texas corporation ("TieTek"), which was owned by three individuals, including an officer and director of the Company. See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS." In 1995, the Company licensed to TieTek the rights to use certain of GAIA's patented and proprietary technologies to develop synthetic railroad crossties and certain other related products. The Company also agreed to lend up to $1,500,000 (the "Crosstie Loan") to TieTek, the proceeds of which loan were to be used in connection with developing the synthetic railroad crossties. The Crosstie Loan was collateralized by a pledge of, and lien on, all of TieTek's assets and the capital stock, and 666,667 shares of the Company's Common Stock. Under the Crosstie Purchase Option and Loan Agreement, the Company had until December 29, 1998 to acquire 100% of the capital stock of TieTek.


     In December 1997, the Company exercised its option to acquire TieTek and it became a wholly-owned subsidiary of NATK. The Company's consideration for the exercise of the option consisted of the assumption of TieTek's liabilities (totaling $1,470,770, of which $1,463,800 represented the outstanding balance on the Crosstie Loan between NATK and TieTek, and as such is eliminated in the consolidation of the Company's financial statements), the release as collateral of 666,667 shares of Company Common Stock owned by the former shareholders of GAIA, and the execution of a Royalty Agreement providing for certain royalty payments calculated on the gross profit of TieTek for a fifteen year period.
The Royalty Agreement also provides for certain minimum payments in the event the Company does not, or is incapable of, building sufficient manufacturing capacity to meet demonstrated market demand, as defined, for TieTek's synthetic railroad crosstie. The Company intends to actively pursue the commercialization of TieTek's composite railroad crosstie technology.


     Management Restructuring
     ------------------------

     During 1995, the Company underwent a major restructuring of its management group. This restructuring was primarily a result of the acquisition of EET and the merging of EET's existing management personnel into the Company. Included in EET's management was Tim B. Tarrillion, who was named President and Chief Executive Officer of the Company once the merger with EET was completed. When the previous Chairman of the Board of Directors resigned in July 1995, Mr. Tarrillion was also named to the position of Chairman.

     In addition to the executives that joined the Company as a result of the EET acquisition, Mr. Tarrillion hired two individuals in 1995 (Donovan Boyd, as Chief Operating Officer, and Judith Knight Shields, as Chief Financial Officer) who had worked with him when he was President and Chief Operating Officer of EnClean Inc. ("EnClean"). EnClean was a publicly traded industrial and environmental services company that Mr. Tarrillion had co-founded in 1984 which grew to over $100 million in revenues by 1992 and was acquired by Rust International in 1993. In addition, the Company's management team included David Daniels, as a Director and

Executive Vice President of the Company, as well as President of IPF. Mr. Daniels had been a member of the Company's management team prior to 1995.

     As a result of the licensing and/or selling of certain technologies during 1997, the Company again restructured its management group. In November 1997, Donovan Boyd resigned as Chief Operating Officer to accept a position with an unrelated company in Houston. Mr. Boyd remains as a Director of the Company. In December 1997, David Daniels resigned as Executive Vice President and Director of the Company to pursue other interests. The executive management of the Company now consists of Mr. Tarrillion, Ms. Shields, and Dr. Henry Sullivan, one of the original principals of GAIA and the current President of TieTek.

DESCRIPTION OF BUSINESS AND TECHNOLOGIES
----------------------------------------

     TIETEK'S COMPOSITE RAILROAD CROSSTIE TECHNOLOGY
     -----------------------------------------------

     Development of the TieTek Crosstie Technology
     ---------------------------------------------


     Originally, the desire to develop a technology to produce a composite railroad tie was born out of the potentially unique set of properties which might be created by the combination of rubber and plastic, and the potential availability of large sources of recycled rubber and recycled or waste plastics at very low prices. Rubber, primarily elastomers, has a specific set of physical properties which are significantly different from certain types of plastics, commonly referred to as thermoplastics. Elastomers stretch and recover their original shape, whereas thermoplastics are more rigid and can be deformed by pressure or temperature. Each set of properties has its value in specific applications, but usually the two are used in separate situations and not in combination. By using a proprietary technology to combine the two materials together, it was found that products with certain unique properties could be made.

     Because of these unique properties, it was believed early in the development of the TieTek Composite Railroad Crosstie Technology that a synthetic crosstie could be manufactured with properties similar to wooden ties. Such a tie could be used as an equal and interchangeable replacement for wooden ties in any service. The objective was for the TieTek Crosstie to be fastened with a standard spike (with no pre-drilled hole), require no special handling, to be used in mixed service with wooden ties and to use the same track maintenance equipment that is used to install replacement wooden ties. At the same time, because of the properties of the components used, it was believed that the TieTek Crosstie would outlast wooden ties and have significant environmental advantages over the use of wooden ties.

     Another important component of the TieTek Crosstie's development was evolution of the manufacturing system design. TieTek's developers realized early on that the formulation and the manufacturing system had to be coupled together into one system in order to engender a commercially viable technology. The results of their efforts is the current TieTek Composite Railroad Crosstie Technology, which is the marriage of a unique, low-cost composite formulation and an integrated manufacturing system. In September 1997, the manufacturing system's design was verified when a continuous production run produced 400 TieTek Crossties. This production run proved its ability to mass produce a consistent product from multiple and varied feedstocks. In addition, it provided the first use of a quality control system to verify the internal integrity of each tie produced. The equipment and process performed very well and supplied critical data that will be used to design the first production facility.

     The results of the last two years of TieTek's development program is the current TieTek Crosstie, which is believed to achieve or exceed all the product characteristic objectives that were initially established for this technology. The current formulation consists primarily of recycled plastics, rubber, other waste materials and fillers that were identified to meet the performance and cost objectives for this product. The physical properties of the TieTek Crosstie are comparable to wooden ties that have been in service only a few years, and tests have shown that the TieTek Crosstie should retain these properties longer than wooden ties. And unlike wooden ties, every TieTek Crosstie made is essentially identical, with very consistent shape, dimensions, quality and properties. Wooden tie quality can be very inconsistent from tie to tie with some wooden ties often being destroyed or rejected during the installation process. The TieTek Crosstie manufacturing process incorporates a quality control system that verifies each crosstie's properties. Also, the TieTek Crosstie emits much less odor and vapor than wooden creosote-treated ties, and will not have the oily residue on its surface typically experienced with creosoted ties. Since the crosstie is made primarily from recycled plastics and rubber, it will not be susceptible to decay or bug infestation. Although the TieTek Crosstie may be slightly heavier than wooden ties, the additional weight would be minimal, and should not be a problem for the railroad crews, since the ties in the field are handled primarily with mechanically operated equipment.

     In summary, the developers of the TieTek Composite Railroad Crosstie Technology now believe that their product meets their objective of matching most of the qualities of the standard wooden railroad crosstie. In addition, the TieTek Crosstie seems to have several advantages over both wooden and/or other alternate ties. Overall, the outstanding features of the TieTek Crosstie are:

 .  Comparable performance to wooden ties
 .  Can be nailed or spiked just like wood; can be installed with traditional wood tie hardware
 .  No problem with splitting/cracking--no end pieces required
 .  Can be used interchangeably with wood ties
 .  Individual ties are identical in size, weight, dimensions, and overall quality
 .  Can be installed using existing machinery used for wooden ties with no modification
 .  Lasts longer and retains properties longer than wooden ties
 .  Does not require the use of any toxic preservatives
 .  Made from 80% recycled materials
 . Consumes waste products not otherwise easily recycled--rubber tires, etc. . Has no future hidden disposal costs--product can be recycled again
 .  Decreases worldwide consumption of hardwood trees



     In addition, because of its expected longer life compared to wooden ties, the long term cost savings of installing the TieTek Crosstie versus a wooden tie and a concrete tie indicate that the U.S. Railroad industry could save a significant amount of capital currently spent on replacing old, worn-out ties.

     TieTek is now in the process of completing plans for its first permanent production facility. This plant should be able to produce more than 2,000 ties per month and should supply enough product to meet the current demand for field-testing and market introduction of the TieTek Crossties. The production facility will also allow TieTek to expand its product introduction program to include all Class I railroads in the United States, a number of significant U.S. regional railroads, and several major rail interests in foreign countries. The complete commercialization of the technology will be accomplished with the construction of several larger regional production facilities located throughout the U.S. and in countries around the world. TieTek is currently investigating the options of building and operating its own set of plants in combination with a strategy of selling regional manufacturing licenses to third party interests.

     Market for the TieTek Crosstie
     ------------------------------

     The need for replacement ties is set by a country's total miles of track and the rate at which a given crosstie wears out. This rate of deterioration is determined by many factors including the quality of the original material, weather conditions, bug infestation, and volume of traffic over the track. To extend the life expectancy of the wooden tie, it has become common practice to pressure treat the ties with various preservatives to reduce the rate of decay and insect attack. As such, a quality hardwood tie, that has been pressure treated with a preservative (such as creosote), can be expected to last between 25 to 30 years under average conditions and average use, but life expectancy can be as low as 10 years in severe conditions and as much as 50 years in ideal conditions.

     In the United States, wooden ties currently seem to average somewhat less than a 30-year life. Given that there are about 150,000 miles of mainline track in the U.S. and approximately 3,000 ties per mile of track, a 30-year life translates into an annual demand of 15 million replacement ties. However, U.S. total demand is somewhat higher when the demand from shortline railroads, transits and new construction is included. In addition, this demand is expected to increase as the life expectancy of wooden ties decreases due to use of lesser quality wood, restrictions on the use of preservatives, employment of heavier rolling stock and anticipated higher rail traffic volume.

     An analysis of the number of miles of mainline track in selected countries outside the United States suggests that the market for ties outside the United States could be as high as 60 million ties per year. The largest potential markets, outside of the U.S. and North America, are in Europe and Asia.

     Installation and Testing of the TieTek Crosstie
     -----------------------------------------------

     Throughout the development process, working prototypes have been placed in service at various rail sites in different services as described below:

 . Two original test ties were placed in service in March of 1996 on a mainline track near Conroe, Texas. Approximately eighteen freight trains pass over the track per day. The ties have experienced no failures and continue in commercial service.


 . Three ties were installed on the mainline of a Houston area rail terminal in August of 1996.

  The track section where they were installed is considered a "severe service area" due to tonnage, frequency, poor roadbed, 3-degree curve, chemical spillage and high humidity. To date, these ties have passed all inspections by the Senior Right-of-Way Engineer who subsequently approved additional installations at this site.

 . At the same time, three other TieTek crossties were installed in another area of the Houston terminal. One of these ties did develop a crack and was removed for further inspection in early 1997. The crack was the result of a manufacturing flaw (that has since been corrected) and the location of the tie below a loosely bolted rail joint. However, inspection also verified that there was virtually no wear on the critical bottom side of the tie which had been in contact with sharp rock ballast.

 . Another five ties were installed in February 1997 in the same "severe service area" of the Houston terminal. However, this time all five were installed in a row as opposed to being separated by standard wooden ties. These ties were installed using the two types of procedures commonly used for standard wooden ties (i.e. heavy, automated hydraulic equipment versus a backhoe and manual spike driving). The ties performed identically to wooden ties during the installation process in both cases. The ties continue to function without any problems or signs of wear.

 . Ten prototype synthetic ties were installed at the Houston terminal in March
  1997 in consecutive positions on a low speed, high tonnage section of track at the terminal. These ties were installed with a backhoe and manually driven spikes. Later, there was a train derailment (unrelated to the track or ties) over these TieTek crossties and nearby wooden ties. The TieTek Crossties were gouged where the train wheel ran over them, but were subsequently approved for reinstallation by the railroad. The wooden crossties in the area were destroyed and could not be reused. The TieTek crossties were reinstalled and are still in service.

 . Another ten TieTek Crossties were installed in 1997 in another area of severe service in the same Houston terminal. In this new location, several softwood ties had been previously installed and had failed almost immediately after installation. Conversely, the TieTek Crossties that were put in this area have performed very well despite the severe conditions and the previous failure of the softwood ties.

 . In early 1998, one hundred TieTek Crossties were installed under a mainline track in a swampy area of northern Louisiana. Installations crews installed these ties with standard wooden tie procedures and equipment and experienced no problems.

 . In early 1998, ten TieTek Crossties were installed under a shortline railroad's track in Virginia.

 . Twenty TieTek Crossties have been installed at a railroad test track in Pueblo, Colorado. Initial tests indicated performance equivalent to that of wooden ties.

 . Seventy-five TieTek Crossties have been installed on a mainline track in the desert conditions of Colton, California.

 . Eighty TieTek Crossties are scheduled to be installed under a mainline track in East Texas within the next few months.

 . Seventy-five TieTek Crossties await installation under a mainline track in Kansas that is used to transport western coal to eastern markets.

     In addition to the many field installations to date, the TieTek Crosstie prototypes have also been tested by several independent laboratories. Five separate series tests of various TieTek Crosstie prototypes have been conducted at the Wood Science Laboratory at the University of Illinois at Champaign-Urbana under the direction of Dr. Poo Chow. Dr. Chow and the Wood Science Laboratory are partially funded by the American Association of Railroads (AAR), and their testing program was strongly recommended by a major U.S. railroad company. During these series of tests, the TieTek Crosstie has been evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie--measuring resistance to spike drive, spike pull and lateral movement. In these tests, the TieTek Crosstie latest prototype's overall performance was similar to wood ties that would have been in service for just a few years. The laboratory also conducted accelerated aging tests using vacuum, steam, freezing, and water cycles to simulate thirty years of weather-related effects on the ties. These tests showed the TieTek Crossties had much less degradation of properties as compared to wooden ties. In summary, the tests showed that after about five years the TieTek Crosstie prototype's performance would probably be equal to or better than oak and superior to lesser quality woods. Furthermore, the tests indicated a much slower rate of degradation of properties as compared to wooden ties, indicating that the TieTek Crosstie would probably last longer than the equivalent wooden creosote-treated ties.

     TieTek is also testing its crosstie at an independent testing facility known as the Transportation Technology Center in Pueblo, Colorado. This facility is also sponsored by the AAR and conducts a variety of tests on all types of new technologies concerning the track, the locomotives, and the cars used in the U.S. Railroad industry. TieTek has commissioned them to test its crosstie in a variety of tests including the single tie push test and the effect of high volume heavy loads on the life of the tie. The results of these tests are expected during 1998. Initial tests show the TieTek crossties grip the ballast/roadbed at least as well as wooden ties.


     OTHER TECHNOLOGIES
     ------------------

     The Company owns patents related to EET's TECHXTRACT/(R)/ process. TECHXTRACT/(R)/ is a patented technology that permits the extraction of subsurface contaminants without destroying the surface or substrate. Management believes that this technology is unique in its ability to remediate contaminated porous surfaces where surface cleaning is ineffective or insufficient, and physical (destructive) processes are unacceptable or uneconomical.

     The technology was originally developed for removing all types of polychlorinated biphenyls ("PCBs") from an array of substrates. Areas and equipment that have been cleaned using the TECHXTRACT/(R)/ technology are routinely sampled and tested by independent laboratories which have verified that the contaminant extraction process has been successful in achieving levels of extraction that meet the United States Environmental Protection Agency's ("EPA") clean-up standard for PCB's of 10 mg/100cm2. TECHXTRACT/(R)/ was further developed to extract radioactive contaminants for the Department of Energy and several other customers. EET has demonstrated or developed chemistry and applications for the deradiation of concrete floors and walls, metal working equipment, tools, lead bricks/shielding, clothing, internal piping, evaporation basins, and holding tanks. Deradiation has been effective on both surface and fixed contaminants, as verified by surface smears and by alpha, beta/gamma, and x-ray detectors.

     In January 1998, the Company entered into a non-binding letter of intent with an unrelated company in the environmental services industry to sell the patents and technology related to EET's TECHXTRACT process. If the transaction is completed, for which there can be no assurances, the Company would receive consideration of $200,000 cash and long-term notes with a face value of approximately $800,000. The assets that would be sold have a book value of approximately $500,000 on December 31, 1997. In the event this transaction is not consummated, the Company would re-evaluate its options as to other licensing or sale transactions.

     The Company owns patents for a corrosion protection technology known as "Riserclad." The technology was designed to protect steel surfaces in the "splash zone" of marine structures such as offshore oil platforms and bridge pilings and supports. The "splash zone" is an area affected by wave and tidal action in marine environments. This zone cannot be protected by cathodic protection systems that operate below the water line, nor can it be protected for any extended period of time by paint or coating systems that may work well above the waterline. The Riserclad technology uses a patented epoxy coating, known as "Riserbond," that can be applied on any surface above and below the water line and chemically bonds to unprotected steel surfaces. The technology further provides a hard outer shell, known as "Riserclad," which is placed over the metal and epoxy, and also chemically bonds to the epoxy. The hard shell protects the epoxy from damage caused by floating debris, wave action, and marine vessels.

       In November 1997, the exclusive worldwide license for the Riserclad technology was sold to a company comprised of the former President of RII and other unrelated individuals.

     The Biocatalytic Hydrocarbon Upgrade Process (the "BioKatTTM Hydrocarbon Process") is based on enzyme technologies that the Company believes may catalytically alter the molecular structure of long chain hydrocarbons and simultaneously reduce the sulfur and metal content of the treated hydrocarbons. Development of this technology to date has focused on the upgrading of heavy, sulfurous crude oils. Although other companies are pursuing technologies to biologically upgrade crude oil and/or other petroleum fractions, management believes that the manner in which the BiokatTTM Hydrocarbon Process uses the catalytic properties of enzymes distinguishes itself from other competing processes. However, given that the specifics of competing processes are not well defined and are not known to the general industry, the Company cannot completely judge the effectiveness of BioKatTTM versus these other processes.

     During 1997, the Company worked with a major international oil company to further test the effectiveness of this technology. Under this program and under the supervision of the oil company's representatives, the Company produced a certain amount of "upgraded" crude oils and the oil company reimbursed the Company for the time and expense of these production runs. The oil company selected two crude oils for testing which would have a commercial "need" for this technology if it can be fully developed. Although these tests continued to show the positive effects of this technology, the Company and the oil company realized that more development work was needed before this technology could have commercial applications, if at all. Since the Company did not have the resources to complete the development and commercialization of this technology, management began discussions with several companies interested in purchasing or licensing this technology. Such a transaction, if completed, would include an up-front cash payment and future royalties if and when the process became a commercial success. As of the date of this report, these discussions are on-going.


COMPETITION
-----------

     Given that the Company has sold or licensed many of its technologies and businesses and is currently focusing on the TieTek Composite Railroad Crosstie Technology, the Company's direct competition consists of those companies that produce wooden crossties and a small group of competitors who are also attempting to produce some type of synthetic or composite railroad crosstie.

     There are many competitors that produce and sell creosote-treated wooden crossties, but the largest producers of these ties are Allied-Signal Corporation, Kerr-McGee Corporation, Mellott Wood Preserving Company, Western Tar Products Corporation, and several others. These competitors are significantly larger than the Company and have significantly more resources available for the marketing of their products. The wooden tie industry have been very active in positioning their product as the only product that can meet the complete needs of the railroad industry. The Company anticipates that there may be a natural attempt to discredit or delay the acceptance of any synthetic or composite crosstie if such a product is perceived to be a significant threat to the long term demand for wooden crossties.

     There are also many producers of plastic lumber who indicate they are developing a synthetic railroad crosstie, but the only company that seems to have shown an ability to produce any functional prototypes is U.S. Plastic Lumber Corporation, headquartered in Boca Raton, Florida.


SALES, MARKETING AND JOINT VENTURE AGREEMENTS
---------------------------------------------


     As a result of the acquisitions and restructuring that were effected by the Company in 1995 and 1996, and the licensing and/or sale of certain technologies during 1997, the Company's approach to sales and marketing has continued to change over time. Prior to 1997, the Company had a sales and marketing strategy for each of its businesses designed to meet the needs of the structure of their specific market and industry. To varying extent and depending on the specific needs of the market, the Company employed a full range of sales and marketing techniques, including an internal sales staff, manufacturers' representatives, licensees, finders' incentive programs, joint ventures, advertising and other promotional programs. However, as the Company has sold or licensed certain of its technologies, its marketing efforts on all product lines except TieTek's have essentially been eliminated. Although the Company will retain interest in the future success of some of the technologies that it has sold or licensed through royalty agreements, the Company will not take an active part in the sales or marketing of any of those technologies. The Company's sales and marketing strategy is now focused on TieTek's composite railroad crosstie and can be summarized as follows.

     The marketing strategy for the TieTek composite railroad crosstie will be based on its ability to be used as an interchangeable replacement for wooden, creosote-treated crossties. Because management believes that the TieTek crosstie will have several advantages over wooden ties including its ability to resist decay and bug infestation, its longer expected life, its environmental advantages, its ease of handling and performance consistency, TieTek anticipates pricing its crosstie at a slight premium to the standard market price for the highest quality hardwood crossties.

     It is also likely that TieTek will develop a brand name for its product in each country where it is marketed. TieTek has filed a trademark application for the name "TRACKER" in the United States. The intent is to develop an identity for the product within the railroad industry which over time will become almost a generic name for a composite railroad crosstie.

     The initial product introduction strategy for the TieTek crosstie has been intentionally very cautious. Up until recently, TieTek has worked almost exclusively with a single, major railroad to make sure that any product defects or failures were corrected in the initial stages of the product's development and before the prototypes were in widespread use. As TieTek has become more confident in its crosstie's capabilities and soundness, it has begun introducing the product to more railroad companies in the United States. Within the first full year of production from the first commercial scale plant, TieTek plans to introduce and market the product to all Class I railroads and major independent railroads in the United States, and to begin marketing to several major railroads in countries outside the U.S.

     The expected promotional activities for the TieTek crosstie will include joint presentations by TieTek and railroad industry officials at technical conferences sponsored by the railroad industry, advertising in trade journals, advertising for foreign partners and licensees, and seminars with environmental agencies in various states to promulgate the product's environmental advantages.

     TieTek also anticipates that it will use a combination of agents, marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the United States and throughout the world.


PATENTS AND PROPRIETARY RIGHTS
------------------------------

     The Company is the beneficiary of patent protection on the TECHXTRACT/(R)/ process. In addition, EET holds four other patents on environmental treatment technologies that may have commercial value but have not yet produced any significant revenue. Furthermore, GAIA holds a patent on the compounding, molding and extrusion of shapes and structures using recycled polymers. These technologies form the basis for manufacturing products which GAIA had sold historically. As part of the purchase of the Riserclad technology, the Company purchased the rights to two patents covering the epoxy formulations and the Riserclad system. The Company still holds the right to these patents since it sold a license for the technology and not the technology itself.

     In addition, the Company has applied for patent protection for its TieTek composite railroad crosstie technology. This patent application has had its initial review by the U.S. Office of Patents and Trademarks, and TieTek's management believes that it will be granted one or more patents covering the
formulation and manufacturing process included in this technology.   TieTek
also intends to extend the protection of these patents to foreign countries where available and applicable. Furthermore, the Company intends to apply for patents for any other of its technologies as they are developed or extended, if such patent protection is available and advantageous to the Company.

     Beyond these current or future patents, there is currently no patent protection for any other of the Company's products or technologies. While the Company believes it possesses proprietary rights to some of its other products and technologies including unpatented trade secrets and know-how, and that its continuing technological innovations will enable it to maintain a competitive position in the manufacture and use of its products and services, no assurances can be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology, nor can the Company assure that it can meaningfully protect its unpatented trade secrets. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. Although the Company does not believe that its products and processes infringe the patent rights of others, the Company has not obtained a complete patent search with respect to all of its proprietary technologies and there can be no assurance that other issued patents might need to be licensed or circumvented. The Company can make no assurance that its pending patent applications, including but not limited to, the application with respect to its proprietary Crosstie technology, will result in issued patents, that any patents issued will be held valid and enforceable if challenged or that a competitor will not independently develop substantially equivalent proprietary information and technology or competitive noninfringing products or processes. Moreover, although the federal government protects the exclusive production, use or sale of patented technologies, processes, products, mechanical configurations, chemical information or formulations or other patentable proprietary information for seventeen years, the Company is solely responsible for enforcing claims of suspected patent infringement. There can be no assurance that the Company will have the financial resources available to enforce such claims or be successful in asserting any such claims. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

WARRANTY
--------

     Typically, the Company has traditionally provided its services, products, and technologies on an "as is" or "best efforts" basis. As such, no warranty is expressed or implied. However, in some cases, some limited "warranties" do apply. For example, EET has in the past provided its TECHXTRACT/(R)/ services on a "guaranteed results" basis. That is, EET agreed to decontaminate to a preset, verifiable level or the customer will not be required to pay. However, once the cleanup standard is met, no future guarantee is given or required. In only very limited instances, has EET not been paid for the work in connection
with this guarantee, amounting to $10,000 in the aggregate.   However, EET is
currently in a dispute with one of its customers relating to the cost of disposal of certain personal protective equipment that was contaminated during a decontamination project. EET feels that it adequately disclosed the nature of this residual contamination and is not responsible for the alleged disposal problems or costs. Regardless, management believes that any loss related to this disposal issue would be covered by EET's environmental consultants' insurance.

     For TieTek, GAIA, Riserclad, TECHXTRACT/(R)/ and IPF products, the Company does assume some responsibility that the products they manufacture will perform as indicated in company literature. If the products are used as instructed and fail, the Company, at times, will replace the product at no cost to the customer. To date, such replacement of failed or discarded products has not been significant. In addition, the Company carries product liability insurance when it is deemed necessary. Although there have been several product liability claims related to IPF products, management believes its product liability insurance is sufficient for its purposes and any warranty issues are not significant.


RAW MATERIALS
-------------

     Historically, the raw materials used in the Company's products have been readily available from several sources of suppliers. In addition, the Company has not experienced any significant raw material price increases in its recent past. However, the commercial success of the TieTek Composite Crosstie Technology will be highly dependent on the availability and pricing of several key raw materials. A key component in the raw material mix for this product is recycled plastic. The price and availability of recycle plastics can fluctuate significantly, and high prices and tight supply could seriously affect the
economics of manufacturing TieTek's composite crossties.   As part of the
technology's development, TieTek has focused on using multiple, low-grade sources of recycled plastic and feels that the flexibility that it has built into its manufacturing process and its raw material strategy should mitigate the potential effects that changes in raw material supply could have on the
economics of this product.   Still, raw material supply and pricing will always
have a direct and significant effect on the economics of this product line.


RESEARCH AND DEVELOPMENT
------------------------

     The Company is engaged in continuing research and development with respect to the expansion of the commercial opportunities of its products. During the years ended December 31, 1997 and 1996, respectively, the Company incurred $57,489 and $263,936 in research and development expenses.


HUMAN RESOURCES
---------------

     The Company currently employs six full-time employees and one part-time employee. Three of the employees are in management, one is in operations, and all others are in administration and accounting. Only two of the Company's employees have employment agreements. None of its employees are covered by collective bargaining agreements. All of the Company's personnel, as well as companies with which it has an ongoing relationship, however, are covered by non-circumvention, non-disclosure agreements over the Company's technologies. The Company believes that its relations with its employees are good.


GOVERNMENTAL REGULATIONS
------------------------

     Historically, the Company's operations were focused on environmental remediation and related services. The Company's operations were, therefore, subject to extensive federal and state environmental laws and regulations including the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Pollution Prevention Act of 1990, the Superfund Amendments and Reauthorization Act ("SARA") and the state law counterparts of each of these federal laws. These laws and related regulations govern, among other things, the discharge of pollutants into the waters of the United States, the generation and transportation of solid and hazardous waste, the treatment, storage and disposal of such waste and the investigation and remediation of hazardous waste sites. Historically, these environmental laws and regulations directly regulated the Company's operations, subjected it to numerous potential liabilities and required the Company to obtain and maintain numerous permits and approvals in order to conduct its operations.

     With the licensing or selling of certain technologies during 1997, the Company has significantly reduced the effect that environmental regulations will have on the Company's operations. Nevertheless, based on the Company's prior operations, it is still subject to certain of the environmental laws and regulations described above including the liability provisions. The Company continually reviews applicable environmental regulatory requirements, both internally and through independent consultants, and believes that it is in substantial compliance with these requirements. However, since environmental laws and regulations are subject to change, no assurance can be given that existing laws and regulations will not be amended or new laws and regulations will not be adopted which will impose extensive regulations and greater associated costs on the Company in the future.

RISK FACTORS
------------

       The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.


     LACK OF OPERATING REVENUE AND PROFITS
     -------------------------------------

     The Company has incurred an accumulated deficit from its inception to December 31, 1997 of $32,180,115. Further, until the Company is able to generate material revenues from the commercialization of its TieTek Composite Railroad Crosstie, there can be no assurances that profitable operation can be attained or maintained in the short term, if at all. Should losses continue at their historic rate, there can be no assurances that the Company can remain viable as a going concern for more than the short term.

     CAPITAL NEEDS; GOING CONCERN EXPLANATORY PARAGRAPH
     --------------------------------------------------

     Through the year ended December 31, 1997, the Company incurred operating losses which could continue for the near term at expected levels of between $100,000 to $200,000 per month. The Company has historically met its working capital requirements through the license of its technologies, issuance of convertible debentures and financing transactions involving the private placement of equity securities or equity equivalents. Operating revenues have not historically provided a meaningful source of working capital for the Company. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and businesses until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements.

     Management is currently in negotiations with certain holders of the Company's Series F and G Cumulative Convertible Preferred Stock ("Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Holders, through a new subseries of the Series G Cumulative Convertible Preferred Stock, would fund up to $2,000,000 before the end of the second quarter. The new subseries would have approximately the same terms as the Subseries I preferred stock issued in 1997, except that the conversion price would be based upon arms-length negotiations between the Company and the Holders. As of the date of this report, no definitive agreement has been reached with the Holders. It is anticipated that the issuance of the Subseries II shares will be submitted for stockholder approval at the 1998 Annual Meeting of Stockholders, as required by NASDAQ rules.

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

       Due to these uncertainties, the reports of the Company's independent auditors for the years ended December 31, 1997 and 1996 contain an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.


     SUBSTANTIAL DILUTION FROM CONVERTIBLE SECURITIES
     ------------------------------------------------

     The Company is presently authorized to issue 100,000,000 shares of Common Stock, of which 31,318,726 shares are outstanding as of the date of this Report. The Company may in the future be caused to issue up to approximately 32 million additional shares of its Common Stock upon the conversion of its outstanding Series F Convertible Preferred Stock (the "Series F Shares), the Series G Convertible Preferred Stock (the "Series G Shares"), a convertible note and upon the exercise of its outstanding options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock from 31,318,726 to 63,318,726 or more. Issuance of this many shares is likely to have an extremely dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's common stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices its deems appropriate.


     VOLATILITY OF SHARE PRICE - RECENT DECLINE IN MARKET VALUE
     ----------------------------------------------------------

     The market prices of securities of technology companies, including those of the Company, have been historically volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of the Company's products may have a significant impact on the market price of the shares of the Company Common Stock. In addition, the Company's share price may be affected by sales by existing stockholders. Because of these factors, the market price of the Company's Common Stock may be highly volatile.


     REVISIONS TO NASDAQ LISTING STANDARDS; POSSIBLE RESTRICTIONS ON TRADING
     -----------------------------------------------------------------------
     ACTIVITIES
     ----------

       On February 22, 1998 the NASDAQ SmallCap Market adopted new maintenance standards which require all listed companies to maintain a $1.00 minimum bid.
As of the date of this Report, the Company's share price is below $1.00. Pursuant to applicable NASDAQ rules, the Company has until on or about May 26, 1998 to come into compliance with the NASDAQ minimum bid requirement or be subject to possible immediate delisting from the NASDAQ SmallCap Market. A delisting of the Company's common stock from the NASDAQ SmallCap Market could, among other things, adversely affect the Company's ability to attract new investors and to make acquisitions by issuing shares of Common Stock. A delisting will also decrease the liquidity of the shares of Common Stock and consequently reduce the trading price and increase the transaction costs of
trading such shares.   The Board of Directors of the Company has resolved to
effectuate a reverse stock split (the "Reverse Stock Split") in order to reduce the number of outstanding shares of Common Stock of the Company. This is intended to have the effect of increasing the Company's stock price above $1.00 in order to comply with the NASDAQ SmallCap Market maintenance standards. The Reverse Stock Split is subject to approval by the Company's stockholders and will be presented at the Company's Annual Stockholders Meeting which is currently scheduled for May 12, 1998. If the Company's stockholders do not approve the Reverse Stock Split, the Company would be subject to possible immediate delisting from the NASDAQ SmallCap Market. Even if the Company's stockholders approve the Reverse Stock Split, there can be no assurance that this action will raise the bid price of the Company's Common Stock above $1.00, that such price, if achieved, would be maintained, or if maintained that the Company's Common Stock would not be delisted by NASDAQ for other reasons.

     Although the Company intends to effectuate the Reverse Stock Split, in the event that the Company's shares fail to maintain a minimum bid price of $1.00, the Company could be subject to delisting and would instead trade in the less liquid OTC Electronic Bulletin Board and trading in the Common Stock would be subject to certain rules under the Exchange Act which apply to lower-priced securities, otherwise defined as "penny stocks."

     To the extent the Company's securities constitute "penny stocks", Rule 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") will impose limitations upon trading activities which would make sale of the shares more difficult than in the case of securities which were not "penny stocks." Rule 15g-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless first the broker: (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks"; and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

     Furthermore, Rules 15g-2 through 15g-6 promulgated under the Exchange Act provide a series of additional rules requiring broker-dealers engaging in transactions in "penny stocks" to first provide to their customers a series of disclosures and documents, including: (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks"; (ii) all compensation received by the broker-dealer in connection with the transaction;
(iii) current quotation prices and other relevant market data; and (iv) monthly account statements reflecting the fair market value of the securities.

     "Penny stocks" are defined at Rule 3a51-1 as a security other than a security that: (i) is listed on any national securities exchange or The NASDAQ Stock MarketSM; (ii) has a price of $5.00 or more per share or whose issuer is not a "blank check" company; or (iii) whose issuer has net tangible assets in excess of $2,000,000, (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).


       EFFECT OF OUTSTANDING PREFERRED SHARES, OPTIONS AND WARRANTS
       ------------------------------------------------------------

     The holders of the Series F Shares and Series G Shares and outstanding options and warrants thereof are given an opportunity to profit from a rise in the trading price of the Company's Common Stock, with a resulting dilution in the interest of the other stockholders. The holders of such preferred stock may choose to exercise their rights of conversion and the holders of such options and warrants may chose to exercise these instruments, each at prices below the current trading price of the Company's Common Stock and at a time when the Company might be able to obtain additional capital through a new offering of securities at prevailing market prices. The terms on which the Company may obtain additional financing during this period may be adversely affected by the existence of such below market convertible securities.


     COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE
     --------------------------------------------------

     The industries in which the Company participates are highly competitive and subject to rapid and significant technological change. Others may independently develop technologies similar or superior to those of the Company, which may result in the Company's processes or systems becoming less competitive or obsolete. Competition from other companies, as well as universities, research institutions and others may increase as advances in technology are made. Most of the Company's competitors have substantially greater financial and marketing resources and capabilities than the Company.


     TECHNOLOGY RIGHTS
     -----------------

     Although the Company owns or has the right to several patents on its technologies, the Company intends to rely primarily on confidentiality agreements to maintain the proprietary nature of its technology. In addition, the Company may also seek patent protection in certain situations in the future, but the Company does not believe that patents are critical to the successful development of commercially viable processes. In general, the application of the patent laws to the Company's potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, the Company may not be able to protect those patents which have been issued. If the Company is unable to maintain the proprietary nature of its technologies, the Company's financial condition and results of operations could be materially and adversely affected.

     In addition, the Company may seek licenses to other party's technology in order to develop, manufacture and market certain technologies in the future. However, the Company may not be able to obtain necessary licenses or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.


     DEPENDENCE ON THIRD PARTIES; MANUFACTURING DIFFICULTIES
     -------------------------------------------------------

     The Company, at times, is dependent on third parties for the production of its products, equipment and the production of certain enzymes/chemicals used in its technologies. There can be no assurance that these parties will meet the Company's requirements for quality, quantity and timeliness, or that the Company would be able to find substitutes if necessary.

     SALES AND MARKETING
     -------------------

     The Company intends to market certain products in the United States as well as other parts of the world. To do so, the Company must either develop a substantial sales force with technical expertise or license distribution rights to third parties with such expertise. There can be no assurance that the Company will be able to build such a sales force or find appropriate licensees or that sales and marketing efforts will be successful.


     DEPENDENCE ON KEY PERSONNEL
     ---------------------------

     To a material extent, the Company's future success is dependent upon the continued efforts of its Chief Executive Officer, Mr. Tim B. Tarrillion and its Vice-President of Technology, Dr. Henry W. Sullivan. While the Company currently has an employment agreement with Mr. Tarrillion, the Company does not have an employment agreement with Dr. Sullivan. The loss of the services of Mr. Tarrillion and Dr. Sullivan would likely have a material adverse effect on the Company's business. The Company maintains keyman life insurance naming the Company as the beneficiary on Mr. Tarrillion and Dr. Sullivan.


     DIVIDEND POLICY
     ---------------

     To date, the Company has paid no dividends on its shares of Common Stock and does not intend to pay dividends in the foreseeable future.


     CLASSIFIED BOARD; DELAWARE ANTI-TAKEOVER LAW
     --------------------------------------------

     The Company has classified the Board of Directors into three classes, with the members of one class (or one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the voting power of the Company's outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempt would be beneficial to the Company and its stockholders.


     The Company is governed by the provisions of Section 203 of the General
Corporation Law of the State of Delaware (the "GCL"), an anti-takeover law.   In
general, the law prohibits a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. "Business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An "interested stockholder" is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation's voting stock. The supermajority voting provisions in the Company's bylaws and the provisions regarding certain business combinations under the GCL could have the effect of delaying, deferring or preventing a change in control of the Company or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

     Authorization and Discretionary Issuance of Preferred Stock
     -----------------------------------------------------------

     The Company's Certificate of Incorporation authorizes the issuance of up to an aggregate of 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. Although the Company is in discussions with holders of the Series G Shares with respect to an additional investment in the Company upon substantially the same terms as the outstanding Series G Shares, there are no present agreements to issue any additional shares of its preferred stock. However, there can be no assurance that additional shares of preferred stock of the Company will not be issued at some time in the future.


ITEM 2.  PROPERTIES

     The Company leases 7,860 square feet in Houston, Texas for its corporate headquarters which provides executive offices for the Company. This lease expires in September 2000, and has monthly rent obligations of $10,480. The licensor of the Riserclad technology occupies a portion of the office space on a month-to-month basis for $2,200 per month.

     In October 1997, the Company formalized into writing its verbal lease agreement with Mr. Daniels, a former director and officer of the Company, for the 9,000 square foot manufacturing, warehouse and office facility used by IPF. The lease provides for payments of $3,100 per month through January 2001, plus reimbursement to the lessor for insurance and taxes. In connection with the sale of the net assets of IPF, the Company entered into a month-to-month sublease agreement with the purchaser for a monthly rental of $2,100. The Company anticipates that in the event the purchaser terminates the month-to-month agreement, it will be able to utilize the facilities for the operations of TieTek.

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

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There are currently two such actions involving the performance of certain products sold by IPF, and one such action relating to work performed by EET. These claims are currently being handled by the Company's insurance companies, and management believes their outcomes will not have a material adverse effect on the Company's financial position or results of operations.


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


1996                          High Bid     Low Bid
----                          --------     -------
First Quarter                   $1.00        $.50
Second Quarter                   1.50         .56
Third Quarter                    1.13         .69
Fourth Quarter                    .81         .47

1997
----

First Quarter                   $ .81        $.47
Second Quarter                    .75         .44
Third Quarter                     .47         .25
Fourth Quarter                    .31         .09

__________________________

          The high and low bid prices for the Company's Common Stock are rounded to the nearest 1/32. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.


HOLDERS
-------

     Records of the Company's stock transfer agent indicate that as of December 31, 1997, the Company had approximately 400 record holders of its Common Stock. A significant number of the shares of the Company are held by financial institutions in "street name." Inquiry of brokerage sources leads management to believe that it is likely that the Company has more than 3,000 stockholders.


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

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

          During 1997, the Company sold securities in a number of transactions which were exempt from registration under the Securities Act. These transactions are described in detail under Item 6, Management's Discussion and Analysis of Financial Condition and Capital Resources-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 1997:


          Series G Convertible Preferred Stock
          ------------------------------------

          In March 1997, the Company issued 16,400 shares of Series G Convertible Preferred Stock for $1,640,000 in cash. These securities were issued to institutional investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with this transaction.


          Common Stock
          ------------

          In February and May 1997, the Company issued 2,032,944 shares of Common Stock upon conversion of 25 shares of Series E Preferred Stock. These shares were issued to an institutional investor in Europe in reliance upon Regulation S under the Securities Act. No brokerage or underwriting commissions were paid in connection with this transaction.

          In November 1997, the Company issued 2,174,285 shares of Common Stock upon conversion of 13,754 shares of Series F Preferred Stock and 2,500 shares of Series G Preferred Stock. These securities were issued to institutional investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with this transaction.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of North American Technologies Group, Inc. ("NATK") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc. and its subsidiaries are referred to herein as the Company.

          The Company is engaged in the business of identifying, acquiring and commercializing innovative technologies that have applications in various industries. During 1995, 1996 and 1997 the Company completed the following acquisitions: (a) acquired 100% of the outstanding stock of EET, Inc. ("EET") in a transaction accounted for as a pooling-of-interests (March 1995); (b) acquired 100% of the outstanding stock of Industrial Pipe Fittings, Inc. ("IPF") in a transaction accounted for as a pooling-of-interests (June 1995); (c) acquired certain assets of

GAIA Holdings, Inc. and its affiliates through NATK's wholly-owned subsidiary GAIA Technologies, Inc. ("GAIA") (December 1995); (d) acquired certain assets of MPT Services Inc. through NATK's wholly-owned subsidiary Riserclad International, Inc. ("RII") (June 1996); and (e) acquired 100% of the outstanding stock of TieTek, Inc. ("TieTek") in a transaction accounted for using the purchase method (December 1997). These subsidiaries' operations are described as follows: EET provides on-site decontamination of buildings and equipment contaminated with polycholorinated byphenyls, radioactive isotopes or other toxic materials utilizing EET's patented TECHXTRACT system. IPF manufactures and distributes proprietary and standard transition products (custom pipe, pipe fittings and valves). GAIA manufactures and distributes porous pipes used for irrigation purposes and alternative building materials, such as air-conditioner condenser support pads ("A/C pads"), made from recycled rubber and thermoplastic. Riserclad reformulates and markets a corrosion protection system for steel structures in marine applications. TieTek has developed the technology to manufacture synthetic railroad crossties from crumbed tire rubber and other recycled materials.

          The Company evaluates its portfolio of technologies on a periodic basis to determine the best method to use for each technology's commercialization. The Company realizes that the optimum development of its technologies may sometimes necessitate licensing or selling a technology to an outside interest who is in a better position to realize its full potential. As such, it is anticipated that the Company will go through cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies, as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be the greatest long term value to the Company.

          As a result of this evaluation of its technologies, during 1997 the Company sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. As a result, the Company completed the following transactions in 1997: (a) sold the AC pad technology and certain related equipment (June 1997);
(b) sold the net assets of IPF (October 1997); (c) sold certain assets of EET that were used in the Waste Management Services division located in Austin, Texas (October 1997); and (d) licensed the Riserclad technology and sold certain assets of RII (December 1997).

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 1997, the Company incurred net losses of $4,331,291 and had an accumulated deficit of $32,180,115. The Company's net operating losses should continue for the near term at expected levels of between $100,000 to $200,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. As of December 31, 1997 the Company had working capital of $191,184 including a cash balance of $348,991.

          Over the past two years the Company's principal source of capital has been a group of venture capital investors lead by NationsBanc Capital Corporation. The initial round of financing was a private placement of shares of Series F Cumulative Convertible Preferred Stock and warrants to purchase common stock, which raised $6,550,000 in cash proceeds in April and May 1996. The Company completed a second round of financing with many of the same venture capital investors in March 1997 in a private placement of shares of Series G Cumulative Convertible Preferred Stock - Subseries I, which raised $1,640,000 in cash proceeds.

          During 1997, as part of the evaluation of its technologies, the Company licensed or sold several of its technologies. As of a result of these transactions, the Company received cash proceeds from the sale of certain assets of $1,002,221, of which approximately $326,000 was used to repay certain outstanding indebtedness of IPF. The Company also received $100,000 cash as a license fee for the Riserclad Technology. In addition, as the technologies and businesses were licensed or sold, the Company reduced its payroll costs significantly. Currently, the Company employs six full-time employees and one part-time employee. However, even with the reductions in overhead, the Company will need additional cash in order to fund its working capital and the costs anticipated for the commercialization of the TieTek synthetic railroad crosstie.

          Management is currently in negotiations with certain holders of the Company's Series F and G convertible preferred stock ("Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Holders, through a new subseries of the Series G preferred stock, would fund up to $2,000,000 before the end of the second quarter of 1998. The new subseries of preferred stock would have approximately the same terms as the Series G, Subseries I, convertible preferred stock issued in 1997, except that the conversion price would be based upon arms-length negotiations between the Company and the Holders. As of the date of this Report, no definitive agreement has been reached with the Holders, and there can be no assurances that the transaction will be completed or that the Holders will approve subsequent fundings. Due to these uncertainties, the report of the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

          During 1997, the Company used $2,360,550 in cash for its operating activities. This reflects the net loss for the year of $4,331,291 adjusted for non-cash expenses of approximately $2,000,000. Included in the non-cash expenses is an adjustment for the impairment of certain long-lived assets of $1,202,628. See "Impairment of Certain Long-Lived Assets."

          Investing activities provided net cash to the Company of $415,196 during 1997. These funds were generated primarily by the proceeds of $1,002,221 from the sale of certain assets, as described below, less the increase of $547,788 in the note receivable to TieTek during the year.

          In October 1997, the Company sold the net assets of IPF to an unrelated company. As consideration the Company received $900,694 in cash and a six-month non-interest bearing note with an original principal amount of $50,000. The Company recognized a loss of approximately $100,000 on the transaction. Prior to the sale, net revenues were $1,957,587 and $1,919,025, and gross profits were $578,044 and $466,563 for IPF for the years ended December 31, 1997 and 1996, respectively.

     In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to an unrelated company. As consideration, the Company received $55,000 cash. A gain of approximately $20,000 was recognized on the transaction. Prior to the sale, net revenues were $302,709 and $514,620, and gross profits were $116,936 and $192,780 for the Waste Management Services division of EET for the years ended December 31, 1997 and 1996, respectively.

     In November 1997, the Company licensed its Riserclad technology to an unrelated company which included the former President of RII. In addition, the purchaser acquired certain net assets of RII. As consideration, the Company received $100,000 cash as a license fee, $46,527 cash for the sale of certain net assets two notes receivable of $301,960 and $100,000, and future royalty payments to be received on revenues above a specified minimum, as defined, by the new company. The Company recognized a gain of approximately $20,000 on the transaction. Since the future royalty payments are contingent, the Company will record these royalties as income in the period in which they are earned. Prior to the license agreement, net revenues were $345,701 and $389,802 and gross profits were $142,641 and $257,710 for RII for the years ended December 31, 1997 and 1996, respectively.

     Financing activities provided net cash to the Company of $1,167,433 during 1997. These funds were generated primarily by the sale of 16,400 shares of Series G, Subseries I preferred stock for $1,640,000 and the repayment of certain indebtedness of IPF of $326,000 in connection with the sale of its net assets in October 1997.

     In January 1998, the Company entered into a non-binding letter of intent with an unrelated company in the environmental services industry to sell EET's TECHXTRACT technology. If the transaction is completed, for which there can be no assurances, the Company would receive consideration of $200,000 cash and long-term notes with a face value of approximately $800,000. The assets that would be sold have a net book value of approximately $500,000 at December 31, 1997. In the event the transaction is not consummated, the Company would re-evaluate its options as to other licensing or sale transactions. Net revenues were $740,693 and $755,639, and gross profits were $275,684 and $156,458 for
EET's TECHXTRACT product line for the years ended December 31, 997 and 1996, respectively.

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.


     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are expected to have no effect on the Company's financial statement disclosures.


     In February 1998, the Financial Accounting Standards Board issued a new disclosure standard, Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The new standard standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS 132 is expected to have no effect on the Company's financial statement disclosures.


RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 1997 ("1997") AND DECEMBER 31, 1996
("1996")

     The total net loss of $4,331,291 for 1997 reflects a slight increase of $34,895 from the 1996 net loss of $4,296,396. However, included in the net loss for 1997 is an expense for the impairment of long-lived assets totaling $1,202,628. Before the effect of this adjustment in 1997, the net loss decreased $1,167,733. This decrease of $1,167,733 occurred due to a) an increase in gross profits of $148,812, even though revenues decreased $941,140,
b) a decrease in selling, general and administrative expenses of $577,452, and
c) and change of $441,469 from other expense of $404,063 in 1996 to other income of $37,406 in 1997. These fluctuations are described in more detail below.

REVENUES
--------

     Revenues decreased $941,140 to $3,553,117 in 1997 from $4,494,257 in
1996. Approximately $800,000 of this decrease occurred from the reduction in revenues generated by GAIA's AC pad and porous pipe product lines. In June 1997, the Company sold the technology to manufacture the AC pads to an unrelated company, therefore no revenues were recognized during the last six months of 1997. In addition, revenues were limited during the first half of 1997 due to production problems associated with the AC pads. The Company suspended all operations related to the porous pipe product line in 1997, and recognized an impairment in the failure of certain porous pipe related assets of approximately $1,100,000. See "Impairment of Certain Long-Lived Assets." Although the Company sold the net assets of IPF in October 1997, the loss of IPF's operations for the last two months of 1997 did not contribute to the total decrease in 1997's revenues due to increased sales at IPF for the ten months ended October 31, 1997.

          Revenues for IPF were essentially the same for the ten month period prior to its sale in 1997 as compared with the full year of 1996, representing an increase in its product shipments. EET's and Riserclad's revenues decreased slightly in 1997, although EET's revenues for 1997 included its Waste Management Services division for only a ten-month period and Riserclad's revenues included shipments only through November 30, 1997.

          As a result of the licensing or selling certain of its technologies or businesses during 1997, and given the letter of intent entered into in January 1998 for the sale of EET's TECHXTRACT technology, the Company's revenues for 1998 will be minimal until such time as the TieTek Crosstie is commercialized. Substantially all of the revenues recognized in 1997 and 1996 originated from technologies or businesses which were either licensed or sold during 1997, or which are subject to a letter of intent regarding a possible sale.


GROSS PROFIT
------------

          The gross profit percentage for 1997 of 31% improved significantly as compared to the gross profit percentage for 1996 of 21%. This improvement reflects primarily improved margins in EET's TECHXTRACT product line and IPF's business due to better control over wages and material costs. Also, in 1996 the manufacturing operations of GAIA experienced depressed margins due to various manufacturing difficulties.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

          Selling, general and administrative expenses decreased $577,452 to $4,282,925 in 1997 from $4,860,377 in 1996. This decrease reflects primarily the reduction in salary and other employee related costs as the Company reduced its overhead during 1997. The Company anticipates that its salary costs will continue to decrease from an average of approximately $170,000 per month in 1997 to approximately $50,000 per month in 1998.


IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS
---------------------------------------

          Management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1997, as the Company licensed or sold certain of its products or technologies, management determined that an impairment in the value of certain assets had occurred. Accordingly, a valuation adjustment of $1,202,628 has been recognized for the year ended December 31, 1997. Approximately $1,100,000 of this adjustment relates to the patent and certain equipment associated with the porous pipe product line, and represents substantially all of the Company's remaining investment in this product line. Net revenues were $23,850 and $368,488, and gross profits were ($22,719) and $48,958 for the porous pipe product line for the years ended December 31, 1997 and 1996, respectively.


OTHER INCOME AND EXPENSE
------------------------

     In 1996 the Company incurred other expenses totaling $404,063, while in 1997 it incurred other income totaling $37,406, reflecting a positive change of $441,469. This was caused primarily by a decrease in interest expense in 1997 to $94,805 from $260,289 in 1996 due to the exchange in April 1996 to $2,700,000 in convertible debentures for Series F preferred stock.


INCOME TAXES
------------

     The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1997, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included in Items 14(a) and
(b) of this Report and are incorporated by reference thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

          Information with regard to this Item is incorporated by reference to the definitive 1998 Proxy Statement under the captions "ELECTION OF DIRECTORS" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT."


ITEM 10.  EXECUTIVE COMPENSATION

          Information with regard to this Item is incorporated by reference to the definitive 1998 Proxy Statement under the caption "EXECUTIVE COMPENSATION."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information with regard to this Item is incorporated by reference to the definitive 1998 Proxy Statement under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "SECURITY OWNERSHIP OF MANAGEMENT."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with regard to this Item is incorporated by reference to the definitive 1998 Proxy Statement under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


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

C.  EXHIBITS

                    PLAN OF ACQUISITION,
                    REORGANIZATION, ARRANGEMENTS,
                    LIQUIDATION OR SUCCESSION:

               2.1  Agreement and Plan of Merger          Incorporated by reference to the Company's
                    between the Company and EET, Inc.     Current Report on Form 8-K filed under the
                    dated February 7, 1995                Securities Exchange Act of 1934 on March 22,
                                                          1995 (the "March 22, 1995 8-K")

               2.2  Agreement and Plan of Merger          Incorporated by reference to the Company's
                    between Industrial Pipe Fittings,     Form S-4, Commission File No. 33-82112 (the
                    Inc. and the Company dated June 22,   "Form S-4")
                    1995

               2.3  Asset Purchase Agreement between      Incorporated by reference to the Current
                    Gaia Technologies, Inc., Gaia         Report on Form 8-K filed January 12, 1996
                    Holdings, Inc., Thor Ventures, L.C.   ("January 12, 1996 8-K")
                    and Thor Industries, Inc. and the
                    Company dated December 29, 1995

                    INSTRUMENTS DEFINING THE RIGHTS OF
                    SECURITY HOLDERS:

               4.1  Restated Certificate of               Incorporated by reference to the Company's
                    Incorporation                         Form 10-QSB for the six months ended June
                                                          30, 1996.

               4.2  Amended and Restated Bylaws           Incorporated by reference to the Form S-4

               4.3  Master Certificate of Designation     Incorporated by reference to the Form S-3 of
                    of Cumulative Preferred Stock         the Company, SEC File No. 333-26347, ("Form
                    Series G                              S-3")

               4.4  Certificate of Designation of         Incorporated by reference to the Form S-3
                    Cumulative Convertible Preferred
                    Stock, Series G - Subseries I

                    MATERIAL CONTRACTS:

              10.1  Stock Option Agreement between Tim    Incorporated by reference to the Form S-4
                    B. Tarrillion and the Company dated
                    February 7, 1995

              10.2  Stock Option Agreement between        Incorporated by reference to the Form S-4
                    David Daniels and the Company dated
                    February 7, 1995

              10.3  Stock Option Agreement between        Incorporated by reference to the Form S-4
                    Judith Shields and the Company
                    dated February 23, 1995

              10.4  Stock Option Agreement between the    Incorporated by reference to the Form S-4
                    Company and Donovan W. Boyd dated
                    February 23, 1995

              10.5  EET 401(k) Plan                       Incorporated by reference to the Form S-4

              10.6  Amendment to Stock Option Agreement   Incorporated by reference to the Company's
                    of Tim Tarrillion                     Annual Report on Form 10-K for the fiscal
                                                          year ended December 31, 1995 (the "1995 Form
                                                          10-K")

              10.7  Amendment to Stock Option Agreement   Incorporated by reference to the 1995 Form
                    of Donovan W. Boyd                    10-K

              10.8  Amendment to Stock Option Agreement   Incorporated by reference to the 1995 Form
                    of Judith Shields                     10-K

              10.9  Employment Agreement of Tim           Incorporated by reference to the March 22,
                    Tarrillion dated February 7, 1995     1995 8-K

             10.10  Employment Agreement of David         Incorporated by reference to the March 22,
                    Daniels dated February 7, 1995        1995 8-K

             10.11  Employment Agreement of Judith        Incorporated by reference to the March 22,
                    Shields dated February 23, 1995       1995 8-K

             10.12  Employment Agreement of Donovan W.    Incorporated by reference to the Form S-4
                    Boyd dated February 23, 1995

             10.13  Consulting Agreement between          Filed herewith
                    Donovan W. Boyd dated as of October
                    31, 1997

             10.14  Agreement between the Company and     Filed herewith
                    David M. Daniels dated as of
                    December 31, 1997

             10.15  GAIA/Thor Royalty Agreement,          Incorporated by reference to January 12,
                    entered into as of December 29,       1996 8-K
                    1995, by and among GAIA
                    Technologies, Inc., GAIA Holding,
                    Inc., Thor Ventures, L.C. and the
                    Company

             10.16  GAIA-TieTek License Agreement,        Incorporated by reference to January 12,
                    entered into as of December 29,       1996 8-K
                    1995, by and between GAIA
                    Technologies, Inc. and TieTek, Inc.

             10.17  Employment Agreement, entered into    Incorporated by reference to January 12,
                    as of December 29, 1995, between      1996 8-K
                    GAIA Technologies, Inc. and Henry
                    W. Sullivan

             10.18  Stock Option Agreement between        Incorporated by reference to January 12,
                    Henry W. Sullivan and the Company     1996 8-K
                    dated December 29, 1995

             10.19  Crosstie Purchase Option and Loan     Incorporated by reference to January 12,
                    Agreement by and among the Company    1996 8-K
                    and TieTek, Inc., William T.
                    Aldrich, J. Denny Bartell and Henry
                    W. Sullivan dated December 29, 1995

             10.20  Promissory Note, Security Agreement   Incorporated by reference to January 12,
                    and Pledge in the principal amount    1996 8-K
                    of $1,500,000, issued by TieTek,
                    Inc. in favor of the Company, dated
                    December 29, 1995

             10.21  Stock and Warrant Purchase            Incorporated by reference to the 1995 Form
                    Agreement with respect to the         10-K
                    Series F Convertible Preferred Stock

             10.22  Stockholders' Agreement between the   Incorporated by reference to the 1995 Form
                    Company, certain members of its       10-K
                    management, and the Series F Holders

             10.23  Form of Warrant dated as of April     Incorporated by reference to the 1995 Form
                    5, 1996 issued to the Series F        10-K
                    Holders

             10.24  Stock Purchase Agreement dated        Incorporated by reference to the Form S-3
                    March 31, 1997 between the Company,
                    NationsBanc Capital Corporation and
                    Certain Investors

             10.25  Amendment to Stockholders' Agreement  Incorporated by reference to the Form S-3

             10.26  Asset Purchase Agreement by and       Incorporated by reference to the Current
                    among the Company, Industrial Pipe    Report on Form 8-K filed November 13, 1997
                    Fittings, Inc. and Houston IPF, LLC   ("November 13 1997 8-K")
                    dated as of October 31, 1997

             10.27  Lease Agreement by and among David    Incorporated by reference to the November
                    M. Daniels, as lessor, and the        13, 1997 8-K
                    Company, as lessee, dated as of
                    October 30, 1997

                22  Subsidiaries of Registrant            Incorporated by reference to the Form S-4

              23.1  Consent of BDO Seidman LLP            Filed herewith

                27  Financial Data Schedule               Filed herewith


A.        REPORTS ON FORM 8-K

          Current Report on Form 8-K filed November 13, 1997.
          Item 2 - Disposition of assets of Industrial Pipe Fittings, Inc.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.


Dated:  March 24, 1998


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

Signature                              Title                     Date
---------                              -----                     ----

/s/ Tim B. Tarrillion          Chairman, President           March 24, 1998
---------------------          and Director
Tim B. Tarrillion


/s/ Henry W. Sullivan
---------------------          Vice President - Technology   March 24, 1998
Henry W. Sullivan              and Director


/s/ Donovan W. Boyd
---------------------          Director                      March 24, 1998
Donovan W. Boyd


/s/ Richard L. Davis
----------------------         Director                     March 24, 1998
Richard L. Davis


/s/ Edwin H. Knight
-----------------------        Director                     March 24, 1998
Edwin H. Knight


/s/  Douglas C. Williamson
--------------------------     Director                     March 24, 1998
Douglas C. Williamson

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----

NORTH AMERICAN TECHNOLOGIES GROUP, INC. CONSOLIDATED
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants................ F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996...... F-3
Consolidated Statements of Loss for the Years
  Ended December 31, 1997 and 1996................................ F-4
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1997 and 1996.................. F-5 - F-6
Consolidated Statements of Cash Flows for the
  Years Ended December 31, 1997 and 1996.......................... F-7
Notes to Consolidated Financial Statements........................ F-8 - F-27

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional working capital to develop and support its technologies and businesses until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 BDO Seidman, LLP



Houston, Texas
February 24, 1998

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996


                                                                  1997           1996
                                                              -------------  -------------
                  ASSETS
                  ------
Current Assets:
 Cash and cash equivalents..................................  $    348,991   $  1,126,912
 Accounts receivables, less allowance for
   doubtful accounts of $18,000 and $125,000................       285,623        997,411
 Inventories (Note 5).......................................         6,395        585,615
 Current portion of notes receivable (Note 6)...............       100,000              -
 Prepaid expenses and other.................................       103,087        270,200
                                                              ------------   ------------
   Total Current Assets.....................................       844,096      2,980,138
Notes Receivable, less current portion (Note 6).............       881,960      1,374,843
Property and Equipment, Less Accumulated
 Depreciation (Note 7)......................................       149,946      1,060,705
Patents and Purchased Technologies, Less Accumulated
 Amortization of $268,787 and $320,853......................     1,797,128      1,412,739
Goodwill, Less Accumulated Amortization of $603,793
  and $264,890..............................................     2,652,391      2,991,293
Other Intangible Assets, Less Accumulated
 Amortization of $107,007 and $79,570.......................       126,765        224,202
Other.......................................................       292,291        277,799
                                                              ------------   ------------
                                                              $  6,744,577   $ 10,321,719
                                                              ============   ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
Current Liabilities:
 Current maturities of long-term debt (Note 8)..............  $      3,800   $     79,288
 Accounts payable...........................................       248,362        586,418
 Accrued expenses (Note 9)..................................       207,302        287,950
 Deferred dividends payable on preferred stock,
   including accrued interest (Note 10).....................       193,448              -
                                                              ------------   ------------
   Total Current Liabilities................................       652,912        953,656
Long-term Debt, Less Current Maturities (Note 8)............       503,178        821,631
Deferred dividends payable on preferred stock, including
  accrued interest (Note 10)................................        13,985              -
                                                              ------------   ------------
   Total Liabilities........................................     1,170,075      1,775,287
                                                              ------------   ------------
Commitments and Contingencies (Note 13)
Stockholders' Equity (Note 10):
 Convertible preferred stock, $.001 par value, 10,000,000
   shares authorized; 115,364 and 101,429 shares issued.....    11,536,406     10,765,447
 Common stock, $.001 par value, 100,000,000 shares
   authorized; 31,318,726 and 27,111,497 shares issued......        31,320         27,114
 Additional paid-in capital.................................    26,348,323     23,809,619
 Accumulated deficit........................................   (32,180,115)   (25,902,116)
 Less notes receivable for sale of stock....................      (161,432)      (153,632)
                                                              ------------   ------------
   Total Stockholders' Equity...............................     5,574,502      8,546,432
                                                              ------------   ------------
                                                              $  6,744,577   $ 10,321,719
                                                              ============   ============

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997          1996
                                                     -----------   -----------

Revenues (Notes 4 and 16)..........................  $ 3,553,117   $ 4,494,257
Cost of Revenues...................................    2,436,261     3,526,213
                                                     -----------   -----------
   Gross Profit....................................    1,116,856       968,044

Selling, General and Administrative Expenses.......    4,282,925     4,860,377
                                                     -----------   -----------

   Operating Loss before valuation adjustment......   (3,166,069)   (3,892,333)

Impairment of certain long-lived assets (Note 17)..    1,202,628             -
                                                     -----------   -----------

   Operating loss..................................   (4,368,697)   (3,892,333)
                                                     -----------   -----------
Other Income (Expense):
 Interest income...................................      169,402       163,280
 Interest expense (Note 9).........................      (94,805)     (260,289)
 Loss on sale of equipment and other assets........      (51,934)     (138,958)
 Other.............................................       14,743      (168,096)
                                                     -----------   -----------

Total Other Income (Expense).......................       37,406      (404,063)
                                                     -----------   -----------
Net Loss...........................................  $(4,331,291)  $(4,296,396)
                                                     ===========   ===========
Net Loss Per Share (Notes 1 and 10):
 Net Loss Per Common Share - Basic.................  $      (.22)  $      (.25)
                                                     ===========   ===========
 Net Loss Per Common Share - Assuming dilution.....  $      (.22)  $      (.25)
                                                     ===========   ===========
 Weighted Average Number of Common
   Shares Outstanding..............................   28,864,720    24,264,695
                                                     ===========   ===========

         See accompanying notes to consolidated financial statements.



                                                         Preferred Stock                Common Stock
                                                  ------------------------------  -----------------------
                                                       Shares          Amount        Shares       Amount
                                                  ----------------  ------------  -------------  --------
BALANCE, January 1, 1996........................               30   $   750,000     23,927,285   $23,927
Sale of common stock............................                -             -        750,000       750
Stock issued for services.......................                -             -        363,488       364
Issuance of common stock upon conversion
  of convertible debt...........................                -             -        248,131       249
Sale of Series E and F preferred stock..........           65,550     7,800,000              -         -
Issuance of Series F preferred stock in
  exchange for notes payable surrendered........           27,000     2,700,000              -         -
Issuance of common stock upon conversion
  of Series D and E preferred stock.............              (55)   (1,375,000)     2,690,522     2,692
Issuance of common stock to acquire
  minority interest of subsidiary...............                -             -      1,382,071     1,382
Issuance of preferred stock in
  lieu of cash dividends........................            8,904       890,447              -         -
Cancellation of common and treasury stock.......                -             -     (2,250,000)   (2,250)
Costs associated with equity transactions.......                -             -              -         -
Interest on notes receivable from
  stockholders..................................                -             -              -         -
Dividends on preferred stock....................                -             -              -         -
Deemed dividends on preferred stock.............                -             -              -         -
Net loss for the year...........................                -             -              -         -
                                                          -------   -----------     ----------   -------
BALANCE, December 31, 1996......................          101,429    10,765,447     27,111,497    27,114
Sale of Series G preferred stock................           16,400     1,640,000              -         -
Issuance of common stock upon conversion of
  Series E, F and G preferred stock.............          (16,279)   (2,250,407)     4,207,229     4,206
Issuance of preferred stock in lieu of
  cash dividends................................           13,814     1,381,366              -         -
Dividends on preferred stock....................                -             -              -         -
Deemed dividends on preferred stock.............                -             -              -         -
Costs associated with equity transactions.......                -             -              -         -
Interest on notes receivable from stockholders..                -             -              -         -
Net loss for the year...........................                -             -              -         -
                                                          -------   -----------     ----------   -------
BALANCE, December 31, 1997......................          115,364   $11,536,406     31,318,726   $31,320
                                                          =======   ===========     ==========   =======

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

 Additional                         Treasury Stock          Notes
  Paid-In        Accumulated   ------------------------   Receivable
  Capital          Deficit       Shares         Amount   Stockholder    Total
------------    ------------   -----------     --------  -----------  -----------
$ 20,270,015    $(19,794,812)      450,000     $(16,488)  $(145,832)  $ 1,086,810
     749,250               -             -            -           -       750,000
     274,636               -             -            -           -       275,000

     157,934               -             -            -           -       158,183
           -               -             -            -           -     7,800,000

           -               -             -            -           -     2,700,000

   1,372,308               -             -            -           -             -

     620,518               -             -            -           -       621,900

           -        (890,447)            -            -           -             -
       2,250               -      (450,000)      16,488           -        16,488
    (515,375)              -             -            -           -      (515,375)

           -               -             -            -      (7,800)       (7,800)
           -         (42,378)            -            -           -       (42,378)
     878,083        (878,083)            -            -           -             -
           -      (4,296,396)            -            -           -    (4,296,396)
------------    ------------   -----------     --------   ---------   -----------
  23,809,619     (25,902,116)            -            -    (153,632)    8,546,432
           -               -             -            -           -     1,640,000

   2,246,201               -             -            -           -             -

           -      (1,381,366)            -            -           -             -
           -        (194,213)            -            -           -      (194,213)
     371,129        (371,129)            -
     (78,626)              -             -            -           -       (78,626)
           -               -             -            -      (7,800)       (7,800)
           -      (4,331,291)            -            -           -    (4,331,291)
------------    ------------   -----------    ---------   ---------   -----------
$ 26,348,323    $(32,180,115)            -    $       -   $(161,432)  $ 5,574,502
============    ============   ===========    =========   =========   ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                         1997          1996
                                                                     ------------  ------------
Cash flows from operating activities:
 Net loss..........................................................  $(4,331,291)  $(4,296,396)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of long-lived assets................................    1,202,628             -
    Depreciation and amortization..................................      748,815       638,908
    Loss on sale of equipment and other assets.....................       51,934       138,958
    Equity in net loss of joint venture............................       87,391        90,869
    Provision for bad debts........................................       94,853        89,040
    Accrued interest receivable on notes receivable, stockholders..       (7,800)       (7,800)
    Accrued interest payable on deferred dividends.................       13,221             -
    Stock issued for services......................................            -       200,000
    Changes in assets and liabilities:
     Accounts receivable...........................................      (49,803)     (460,305)
     Inventories...................................................      (10,831)     (216,850)
     Prepaid expenses and other current assets.....................      (20,257)     (116,954)
     Other assets..................................................       36,959      (141,081)
     Accounts payable and accrued expenses.........................     (176,369)     (912,353)
                                                                     -----------   -----------
         Net cash used in operating activities.....................   (2,360,550)   (4,993,964)
                                                                     -----------   -----------
Cash flows from investing activities:
 Cash received from sale of net asset of IPF,
  equipment and other assets.......................................    1,002,221        85,000
 Increase in note receivable.......................................     (547,788)     (575,876)
 Purchase of technology and patents................................      (26,717)     (355,705)
 Purchase of property and equipment................................      (12,520)     (548,019)
 Redemption of certificates of deposit.............................            -       200,000
 Payment for non-compete agreement.................................            -      (120,000)
                                                                     -----------   -----------
         Net cash provided by (used in) investing activities.......      415,196    (1,314,600)
                                                                     -----------   -----------
Cash flows from financing activities:
 Issuance of preferred stock.......................................    1,640,000     7,800,000
 Issuance of common stock..........................................            -       750,000
 Issuance of note payable to stockholder...........................            -       250,000
 Repayment of notes payable and long-term debt.....................     (393,941)   (1,410,596)
 Payment for costs of issuing equity...............................      (78,626)     (244,876)
 Payment of preferred dividends....................................            -       (42,378)
                                                                     -----------   -----------
         Net cash provided by financing activities.................    1,167,433     7,102,150
                                                                     -----------   -----------
Net increase (decrease) in cash and cash equivalents...............     (777,921)      793,586
Cash and cash equivalents, beginning of year.......................    1,126,912       333,326
                                                                     -----------   -----------
Cash and cash equivalents, end of year.............................  $   348,991   $ 1,126,912
                                                                     ===========   ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of North American Technologies Group, Inc., ("NATK") and its wholly-owned
subsidiaries.   All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc. and its subsidiaries are referred to herein as the Company.

     The Company is engaged in the business of identifying, acquiring and commercializing innovative technologies that have applications in various industries. During 1995, 1996 and 1997 the Company completed the following acquisitions: (a) acquired 100% of the outstanding stock of EET, Inc. ("EET") in a transaction accounted for as a pooling-of-interests (March 1995); (b) acquired 100% of the outstanding stock of Industrial Pipe Fittings, Inc. ("IPF") in a transaction accounted for as a pooling-of-interests (June 1995); (c) acquired certain assets of GAIA Holdings, Inc. and its affiliates through NATK's wholly-owned subsidiary GAIA Technologies Inc. ("GAIA") (December 1995); (d) acquired certain assets of MPT Services Inc. through NATK's wholly-owned subsidiary Riserclad International, Inc. ("RII") (June 1996); (e) acquired 100% of the outstanding stock of TieTek, Inc. ("TieTek") in a transaction accounted for using the purchase method (December 1997). These subsidiaries' operations are described as follows: EET provides on-site decontamination of buildings and equipment contaminated with polycholorinated biphenyls, radioactive isotopes or other toxic materials utilizing EET's patented TechXTract system. IPF manufactures and distributes proprietary and standard transition products (custom pipe, pipe fittings and valves). GAIA manufactures and distributes porous pipes used for irrigation purposes and alternative building materials, such as air-conditioner condenser support pads ("A/C pads"), made from recycled rubber and thermoplastic. Riserclad reformulates and markets a corrosion protection system for steel structures in marine applications. TieTek has developed the technology to manufacture synthetic railroad crossties from crumbed tire rubber and other recycled materials.

     The Company evaluates its portfolio of technologies on a periodic basis to determine the best method to use for each technology's commercialization. The Company realizes that the optimum development of its technologies may sometimes necessitate licensing or selling a technology to an outside interest who is in a better position to realize its full potential. As such, it is anticipated that the Company will go through cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies, as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be of the greatest long term value to the Company.

     As a result of this evaluation of its technologies, during 1997 the Company sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. As a result, the Company completed the following transactions in 1997: (a) sold the A/C pad technology and certain related equipment (June
1997); (b) sold the net assets of IPF (October 1997); (c) sold certain assets of EET that were used in the Waste Management Services division located in Austin, Texas (October 1997); and (d) licensed the Riserclad technology and sold certain assets of RII (December 1997). In light of these transactions, the Company has changed the names of two of its subsidiaries from Industrial Pipe Fittings, Inc. to NATK IPF, Inc. and from Riserclad International, Inc. to NATK RII, Inc.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     On January 29, 1993, MBCC changed its name to North American Technologies Group, Inc. On November 5, 1993, North American Technologies Group, Inc.
acquired the remaining 41.3% minority interest of its subsidiary NAT.   This
transaction was recorded at book value. Effective August 15, 1996, the Company acquired the remaining 11.1% minority interest of its subsidiary, North American Environmental Group, Inc. ("NAEG") (see Note 3(b)).


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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values during 1997 indicated there had been an impairment to certain assets' carrying values and an adjustment of $1,202,628 has been recognized in the accompanying financial statements (see Note 17). Inherent in this analysis is an estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period.

INVESTMENT IN JOINT VENTURE

     The Company's investment in its 50% owned joint venture was accounted for using the equity method of accounting; whereby, the investment was carried at cost and adjusted for the Company's proportionate share of undistributed earnings or losses.

     During the year ended December 31, 1997, the joint venture ceased operations and the Company wrote-off its investment in the joint venture. For the years ended December 31, 1997 and 1996, the Company's share of operating losses totalled approximately $87,000 and $91,000, respectively, which included approximately $29,000 for the write-off of the Company's investment in 1997. At December 31, 1996, the Company's investment in the joint venture totalled approximately $87,000.

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

RESEARCH AND DEVELOPMENT

     Expenditures for research and development of products and processes and for the operation of pilot projects are charged to expense as incurred. For the years ended December 31, 1997 and 1996, the Company incurred research and development expenses totalling $57,489 and $263,936, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LOSS PER COMMON SHARE

     Effective for the year ended December 31, 1997, the Company was required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). In accordance with SFAS 128, the Company is required to provide basic and dilutive earnings (loss) per common share information.

     The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the years ended December 31, 1997 and 1996, net loss applicable to common stockholders is as follows:

                                                         1997          1996
                                                     -----------   -----------
       Net loss....................................  $(4,331,291)  $(4,296,396)
       Dividends on preferred stock................   (1,575,579)     (932,825)
       Deemed dividends on preferred stock.........     (371,129)     (878,083)
                                                     -----------   -----------
       Net loss applicable to common stockholders..  $(6,277,999)  $(6,107,304)
                                                     ===========   ===========

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1997 and 1996, potential dilutive securities had an anti-dilutive effect and where not included in the calculation of diluted net loss per common share. These securities include options and warrants on 15,878,916 shares of common stock, convertible debt and preferred stock convertible into 333,333 and 15,200,000 shares of common stock, respectively.

     The adoption of SFAS 128 had no effect on net loss per common share for the year ended December 31, 1996, accordingly, no restatement was necessary.

REVENUE RECOGNITION

     Service revenues are recognized as services are performed. Such revenues also include the cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped.

STOCK OPTIONS AND WARRANTS

     The Company accounts for stock options and warrants issued to employees in accordance with APB 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

CONCENTRATION OF CREDIT RISK

     At December 31, 1997, the Company's cash in a financial institution exceeded the federally insured deposit limit by $232,000. The Company extends credit to its customers in various industries, including petrochemical, construction, mining, waterworks and environmental, and there is no concentration of credit risk.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of a Business Enterprise" ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are expected to have no effect on the Company's financial statement disclosures.

     In February 1998, the Financial Accounting Standards Board issued a new disclosure standard. Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). The new standard standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets. The statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Adoption of SFAS 132 is expected to have no effect on the Company's financial statement disclosures.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

     For the years ended December 31, 1997 and 1996, the Company incurred net losses of $4,331,291 and $4,296,396, respectively, and had an accumulated deficit of $32,180,115 at December 31, 1997. Because of these recurring losses, the Company will require additional working capital to develop and support its technologies and businesses until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management is currently in negotiations with certain holders of the Company's Series F and G convertible preferred stock ("Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Holders, through a new subseries of the Series G preferred stock, would fund up to $2,000,000 before the end of the second quarter. The new subseries of preferred stock would have approximately the same terms as the Series G, Subseries I, convertible preferred stock issued in 1997 except that the conversion price would be based upon arms-length negotiations between the Company and the Holders. As of the date of this report, no definitive agreement has been reached with the Holders and there can be no assurance that the transaction will be completed or that the Holders will approve subsequent fundings.

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

NOTE 3 - ACQUISITIONS

     (a) As part of the acquisition of GAIA in December 1995, the Company granted an exclusive license to TieTek to develop the railroad crosstie business using certain technology purchased from GAIA. The Company had the exclusive right and option to purchase TieTek through 1998 if the Company satisfied certain funding obligations, as defined. The Company entered into a loan agreement to provide TieTek up to $1,500,000 to be used exclusively for the development of the crosstie technology.

     In December 1997, the Company exercised its option to acquire 100% of the outstanding stock of TieTek. The Company's consideration consisted of a) the assumption of TieTek's liabilities totalling $1,470,770, of which $1,463,800 represented the outstanding balance on the Crosstie Loan between the Company and TieTek, and as such is eliminated in the consolidation of the accompanying financial statements, b) the release of 666,667 shares of Company common stock as collateral for the Crosstie loan, and c) the execution of a royalty agreement providing for certain royalty payments calculated on the gross profits of TieTek for a fifteen year period. Pursuant to the TieTek royalty agreement, the Company is required by December 1998 to either a) contractually or financially commit to the acquisition, lease or construction of a manufacturing facility, as defined, for the railroad crossties, or b) enter into at least one license agreement, joint venture or other business arrangement with a third-party who owns, leases or commits to construct such a manufacturing facility. In the event this requirement is not satisfied, the Company is required to pay a minimum royalty of $162,500 quarterly until the first commercial shipment of railroad crossties has occurred, but for no longer than fifteen years. As of December 31, 1997, the Company had not entered into any formal agreements regarding the construction of a manufacturing facility, however, management believes the Company will be able to fulfill these obligations prior to December 1998.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     TieTek had been owned by three individuals, one who is a director and an officer of the Company, and another who was a former director of the Company.

     The acquisition of the outstanding stock of TieTek has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. The estimated fair values of the assets acquired are as follows:

                                                Amount
                                              ----------
          Current assets....................  $   34,600
          Equipment.........................      41,755
          Patents and purchased technology..   1,394,415
                                              ----------
                                              $1,470,770
                                              ==========

     The operating results of TieTek are not included in the accompanying statements of loss for the years ended December 31, 1997 and 1996 since the purchase occurred in December 1997. The following proforma summary presents the effect on the statements of loss for the years ended December 31, 1997 and 1996 as if the purchase had occurred at the beginning of 1996.

                                    1997          1996
                                ------------  ------------

          Revenues............  $ 3,567,000   $ 4,494,000
                                ===========   ===========
          Net loss............  $(4,900,000)  $(4,945,000)
                                ===========   ===========
          Net loss per share..         (.24)         (.28)
                                ===========   ===========

     These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

     (b) Effective August 15, 1996, the Company acquired the outstanding minority interest of its subsidiary, North American Environmental Group, Inc. ("NAEG"), by merging it into another wholly-owned subsidiary. The 1,382,071 previously outstanding shares of NAEG were converted on a one-for-one basis into shares of the Company's common stock. This transaction was accounted for using the purchase method of accounting, with the issuance by the Company of 1,382,071 shares of common stock for goodwill of $621,900, which is being amortized over a three-year period.


NOTE 4 - SALE OF CERTAIN ASSETS AND LICENSING AGREEMENTS

     (a) In June 1997, the Company sold the technology for manufacturing air conditioner support pads ("A/C pads"), along with certain related equipment, to an unrelated company. As consideration, the Company received $25,000 cash, a note receivable of $550,000, and future royalty payments through June 2007 up to a maximum of $1,000,000. See Note 6 for the terms of the note receivable.
Since the future royalty payments are contingent, the Company will record these royalties as income in the period in which they are earned. There was no gain or loss on this transaction. Net revenues were $97,690 and $546,683, and gross profits were $13,727 and a deficit of $154,425 for the A/C pad product line for the years ended December 31, 1997 and 1996, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (b) In October 1997, the Company sold the net assets of IPF to an unrelated company. As consideration, the Company received $900,694 in cash and a six-month non-interest bearing note with an original principal amount of $50,000. See Note 6 for terms of the note receivable. The Company recognized a loss of approximately $100,000 on the transaction. Net revenues were $1,957,587 and $1,919,025, and gross profits were $578,044 and $466,563 for IPF for the years ended December 31, 1997 and 1996, respectively.

     (c) In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to an unrelated company. As consideration, the Company received $55,000 cash. A gain of approximately $20,000 was recognized on the transaction. Net revenues were $302,709 and $514,620, and gross profits were $116,936 and $192,780 for the
Waste Management Services division of EET for the years ended December 31, 1997 and 1996, respectively.

     (d) In November 1997, the Company licensed its Riserclad technology to an unrelated company which included the former President of RII. In addition, the purchaser acquired certain net assets of RII. As consideration, the Company received $100,000 cash as a license fee, $46,527 cash for the sale of certain net assets, two notes receivable of $301,960 and $100,000, and future royalty payments to be received on revenues above a specified minimum, as defined, by the new company. See Note 6 for terms of the notes receivable. The Company recognized a gain of approximately $20,000 on the transaction. Since the future royalty payments are contingent, the Company will record these royalties as income in the period in which they are earned. Net revenues were $345,701 and $389,802, and gross profits were $142,641 and $257,710 for RII for the years ended December 31, 1997 and 1996, respectively.

     (e) In January 1998, the Company entered into a non-binding letter of intent with an unrelated company in the environmental services industry to sell ETT's TechXTract technology. If the transaction is completed, for which there can be no assurances, the Company would receive consideration of $200,000 cash and long-term notes with a face value of approximately $800,000. The assets that would be sold have a net book value of approximately $500,000 at December 31, 1997. In the event the transaction is not consummated, the Company would re-evaluate its options as to other licensing or sale transactions. Net revenues were $740,693 and $755,639, and gross profits were $275,684 and $156,458 for EET's TechXTract product line for the years ended December 31, 1997 and 1996, respectively.


NOTE 5 - INVENTORIES

     At December 31, 1997 and 1996, inventories consisted of the following:

                            1997     1996
                           ------  --------
     Raw materials....     $    -  $119,270
     Work-in-process..          -    15,271
     Finished goods...      6,395   451,074
                           ------  --------
                           $6,395  $585,615
                           ======  ========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES RECEIVABLE

     At December 31, 1997 and 1996, notes receivable consisted of the following:

                                                                     1997       1996
                                                                   --------  ----------
     Note receivable from sale of certain equipment of GAIA (a)..  $550,000  $  550,000
     Note receivable from sale of certain assets of RII (b)......   301,960
     Note receivable from sale of certain assets of RII (b)......   100,000
     Note receivable from sale of net assets of IPF (c)..........    30,000           -
     Note receivable from TieTek (d).............................         -     764,843
     Other.......................................................         -      60,000
                                                                   --------  ----------
                                                                    981,960   1,374,843
     Less current maturities.....................................   100,000           -
                                                                   --------  ----------
                                                                   $881,960  $1,374,893
                                                                   ========  ==========

     (a) In November 1996 the Company sold the equipment used to manufacture A/C pads to its new toll manufacturing vendor in Mississippi. As payment for the equipment, the Company received $25,000 cash and a 10% note receivable due in November 2001 that was secured by the equipment. By early 1997 this vendor was producing A/C pads pursuant to the agreement, however it began to experience financial difficulties which caused the Company a concern regarding its long-term ability to continue production. The Company began exploring other options for its A/C pad product line, and in June 1997 sold both the technology and the equipment to an unrelated company. In connection with this transaction, the previous toll manufacturer terminated its contractual agreements with the Company, and shipped the A/C pad equipment to the new purchaser. As a result, the 10% note receivable issued in 1996 for $550,000 was cancelled.

     As consideration for the sale of the A/C pad technology and its related equipment, the Company received $25,000 cash, a new note receivable of $550,000, and future royalty payments through June 2007 up to a maximum of $1,000,000.
The note receivable bears interest at prime less 2% (6.5% at December 31, 1997), and is payable quarterly based upon the number of pads sold during such quarter. However, a minimum payment of $50,000, plus accrued and unpaid interest, is due by June 30, 1998, with minimum payments of $100,000, plus accrued and unpaid interest, due annually thereafter until June 2003. The note is secured by the A/C pad equipment.

     (b) In November 1997, the Company sold certain assets and licensed its Riserclad technology to an unrelated company which included the former president of RII. As a part of the consideration for this transaction, the Company received (a) a note receivable in the principal amount of $301,960, and (b) a note receivable in the principal amount of $100,000.

     The note receivable for $301,960 is non-interest bearing for two years, and bears interest at 6% per annum thereafter. The note is secured by the rights under the license agreement and a certain account receivable of equal dollar amount. Any payments received by the purchaser from this account receivable will be remitted in total to the Company as payment against the note. Any portion of the principal that remains unpaid as of December 1999 will be repaid in eight equal annual installments, plus any accrued and unpaid interest, beginning in December 2000.

     The note receivable for $100,000 bears interest at 6% per annum and is payable in five equal annual installments of $20,000, plus interest, beginning in December 1998. The note is secured by the rights under the license agreement.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c) In connection with the sale of the net assets of IPF, the Company received a non-interest bearing six-month note receivable from the purchaser in the original principal amount of $50,000. The outstanding principal balance of this note is guaranteed by an individual and can be reduced by liabilities incurred by the purchaser that relate to the pre-acquisition operations of IPF that were not specifically assumed at the closing. As of the date of this report, the principal balance outstanding has been reduced to $30,000 because of certain identified liabilities and an allowance for any unknown liabilities that may be incurred in the future.

     (d) In December 1997, the Company exercised its purchase option to acquire 100% of the outstanding stock of TieTek, Inc. As part of the consideration, the Company assumed the obligations of TieTek, which included its note payable to the Company at the date of acquisition of $1,463,800 (including accrued interest). TieTek's note payable, and NATK's corresponding note receivable, have been eliminated in the consolidation of the accompanying financial statements.


NOTE 7 - PROPERTY AND EQUIPMENT
     At December 31, 1997 and 1996, major classes of property and equipment consist of:
                                        1997       1996
                                      --------  ----------
     Machinery and equipment........  $103,356  $1,141,556
     Automobiles....................    20,718      81,232
     Furniture and fixtures.........   124,844     182,120
     Leasehold improvements.........         -      30,955
                                      --------  ----------
                                       248,918   1,435,863
     Less accumulated depreciation..    98,972     375,158
                                      --------  ----------
                                      $149,946  $1,060,705
                                      ========  ==========

NOTE 8 - LONG-TERM DEBT
     At December 31, 1997 and 1996, long-term debt is as follows:
                                                             1997      1996
                                                           --------  --------
     8% convertible debenture, due August 1999 (a)......   $500,000  $500,000
     12% note payable to officer and director, due
      January 31, 1997 (b)..............................          -   120,000
     13%, note payable to officer and director, due
      January 1999 (c)..................................          -   215,458
     Other..............................................      6,978    65,461
                                                           --------  --------
                                                            506,978   900,919
          Less current maturities.......................      3,800    79,288
                                                           --------  --------
                                                           $503,178  $821,631
                                                           ========  ========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (a) In August 1994, the Company borrowed $500,000, bearing interest at 8% per annum, from an individual lender. The loan matures in August 1999 and is unsecured. The Company may prepay the loan with a penalty amounting to 2% of the principal balance for each year the prepayment precedes the scheduled maturity date. The loan is convertible into shares of the Company's common stock at $1.50 per share, which exceeded the fair market value at the date of the agreement. However, if the Company elects to prepay the loan when the market price is below $1.50 per share, the lender has the option to convert the loan into shares of common stock at a 15% discount from the then-current market price.

     (b) The 12%, unsecured note payable to an officer and director of the Company was due on January 31, 1997. At January 31, 1997, the note was renewed whereby $20,000 was due April 1997 with the remaining balance due January 31,
1998.   The note was paid in full on October 31, 1997 in conjunction with the sale of the net assets of IPF.

     (c) In January 1996, an officer and director of the Company loaned $250,000 to IPF under the terms of a 13% promissory note, with monthly payments
of $5,700 and a maturity date of January 1999.   Proceeds from the note were
used to purchase equipment, which served as collateral for the note. The note was paid in full on October 31, 1997 in conjunction with the sale of the net assets of IPF.


NOTE 9 - RELATED PARTY TRANSACTIONS

     Effective December 31, 1997, the Company entered into an agreement with a director and officer of the Company in full settlement of his employment contract. The agreement provides for payments through December 1998 totalling $90,000, vesting of 100,000 options to purchase Common Stock which would have vested through March 1999, and a reduction in the exercise price of certain options to purchase 300,000 shares of Common Stock from $1.25 to $.75. The individual resigned his positions as an officer and director of the Company. An accrual for $90,000 has been included in the accompanying consolidated financial statements for the year ended December 31, 1997. The compensation expense associated with the changes made to the terms of the options was minimal.

     Interest expense incurred on notes payable to an officer and director of the Company totalled approximately $32,000 and $45,000 for the years ended December 31, 1997 and 1996, respectively (see Note 8).


NOTE 10 - STOCKHOLDERS' EQUITY

Series D Preferred Stock

     On December 28, 1995, the Company issued 30 shares of Series D convertible preferred stock ("Series D") for $750,000. During 1996, the Series D shares were converted into 1,249,313 shares of the Company's common stock. The Series D holders were entitled to quarterly cumulative dividends totalling $3,750 per year per share of preferred stock and certain liquidation preferences. The Company paid dividends on the Series D shares during 1996 totalling $35,994.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series E Preferred Stock

     In February and March 1996, the Company issued 50 shares of Series E convertible preferred stock ("Series E") for proceeds of $1,250,000. During 1996, 25 Series E shares were converted into 1,441,209 shares of the Company's common stock. During 1997, the remaining 25 Series E shares were converted into 2,032,944 shares of the Company's common stock. The Series E holders had certain liquidation preferences, and were not entitled to any dividends.

Series F and G Preferred Stock

     In April and May 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F") and stock purchase warrants to purchase 9,250,000 shares of the Company's common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 6,550,000 Series F Warrants. The remaining 27,000 Series F shares and 2,700,000 Series F Warrants were issued in exchange for the surrender of 13.5% convertible subordinated debentures with a principal balance of $2,700,000 that were issued in 1995, and their associated warrants. The Series F Warrants were issued with an original exercise price of $1.00 per share, subject to certain adjustments, and expire on April 8, 2004. As of December 31, 1997, the adjusted warrant exercise price was $.85 per share.

     In March 1997, the Company issued 16,400 shares of Series G, Subseries I, convertible preferred stock ("Series G") for cash proceeds of $1,640,000.

     Dividends accrue on the Series F and G shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments until April 1999, in which case, each holder may elect to either: (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or; (ii) receive payment of the dividend in the form of additional Series F or G shares. During 1997, the Company paid dividends (i) on the Series F shares totalling $1,410,113, of which $1,239,556 was paid by issuance of 12,395 shares of Series F preferred stock, and $170,557 was deferred as a dividend payable, and (ii) on the Series G shares totalling $165,467, of which $141,810 was paid by issuance of 1,419 shares of Series G preferred stock, and $23,656 was deferred as a dividend payable. During 1996, the Company paid dividends on Series F shares totalling $896,831, of which $890,447 was paid by issuance of 8,904 shares of Series F preferred stock and $6,384 in cash.

     The holders of the Series F and G shares have certain liquidation preferences. The Series F and G shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $1.00 and $.45 per share, respectively. In November 1997, the holder of 13,754 Series F shares with a face value of $1,375,407, and 2,500 Series G shares with a face value of $250,000 converted its holdings into 1,612,569 and 561,716 shares of Company common stock, respectively. In conjunction with this transactions, deferred dividends of $193,448, including accrued interest, have been classified as a current liability. As of December 31, 1997, the adjusted conversion rates were $.85 per share for the Series F shares, and $.45 per share for the Series G shares. On or after April 8, 2001, the Series F and G shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price, as defined. Subject to certain conversion rights, the Company may redeem the Series F and G shares at a face value on or after April 8, 2004.

     Each Series F and G share entitles the holder to voting privileges equal to the number of shares of common stock into which such share may be converted from time to time. In addition, the F and G holders have the right to nominate four positions of a nine-member board of directors.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The preferred stock purchase agreements and the certificates of designation for the Series F and G shares contain certain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants that are outside of the Company's control the remedy allows the Series F and G holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the applicable conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. Also, the stock purchase agreement contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants that are within the Company's control, the remedies allow the Series F and G holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F and G holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

Deemed Dividends on Series D, E and G Preferred Stock

     As a result of the conversion privilege and certain other terms of the Series D, E and G shares, on issuance of the Series D, E and G shares the Company incurred deemed (non-cash) dividends totalling $1,249,212. The deemed dividends are computed by taking the difference between the discount to market conversion rate, as defined, and the per share market price of the Company's common stock on the date of the preferred stock issuance. The Company records the non-cash deemed dividend on a pro-rata basis over the conversion period, only impacting the loss per share calculation (see Note 1). The Company recognized deemed dividends totalling $371,129 and $878,083, during the years ended December 31, 1997 and 1996, respectively.

     At December 31, 1997, the Company had common stock reserved for future issuance as follows:
                                         SHARES
                                       ----------
     Conversion of convertible debt..     333,333
     Conversion of preferred stock...  15,200,000
     Stock options outstanding.......   3,100,000
     Stock warrants outstanding......  12,778,916
                                       ----------
                                       31,412,249
                                       ==========


NOTE 11 - STOCK OPTIONS AND WARRANTS

     The Company has not adopted a formal stock option plan, however, as of December 31, 1997, by approval of the Board of Directors, the Company has granted the following stock options; approximately 2,975,000 options to current and former employees and approximately 125,000 options in connection with financing transactions. In addition, the Company had issued stock warrants totalling 12,778,916 primarily in connection with financing transactions.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has elected to continue to account for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees". During the year ended December 31, 1996 all options issued to directors, who are also employees, officers and employees were granted at an exercise price which equalled or exceeded the market price per share at date of grant, accordingly, no compensation was recorded. No options were granted during 1997, however, certain options previously granted had a modification of their exercise price and expiration date which constitutes a new issuance of options in accordance with SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, these options were revalued at the date of the modifications in accordance with SFAS 123. The modified exercise price equalled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

     Effective for the year ended December 31, 1996, the Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996 as follows:
                                 1997               1996
                            ---------------  ------------------

     Dividend yield.......               0%                  0%
     Expected volatility..           94.80%       67.59%-94.78%
     Risk free interest...      5.75%-6.32%        5.21%- 7.14%
     Expected lives.......  2 to 4.5 years   3.67 to 4.5 years

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                       1997          1996
                                                   -----------   -----------
     Net loss applicable to common stockholders
       As reported...............................  $(6,277,999)  $(6,107,304)
                                                   ===========   ===========
       Pro forma.................................  $(6,324,499)  $(7,039,304)
                                                   ===========   ===========
     Loss per share
       As reported...............................  $      (.22)  $      (.25)
                                                   ===========   ===========
       Pro forma.................................  $      (.22)  $      (.29)
                                                   ===========   ===========


     Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1997 and 1996.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of the status of the Company's stock options to employees as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                                                       1997                     1996
                                                                               ---------------------  ------------------------
                                                                                            Weighted-              Weighted-
                                                                                             Average                Average
                                                                                             Exercise               Exercise
                                                                                  Shares      Price      Shares       Price
                                                                               ------------  -------  ------------  ----------
Outstanding at beginning of year.............................................    3,350,000     2.10     3,550,000      $1.99
Granted......................................................................            -        -       200,000       2.50
Exercised....................................................................            -        -             -          -
Forfeited....................................................................     (375,000)    1.00      (400,000)      1.25
                                                                                 ---------    -----     ---------      -----
Outstanding at end of year...................................................    2,975,000   $ 1.01     3,350,000      $2.10
                                                                                 =========   ======     =========      =====
Options exercisable at year-end..............................................    2,400,000   $ 1.02     1,442,500      $1.69
                                                                                 =========   ======     =========      =====
Weighted-average fair value of options  granted during the year..............                $    -                    $ .46
                                                                                             ======                    =====

The following table summarizes information about fixed stock options outstanding at December 31, 1997:
                                           Weighted
                                            Average
                                          Remaining
                                          Contract-
                                    Number      ual        Number
                     Exercise  Outstanding     Life   Exercisable
                        Price  at 12/31/97   (Years)  at 12/31/97
                 ------------    ---------    -----     ---------
                        $ .75      300,000      5.0       300,000
                        $1.00    2,262,500      7.8     1,687,500
                        $1.25      400,000     3.25       400,000
                        $2.50       12,500      7.0        12,500
                 ------------    ---------    -----     ---------
                 $.75 - $2.50    2,975,000      6.9     2,400,000
                 ============    =========    =====     =========

     In accordance with SFAS 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

     At December 31, 1997, the Company had 125,000 stock options outstanding in connection with debt issuances prior to December 31, 1995. These options have exercise prices ranging from $.75 to $1.00 and expire September 1999. During 1997 600,000 stock options issued prior to December 31, 1995 in connection with debt issuances expired. During the year ended December 31, 1996, the Company issued 150,000 stock options to consultants for services rendered. The compensation expense recorded in 1996 based on the fair value of the options at the grant date as calculated using the Black-Scholes option - pricing model was minimal. During 1997 these stock options expired.

     In connection with the stock warrants issued primarily in connection with financing transactions, the Company had 12,778,916 stock warrants outstanding at December 31, 1997, of which all are currently exercisable. These warrants have at prices that range from $.75 to $6.00 per share, which equaled or exceeded the market price per share at the date of grant, and expire through the year 2004. Of these, 9,250,000 are the Series F warrants, which have a current exercise price of $.85 and expire April 2004.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The components of deferred income tax assets at December 31, 1997 and 1996, were as follows:

        DECEMBER 31,                            1997         1996
        ------------                         ----------   -----------

        Deferred tax assets
          Net operating loss carryforward..  $7,502,000   $ 5,403,000
          Impairment of long-lived assets..     409,000             -
          Bad debt reserves................       6,000     1,084,000
          Other............................     238,000       252,000
                                             ----------   -----------
        Gross deferred tax assets..........   8,155,000     6,739,000
        Valuation allowance................  (8,155,000)   (6,739,000)
                                             ----------   -----------
        Net deferred tax assets............  $        -   $         -
                                             ==========   ===========

         At December 31, 1997 and 1996, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes totalling approximately $22,065,000 which, if not utilized, will expire as follows:

        YEAR
        ENDED
    DECEMBER 31,                                AMOUNT
    ------------                                ------

         1999.............................. $   162,000
         2000..............................      32,000
         2001..............................     102,000
         2002..............................     391,000
         2003..............................     376,000
         2004..............................     457,000
         2005..............................     169,000
         2006..............................     559,000
         2007..............................     462,000
         2008..............................   1,669,000
         2009..............................   3,125,000
         2010..............................   3,798,000
         2011..............................   4,469,000
         2012..............................   6,294,000
                                            -----------
                                            $22,065,000
                                            ===========

     The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company rents equipment and office space under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 1997 and 1996 totalled approximately $207,000 and $237,000, respectively.

     Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

               YEAR ENDING DECEMBER 31,                          AMOUNT
               ------------------------                        ----------

                    1998.....................................  $  163,000
                    1999.....................................     163,000
                    2000.....................................     132,000
                    2001.....................................       3,000
                                                               ----------
                                                               $  461,000
                                                               ==========

     In October 1997, the Company entered into a month-to-month sublease agreement with the purchaser of IPF for the lease of the IPF facility. The sublease agreement requires a monthly payment of $2,100. The Company anticipates that in the event the purchaser terminates the lease, it will be able to use the facility for the operations of TieTek.

     See Note 3(a) regarding certain minimum royalty payments pursuant to the TieTek royalty agreement.

     At December 31, 1997, the Company had employment contracts that provide for payments of approximately $300,000 annually through 1999.

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

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There are currently two such actions involving the performance of certain products sold by IPF, and one such action relating to work performed by EET. These claims are currently being handled by the Company's insurance companies, and management believes their outcomes will not have a material adverse effect on the Company's financial position or results of operations.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 31, 1997 and 1996, the Company paid interest totalling approximately $75,000 and $378,000, respectively.

     During the year ended December 31, 1997, the Company had the following non-cash transactions:

     (a) The holder of Series E shares totalling 25 shares, with face value totalling $625,000, converted its holdings into 2,032,944 shares of the Company's common stock.

     (b) The holder of Series F shares totalling 13,754 shares, with face value totalling $1,375,407, converted its holdings into 1,612,569 shares of the Company's common stock.

     (c) The holder of Series G shares totalling 2,500 shares, with face value of $250,000, converted its holdings into 561,716 shares of the Company's common stock.

     (d) The Company issued 12,395 Series F shares in payment of dividends totalling $1,239,556.

     (e) The Company issued 1,419 Series G shares in payment of dividends totalling $141,810.

     (f) The Company recognized deemed dividends of $257,240 on its Series E preferred stock.

     (g) The Company recognized deemed dividends of $113,889 on its Series G preferred stock.

     (h)  The Company accrued dividends totalling $170,557 on Series F shares.

     (i)  The Company accrued dividends totalling $23,656 on Series G shares.

     (j) The Company transferred inventory with a value of $81,950 to property and equipment.

     (k) The Company transferred equipment and patents held for sale with net book values totalling $120,536 and $122,794, respectively, to other assets.

     (l) A portion of the consideration for the acquisition of TieTek was the assumption of liabilities of TieTek totalling $1,470,770, which was allocated to assets acquired as follows: (1) $34,600 to certain current assets (2) $41,755 to equipment and (3) $1,394,415 to patents and purchased technology.

     (m) The Company received notes receivable totalling $50,000 and $401,960 as a portion of the consideration for the sale of certain assets of IPF and RII, respectively.

     During the year ended December 31, 1996, the Company had the following non-cash transactions:

     (a) The Company sold equipment with a net book value of $626,676 for cash of $25,000 and a note of $550,000.

     (b) The Company issued 1,382,071 shares of its common stock for the outstanding minority interest of NAEG and recorded goodwill totalling $621,900. In association with the transaction, the Company reclassified deferred offering costs totalling $221,377 incurred prior to the year ended December 31, 1995 to additional paid-in capital.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (c) The Company issued 363,488 shares of its common stock, of which 100,000 shares were in payment of accrued liabilities at December 31, 1995 totalling $75,000 and 263,488 shares issued for services provided during 1996, totalling $200,000.

     (d) The holder of a $150,000 note payable converted the note and accrued interest totalling $8,185 into 248,131 shares of the Company's common stock.

     (e) The holders of the 13.5% convertible subordinated debentures totalling $2,700,000 surrendered their notes in exchange for 27,000 of the Company's Series F shares. In association with this transaction, net deferred offering costs totalling $49,122 were reclassified to additional paid-in capital.

     (f) The company cancelled 1,800,000 shares of common stock that were held in escrow at December 31, 1995.

     (g) The holders of Series D and E shares totalling 30 and 25 shares, respectively, with original face values totalling $1,375,000, converted their holdings into 1,249,313 and 1,441,209 shares of the Company's common stock.

     (h) The Company issued 8,904 Series F shares in payment of dividends totalling $890,447.

     (i) The Company cancelled 450,000 shares of treasury stock that was recorded as minority interest at December 31, 1995.

     (j) The Company transferred property and equipment with a net book value of $38,863 to inventory.


NOTE 15 - BUSINESS SEGMENTS

     The Company has two reportable business segments, as noted below:

     Environmental Group: Environmental services and energy resource reclamation, including enzyme processes, mechanical systems and bioremedial technologies. See Note 4 for the sale of certain assets, technology and licensing agreements regarding this segment.

     Manufacturing and Distribution Group: Manufactures and distributes proprietary and standard products (custom pipe, pipe fittings and valves). Manufactures and distributes porous pipe, wood substitution, alternative building materials, and railroad crossties made from recycled rubber and thermoplastics. Formulates and markets corrosion protection systems for steel structures in marine applications. See Notes 4 and 17 for the sale of certain assets, technology, licensing agreements and status of certain technology regarding this segment.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1997         1996
                                              ----------   -----------
     Revenues from unaffiliated
      customers:
       Environmental...................       $ 1,128,291  $ 1,270,259
       Manufacturing and Distribution..         2,424,826    3,223,998
                                              -----------  -----------
         Total revenues................       $ 3,553,117  $ 4,494,257
                                              ===========  ===========

     Operating loss:
       Environmental...................       $  (757,800) $  (780,599)
       Manufacturing and Distribution..        (1,842,859)  (1,075,441)
       Corporate and other.............        (1,768,038)  (2,036,293)
                                              -----------  -----------
         Total operating loss..........       $(4,368,697) $(3,892,333)
                                              ===========  ===========


                                                    DECEMBER 31,
                                              -----------------------
                                                 1997         1996
                                              ----------  -----------
     Identifiable assets:
       Environmental...................       $  866,000  $ 2,051,735
       Manufacturing and Distribution..        5,135,402    7,114,584
       Corporate and other.............          743,175    1,155,400
                                              ----------  -----------

                                              $6,744,577  $10,321,719
                                              ==========  ===========


                                                 1997         1996
                                              ----------  -----------
     Capital expenditures:
       Environmental...................       $        -  $     2,103
       Manufacturing and distribution..            6,413      516,095
       Corporate and other.............            6,107       29,821
                                              ----------  -----------

                                              $   12,520  $   548,019
                                              ==========  ===========


                                                 1997         1996
                                              ----------  -----------
     Depreciation and amortization:
       Environmental...................       $  394,924  $   311,779
       Manufacturing and Distribution..          334,491      312,139
       Corporate and other.............           19,400       14,990
                                              ----------  -----------

                                              $  748,815  $   638,908
                                              ==========  ===========


NOTE 16 - FOREIGN SALES

     Export sales by the manufacturing and distribution group to foreign countries were less than 10% of net sales for the year ended December 31, 1997. Export sales totalled $985,000 for the year ended December 31, 1996, of which approximately $415,000, $293,000 and $277,000 were to Kuwait, Nigeria and other foreign countries, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1997, as the Company continued to implement its strategy of licensing or selling certain of its products or technologies, management determined that an impairment in the value of certain assets had occurred. Accordingly, a valuation adjustment of $1,202,628 has been recognized in the accompanying consolidated statement of loss for the year ended December 31, 1997. Approximately $1,100,000 of this adjustment relates to the patent and certain equipment associated with the porous pipe product line, and represents substantially all of the Company's remaining investment in this product line. Net revenues were $23,850 and $368,488, and gross profits were $(22,719) and $48,958 for the porous pipe product line for the year ended December 31, 1997 and 1996, respectively.