Form 10QSB
period 1998-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1998-05-12
CIK 808013

                   U.  S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.
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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 31,318,726 common shares outstanding as of April 30, 1998.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes     No   X
   ---      ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

       ITEM 1.    FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                       3
            March 31, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Loss                                   4
            Three months ended March 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Stockholders' Equity                   5
            Three months ended March 31, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows                             6
            Three months ended March 31, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements                        7

       ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                 9
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.  OTHER INFORMATION

       ITEM 1.     LEGAL PROCEEDINGS                                      12

       ITEM 2.     CHANGES IN SECURITIES                                  12

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                        14

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    14

       ITEM 5.     OTHER INFORMATION                                      14

       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                            MARCH 31        DEC. 31
                                                              1998           1997
ASSETS                                                     UNAUDITED       AUDITED
------                                                   -------------  -------------
Current Assets:
 Cash and cash equivalents.............................  $    244,621   $    348,991
 Accounts receivables, less allowance for
  doubtful accounts of $17,860 and $18,000.............         7,430        285,623
 Inventories...........................................             -          6,395
 Current portion of notes receivable...................       191,529        100,000
 Prepaid expenses and other............................       126,016        103,087
                                                         ------------   ------------

  Total Current Assets                                        569,596        844,096

Notes receivable.......................................     1,573,202        881,960

Property and equipment, less accumulated depreciation
  of $107,792 and $98,972..............................       124,814        149,946

Patents and purchased technologies, less accumulated
 amortization of $295,406 and $268,787.................     1,665,515      1,797,128

Goodwill, less accumulated amortization of $579,396
 and $603,793..........................................     2,200,621      2,652,391

Other intangible assets, less accumulated
 amortization of $51,443 and $107,007..................       103,558        126,765

Other..................................................       267,809        292,291
                                                         ------------   ------------

                                                         $  6,505,115   $  6,744,577
                                                         ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Current maturities of long-term debt..................         3,500          3,800
 Accounts payable......................................       170,140        248,362
 Accrued expenses......................................       313,047        207,302
 Deferred dividends payable on preferred stock,
  including accrued interest...........................       199,976        193,448
                                                         ------------   ------------
  Total current liabilities............................       686,663        652,912
Long-term debt, less current maturities................       502,869        503,178
Deferred dividends payable on preferred stock,
  including accrued interest...........................        14,458         13,985
                                                         ------------   ------------
  Total Liabilities....................................     1,203,990      1,170,075
                                                         ------------   ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 115,364 shares issued....................    11,536,406     11,536,406
 Common stock, $.001 par value, 100,000,000 shares
 authorized; 31,318,726 shares issued..................        31,320         31,320
 Additional paid-in capital............................    26,348,323     26,348,323
 Accumulated deficit...................................   (32,451,542)   (32,180,115)
 Less notes receivable for sale of stock...............      (163,382)      (161,432)
                                                         ------------   ------------

  Total Stockholders' Equity...........................     5,301,125      5,574,502
                                                         ------------   ------------

                                                         $  6,505,115   $  6,744,577
                                                         ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   UNAUDITED

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                     MARCH 31        MARCH 31
                                                       1998            1997
                                                    -----------    ------------

Revenues..........................................   $   17,086    $1,173,455

Cost of revenues..................................       10,755       727,581
                                                     ----------    ----------

     Gross profit.................................        6,331       445,874

Selling, general and administrative expenses......      630,769     1,121,920
                                                     ----------    ----------

     Operating loss...............................     (624,438)     (676,046)
                                                     ----------    ----------

Other Income (Expense):
    Interest income...............................        3,269        31,316
    Interest expense..............................      (20,136)      (24,997)
    Gain on sale of assets........................      369,679             -
    Other.........................................          199       (10,119)
                                                     ----------    ----------

Total Other Income (Expense)......................      353,011        (3,800)
                                                     ----------    ----------

Net Loss..........................................   $ (271,427)   $ (679,846)
                                                     ==========    ==========

Net Loss per share - basic and assuming dilution .   $     (.01)   $     (.04)
                                                     ==========    ==========

Weighted average number of common shares
  outstanding ....................................   31,318,726   27,551,995
                                                     ==========   ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   UNAUDITED

                                    Preferred                Common Stock       Additional                    Notes
                             ------------------------  ----------------------    Paid-In                    Receivable
                               Shares       Amount       Shares      Amount      Capital       Deficit      Stockholder     Total
                             ----------  ------------  ----------  ----------  -----------  -------------  ------------  -----------


Balance December 31, 1997      115,364   $11,536,406   31,318,726     $31,320  $26,348,323  $(32,180,115)    $(161,432)  $5,574,502

Interest on notes
 receivable from
 stockholders                        -             -            -           -            -             -        (1,950)      (1,950)


Net loss for the period              -             -            -           -            -      (271,427)            -     (271,427)
                             ---------   -----------   ----------  ----------  -----------  ------------   -----------   ----------

Balance March 31, 1998         115,364   $11,536,406   31,318,726  $   31,320  $26,348,323  $(32,451,542)  $  (163,382)  $5,301,125
                             =========   ===========   ==========  ==========  ===========  ============   ===========   ==========

Balance December 31, 1996      101,429   $10,765,447   27,111,497     $27,114  $23,809,619  $(25,902,116)    $(153,632)  $8,546,432

Issuance of common stock
 upon conversion of
 Series E preferred
  stock                            (12)     (300,000)     991,121         991      299,009             -             -            -

Issuance of Series G
 preferred stock                16,400     1,640,000            -           -            -             -             -    1,640,000

Interest on notes
 receivable from
 stockholders                        -             -            -           -            -             -        (1,950)      (1,950)


Deemed dividends on
 preferred stock                     -             -            -           -      285,382      (285,382)            -            -

Net loss for the period              -             -            -           -            -      (679,846)            -     (679,846)
                             ---------   -----------   ----------  ----------  -----------  ------------   -----------   ----------

Balance March 31, 1997         117,817   $12,105,447   28,102,618  $   28,105  $24,394,010  $(26,867,344)  $  (155,582)  $9,504,636
                             =========   ===========   ==========  ==========  ===========  ============   ===========   ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                 MARCH 31                   MARCH 31
                                                                   1998                       1997
                                                               ------------               -----------

Net cash used in operating activities........................     $(296,205)               $ (653,783)
                                                                  ---------                ----------

Cash flows from investing activities:
    Cash received from sale of assets........................       200,000                         -
    Payment of patent costs..................................        (7,556)                   (2,987)
    Increase in note receivable..............................             -                  (122,359)
    Purchase of property and equipment.......................            (-)                   (4,310)
                                                                  ---------                ----------

           Net cash provided (used) in investing activities..       192,444                  (129,656)
                                                                  ---------                ----------

Cash flows from financing activities:
    Issuance of preferred stock..............................             -                 1,640,000
    Repayment of notes payable and long-term debt............          (609)                  (18,139)
                                                                  ---------                ----------

           Net cash provided (used) by financing activities..          (609)                1,621,861
                                                                  ---------                ----------

Net increase (decrease) in cash and cash equivalents.........      (104,370)                  838,422
Cash and cash equivalents, beginning of period...............       348,991                 1,126,912
                                                                  ---------                ----------

Cash and cash equivalents, end of period.....................     $ 244,621                $1,965,334
                                                                  =========                ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1997. The report of the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the quarter ended March 31, 1997, there were deemed dividends totaling $285,382 on the Company's Series E and Series G, Subseries I, preferred stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options and warrants on 15,878,916 shares of common stock, convertible debt and preferred stock convertible into 333,333 and 15,200,000 shares of common stock, respectively.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or
intangible asset values associated with it.   Inherent in this analysis is an
estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SALE OF ASSETS

In March 1998, the Company completed the sale of certain assets of EET, Inc. ("EET") to an unrelated company. The assets sold related primarily to EET's patented TechXTract technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totaling $800,271. The first promissory note is in the principal amount of $363,436, bears interest at 6% per annum, and is payable in ten quarterly payments beginning September 30, 1998. The second promissory note is in the principal amount of $436,835, bears interest at 9 1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001. The Company recognized a gain of approximately $370,000 on this transaction.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 for a list of certain important factors that may cause actual results to differ materially from those described below.

The Company evaluates its portfolio of technologies on a periodic basis to determine the best method to use for each technology's commercialization. The Company realizes that the optimum development of its technologies may sometimes necessitate licensing or selling a technology to an outside interest who is in a better position to realize its full potential. As a result of this evaluation in 1997, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might better be developed by outside interests with resources or capabilities in specific areas related to those businesses. During 1997 and through the first quarter of 1998, the Company completed the following transactions: (a) sold the technology to manufacture air conditioner base support pads from recycled products and certain related equipment of GAIA Technologies, Inc. (June 1997); (b) sold the net assets of Industrial Pipe Fittings, Inc. (October 1997); (c) sold certain assets of EET, Inc. that were used in its Waste Management Services division (October
1997) and that related to EET's patented TechXTract technology (March 1998); and
(d) licensed the Riserclad technology and sold certain assets of Riserclad International, Inc. (December 1997).

The Company is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crosstie. The Company anticipates using the proceeds from the proposed sale of its Series G, Subseries II, preferred stock to purchase the necessary equipment and complete any leasehold improvements for its first manufacturing facility, as well as fund its working capital requirements for the short-term. It is anticipated that shipments of the railroad crosstie could begin before the end of 1998. Until such time as the manufacturing facility is completed, and shipments of the railroad crosstie have begun, the Company will have little or no commercial operations or revenues.

RESULTS OF OPERATIONS

REVENUES

The Company sold or licensed most of its technologies during 1997 and is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crosstie. Revenues for the first quarter of 1998 of $17,086 consisted primarily of chemical sales of EET's TechXTract product. These revenues are significantly less than the amount for the first quarter of 1997 of $1,173,455 when the Company derived revenues from its subsidiaries IPF, Riserclad, and GAIA, in addition to EET. With the sale of the TechXTract related assets of EET in March 1998, the Company does

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


not anticipate any future revenues until shipments commence for its railroad crossties later in 1998.

GROSS PROFIT

The gross profit percentage of 37% for the three months ended March 31, 1998 on sales of EET's TechXTract chemicals does not differ significantly from the combined gross profit percentage from several of the Company's subsidiaries of 38% recognized in the three months ended March 31, 1997.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("SGA")

SGA expenses decreased 44% to $630,769 for the current three month period, from $1,121,920 for the three months ended March 31, 1997. The reduction in SGA consists primarily of decreases in salary and other payroll related costs. These reductions have been made possible by the implementation of the Company's strategy to license or sell certain of its technologies or products during 1997, and therefore reduce the corporate structure needed to support the remaining businesses. Following the sale of EETs' TechXTract related assets in March 1998, the Company anticipates its SGA expenses to decrease during the second quarter of 1998, and then remain constant until sales of the TieTek Composite Railroad Crosstie warrant additional increases.

OTHER INCOME AND EXPENSE

Included in Other Income and Expense for the three months ended March 31, 1998 is the gain on the sale of certain EET assets of $369,679.

LIQUIDITY AND CAPITAL RESOURCES

Through the ended December 31, 1997 the Company had incurred operating losses which could continue in the near term at expected levels of between $100,000 to $200,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. Due to these factors, the report of the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of the TieTek Composite Railroad Crosstie and its ability to obtain adequate financing, as to which there can be no assurances.

Over the past two years the Company's principal source of capital has been a group of venture capital investors led by NationsBanc Capital Corporation. The initial round of financing was a

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


private placement of shares of Series F Cumulative Preferred Stock and warrants to purchase common stock, which raised $6,550,000 in cash proceeds in April and May 1996. The Company completed a second round of financing with many of the same venture capital investors in March 1997 in a private placement of shares of Series G Cumulative Preferred Stock - Subseries I, which raised $1,640,000 in cash proceeds.

Since June 1997 the Company licensed or sold most of its technologies. As a result of these transactions, the Company received cash proceeds from the sale of certain assets of $1,202,221, of which approximately $326,000 was used to repay certain outstanding indebtedness of IPF. The Company also received $100,000 cash as a license fee for the Riserclad technology. In addition, as the technologies and businesses were licensed or sold, the Company reduced its payroll costs significantly. Currently, the Company employs six full time and one part-time employee. However, even with the reductions in overhead, the Company will need additional cash in order to fund its working capital and the costs anticipated for the commercialization of the TieTek Composite Railroad Crosstie.

Management is currently in negotiations with certain holders of the Company's Series F and G convertible preferred stock ("Holders") regarding an additional investment in the Company. The preliminary discussions have indicated that the Holders, through a new subseries of the Series G preferred stock, would fund up to $2,000,000 before the end of the second quarter of 1998. The new subseries of preferred stock would have approximately the same terms as the Series G, Subseries I, convertible preferred stock issued in 1997, except that the conversion price would be 90% of the average of the closing bid prices for the Company's common stock for the for the ten days preceding and including June 12, 1998. As of the date of this report, no definitive agreement has been reached with the Holders, and there can be no assurances that the transaction will be completed or that the Holders will approve subsequent fundings. The proposed transaction has been submitted to the Company's stockholders for approval at the 1998 Annual Meeting of Stockholders to be held on May 12, 1998, as required by applicable NASDAQ rules. The transaction is also subject to negotiation of definitive documentation with respect to the transaction and customary conditions. Accordingly, there can be no assurances that the transaction will be completed or the Holders will approve subsequent fundings. If the Company is unable to obtain financing from the Holders in a timely manner for the railroad crosstie business, it will need to pursue other financing or licensing strategies.

For the three months ended March 31, 1998, the Company utilized net cash of $296,205 in operating activities, primarily as a result of its operating losses offset by the gain on the sale of certain EET assets. The Company generated net cash of $192,444 from investing activities, primarily from the cash proceeds of $200,000 from the sale of the EET assets.

                   NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1997. During the three months ended March 31, 1998 there were no significant developments related to these proceedings.

ITEM 2: CHANGES IN SECURITIES:

On March 26, 1998, the Company's Board of Directors unanimously approved and determined to submit to the stockholders of the Company at the 1998 Annual Meeting of Stockholders an amendment (the "Amendment") to the Company's Restated Certificate of Incorporation to effect a reverse stock split (the "Reverse Stock Split").

The Reverse Stock Split will be effective in accordance with a formula based upon the trading price of the Company's Common Stock during the ten (10) days prior to filing of the Amendment. Under this formula, the Reverse Stock Split will be effected pursuant to a ratio calculated by dividing $1.50 by the average of the low bid prices of the Company's Common Stock as reported on the NASDAQ SmallCap Market (the "SmallCap Market") during the ten (10) trading days prior to the filing of the Amendment. In the event that the ratio results in a fractional number, it will be rounded to the next closest whole number; provided, however, if the fraction is .5 it shall be rounded up to the closest whole number. For example, if the average of the low bid prices of the Company's Common Stock during the ten (10) trading days prior to the filing of the Amendment was $.25 per share, the Reverse Stock Split will result in each six (6) shares of the Company's presently outstanding Common Stock being converted into one (1) new share of the Company's Common Stock (the "New Common Stock"). By way of further example, if the average of the low bid prices of the Company's Common Stock during the ten (10) trading days prior to the filing of the Amendment was $.20 per share, the Reverse Stock Split will result in each eight (8) shares of the Company's presently outstanding Common Stock being converted into (1) share of New Common Stock. The Reverse Stock Split shall not affect the number of shares of Series F and G Preferred Stock outstanding, although the conversion rates of the Series F and G Preferred Stock to Common Stock will be proportionately adjusted.

The Board of Directors has also unanimously approved and determined to submit to the stockholders of the Company for approval a proposal to issue and sell up to $2 million of cumulative convertible preferred stock in a private placement transaction (the "Private Placement").

The cumulative convertible preferred stock will be issued under the terms of a Master Certificate of Designation of Cumulative Convertible Preferred Stock, Series G (the "Master Certificate of Designation") and Designation of Subseries ("Designation of Subseries") and will be designated as Cumulative Convertible Preferred Stock, Series G - Subseries II (the "Subseries II Shares"). The

                   NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION


Master Certificate of Designation sets forth the general rights and preferences of the Subseries II Shares.

The Subseries II Shares are a newly designated subseries of the Company's Series G Preferred Stock. All shares of Series G Preferred Stock are issued in subseries pursuant to a Master Certificate of Designation which sets forth the general rights and preferences applicable to all shares of Series G Preferred Stock and a certificate of designation of subseries applicable to a specific subseries. One of the principal features of the Series G Preferred Stock is that they are convertible into shares of Common Stock at any time at the option of the holder thereof. The Conversion Value of all shares of Series G Preferred Stock (the "Series G Conversion Value") is $100 per share. The Series G Conversion Value shall not be subject to adjustment (except in connection with a Recapitalization). The initial conversion price applicable to a particular subseries of Series G Preferred Stock (the "Subseries Conversion Price") is set forth in the applicable certificate of designation of subseries. The Subseries Conversion Price is subject to adjustment for, among other things, additional issuances of Common Stock or securities convertible into Common Stock for consideration less than the Subseries Conversion Price in effect at the time of the issuance of such Common Stock or securities, stock splits, stock dividends and reclassifications.

Each share of Series G Preferred Stock is initially convertible, at the option of the holder thereof, into that number of shares of Common Stock which results from dividing the Subseries Conversion Price in effect for such series at the time of conversion into the Series G Conversion Value. For example, if on the date of conversion the Subseries Conversion Price was $.25, each Subseries II Share would be convertible into 400 shares of Common Stock. Commencing April 5, 2001, each share of Series G Preferred Stock is convertible, at the option of the holder thereof, into that number of shares of Common Stock which results from dividing the lesser of (i) the Subseries Conversion Price in effect for such series at the time of conversion and (ii) 90% of the average closing bid price of the Company's Common Stock during the twenty (20) days preceding the date of conversion into the Series G Conversion Value. For example, if on the date of conversion the Subseries Conversion Price was $.25, and 90% of the average closing bid price of the Company's Common Stock during the twenty (20) days preceding the date of conversion was $.20 each Subseries II Share would be convertible into 500 shares of Common Stock.

Upon conversion, all accrued or declared but unpaid dividends (including any interest accrued thereon calculated as of the date of conversion) on the Series G Preferred Stock shall either be paid in cash, to the extent permitted by applicable law or, at the option of the holder, converted into the number of shares of Common Stock which results from dividing the Subseries Conversion Price in effect at such time into the aggregate of all accrued or declared but unpaid dividends (including any interest accrued thereon calculated as of the date of conversion).

The Series G Preferred Stock are issued at the Conversion Value of $100 per share and are entitled

                   NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION



to a cumulative dividend at a rate of 13.5% of the Conversion Value payable semi-annually. At the option of the holder, the dividends are payable in additional shares of Series G Preferred Stock of the same Subseries. Commencing April 5, 2004, outstanding shares of Series G Preferred Stock are redeemable at the option of the Company by payment to the holder thereof the Conversion Value plus any and all accrued and declared but unpaid dividends.

Although the Company believes that the Reverse Stock Split and the Private Placement will be approved, there can of course be no assurance to that effect.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION: None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

          (10.28) Asset Purchase Agreement, dated as of March 30, 1998, by and among EET, Inc. and Active Environmental Technologies, Inc., incorporated by reference to the Company's Current Report on Form 8-K, dated as of April 14, 1998, filed under the Securities Exchange Act of 1934 ( the "April 1998 Form 8-K").

          (10.29) Promissory Note, dated March 30, 1998, issued by Active Environmental Services, Inc. in the principal amount of $363,436, incorporated by reference to the April 1998 Form 8-K.

          (10.30) Promissory Note, dated March 30, 1998, issued by Active Environmental Services, Inc., in the principal amount of $436,835, incorporated by reference to the April 1998 Form 8-K.

          (27) Financial Data Schedule

     (B) REPORTS ON FORM 8-K:
          The Company filed a report of Form 8-K on April 14, 1998, regarding the sale of certain assets of its subsidiary, EET, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         North American Technologies Group, Inc.


Date: May 12, 1998       /s/  Judith Knight Shields
                         ----------------------------------------------------
                         Judith Knight Shields
                         Chief Financial Officer and Chief Accounting Officer