Form 10QSB
period 1998-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1998-08-13
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission File Number:   0-16217

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                  33-0041789
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

4710 Bellaire Boulevard, Suite 301, Bellaire, Texas           77401
     (Address of principal executive offices)               (Zip Code)

                                 (713) 662-2699
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ----

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ________    No ________

Applicable only to corporate issuers

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 3,479,858 common shares outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format

(Check One):
Yes          No    X
    -------     -------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

       ITEM 1.    FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
            June 30, 1998 (unaudited) and December 31, 1997                 3

         Consolidated Statements of Loss
            Three and six months ended June 30, 1998 and 1997 (unaudited)   4

         Consolidated Statements of Stockholders' Equity
            Six months ended June 30, 1998 and 1997 (unaudited)             5

         Consolidated Statements of Cash Flows
            Six months ended June 30, 1998 and 1997 (unaudited)             6

         Notes to Consolidated Financial Statements                         7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10


PART II. OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                          14

       ITEM 2.  CHANGES IN SECURITIES                                      14

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            15

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        15

       ITEM 5.  OTHER INFORMATION                                          16

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           16

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                                              JUNE 30         DEC. 31
                                                               1998            1997
                                                             UNAUDITED        AUDITED
                                                           -------------   -------------
                            ASSETS
                            ------
Current Assets:
 Cash and cash equivalents..............................   $  1,170,773    $    348,991
 Accounts receivable, less allowance for
  doubtful accounts of $18,000 in 1997..................              -         285,623
 Inventories............................................              -           6,395
 Current portion of notes receivable....................        305,000         100,000
 Prepaid expenses and other.............................        127,936         103,087
                                                           ------------    ------------
  Total Current Assets                                        1,603,709         844,096
Notes receivable........................................      1,336,131         881,960
Property and equipment, less accumulated depreciation
 of $107,859 and $98,972................................        133,715         149,946
Patents and purchased technologies, less accumulated
 amortization of $82,453 and $268,787...................      1,628,467       1,797,128
Goodwill, less accumulated amortization of $658,169
 and $603,793...........................................      2,121,848       2,652,391
Other intangible assets, less accumulated
 amortization of $59,286 and $107,007...................         95,714         126,765
Other...................................................        243,207         292,291
                                                           ------------    ------------
                                                            $ 7,162,791    $  6,744,577
                                                           ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
 Current maturities of long-term debt...................   $          -    $      3,800
 Accounts payable.......................................         81,266         248,362
 Accrued expenses.......................................        243,198         207,302
 Deferred dividends payable on preferred stock,
  including accrued interest............................        307,394         193,448
                                                           ------------    ------------
  Total current liabilities.............................        631,858         652,912
Long-term debt, less current maturities.................        500,000         503,178
Deferred dividends payable on preferred stock,
  including accrued interest............................              -          13,985
                                                           ------------    ------------
  Total Liabilities.....................................      1,131,858       1,170,075
                                                           ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 136,480 and 115,364 shares issued.........     13,647,981      11,536,406
 Common stock, $.001 par value, 100,000,000 shares
  authorized; 3,479,858 shares issued...................         31,320          31,320
 Additional paid-in capital.............................     26,328,595      26,348,323
 Accumulated deficit....................................    (33,811,631)    (32,180,115)
 Less notes receivable for sale of stock................       (165,332)       (161,432)
                                                           ------------    ------------
  Total Stockholders' Equity............................      6,030,933       5,574,502
                                                           ------------    ------------
                                                           $  7,162,791    $  6,744,577
                                                           ============    ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   UNAUDITED

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JUNE 30         JUNE 30        JUNE 30        JUNE 30
                                             1998            1997           1998           1997
                                         ------------   ------------    ------------   -----------
Revenues.............................      $        -     $1,094,674      $   17,086   $ 2,268,129
Cost of revenues.....................               -        774,043          10,755     1,501,624
                                           ----------     ----------     -----------   -----------
     Gross profit....................               -        320,631           6,331       766,505
Selling, general and administrative
  expenses...........................         551,218      1,156,741       1,181,987     2,278,661
                                           ----------     ----------     -----------   -----------
     Operating loss..................        (551,218)      (836,110)     (1,175,656)   (1,512,156)
Other Income (Expense):
    Interest income..................           8,396         43,045          11,665        74,361
    Interest expense.................         (20,030)       (22,406)        (40,166)      (47,403)
    Gain on sale of assets...........               -              -         369,679             -
    Other............................             297        (12,736)            495       (22,856)
                                           ----------     ----------     -----------   -----------
Total Other Income (Expense).........         (11,337)         7,903         341,673         4,102
                                           ----------     ----------     -----------   -----------
Net Loss.............................       $(562,555)    $ (828,207)     $ (833,983)  $(1,508,054)
                                           ==========     ==========     ===========   ===========
Net Loss per share - basic and
  assuming dilution..................           ($.39)         ($.53)          ($.47)        ($.85)
                                           ==========     ==========     ===========    ==========
Weighted average number of common
    shares outstanding...............       3,479,858      3,180,329       3,479,858     3,120,862
                                           ==========     ==========     ===========    ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   UNAUDITED

                                       Preferred            Common Stock         Additional                    Notes
                                 ----------------------  --------------------     Paid-In                    Receivable
                                  Shares       Amount      Shares      Amount     Capital       Deficit      Stockholder   Total
                                 --------   -----------  ---------    -------   -----------  ------------   ------------ ----------

Balance December 31, 1997         115,364   $11,536,406  3,479,858    $31,320   $26,348,323  $(32,180,115)  $(161,432)   $5,574,502

Issuance of Series G
 Subseries II preferred
 stock                             14,000     1,400,000          -          -             -             -           -    1,400,000
Issuance of Series F & G
 preferred stock in lieu
 of cash dividends                  7,116       711,575          -          -             -             -           -      711,575
Costs associated with
  equity transactions                   -             -          -          -       (19,728)            -           -      (19,728)
Interest on notes receivable
 from stockholders                      -             -          -          -             -             -      (3,900)      (3,900)
Dividends on preferred stock            -             -          -          -             -      (797,533)          -     (797,533)
Net loss for the period                 -             -          -          -             -      (833,983)          -     (833,983)
                                  -------   -----------  ---------    -------   -----------  ------------   ---------   ----------
Balance June 30, 1998             136,480   $13,647,981  3,479,858    $31,320   $26,328,595  $(33,811,631)  $(165,332)  $6,030,933
                                  =======   ===========  =========    =======   ===========  ============   =========   ==========
Balance December 31, 1996         101,429   $10,765,447  3,012,388    $27,114   $23,809,619  $(25,902,116)  $(153,632)  $8,546,432

Issuance of common stock upon
  conversion of Series E
  preferred stock                     (25)     (625,000)   225,883      2,033       622,967             -           -            -
Issuance of Series G
 Subseries I preferred
 stock                             16,400     1,640,000          -          -             -             -           -    1,640,000
Issuance of Series F & G
 preferred stock in lieu
 of cash dividends                  6,650       665,000          -          -             -             -           -      665,000
Costs associated with equity
  transactions                          -             -          -          -       (76,138)            -           -      (76,138)
Interest on notes receivable
 from stockholders                      -             -          -          -             -             -      (3,900)      (3,900)
Dividends on preferred stock            -             -          -          -             -      (759,891)          -     (759,891)
Deemed dividends on
 preferred stock                        -             -          -          -       371,129      (371,129)          -            -
Net loss for the period                 -             -          -          -             -    (1,508,054)          -   (1,508,054)
                                  -------   -----------  ---------    -------   -----------  ------------   ---------   ----------
Balance June 30, 1997             124,454   $12,445,447  3,238,271    $29,147   $24,727,577  $(28,541,190)  $(157,532)  $8,503,449
                                  =======   ===========  =========    =======   ===========  ============   =========   ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   JUNE 30         JUNE 30
                                                                     1998           1997
                                                                 ------------   -------------
Net cash used in operating activities.........................    $ (840,001)    $(1,348,316)
                                                                  ----------     -----------
Cash flows from investing activities:
    Cash received from sale of assets.........................       210,125               -
    Payment of patent costs...................................        (7,555)        (22,375)
    (Increase) decrease in notes receivable...................       124,010        (174,076)
    Purchase of property and equipment........................       (38,091)         (7,519)
                                                                  ----------     -----------
           Net cash provided (used) in investing activities...       288,489        (203,970)
                                                                                 -----------
Cash flows from financing activities:
    Issuance of preferred stock...............................     1,400,000       1,640,000
    Repayment of notes payable and long-term debt.............        (6,978)        (53,235)
    Payment of costs and fees of equity issuances.............       (19,728)        (76,138)
                                                                  ----------     -----------
           Net cash provided by financing activities..........     1,373,294       1,510,627
                                                                  ----------     -----------
Net increase (decrease) in cash and cash equivalents..........       821,782         (41,659)
Cash and cash equivalents, beginning of period................       348,991       1,126,912
                                                                  ----------     -----------
Cash and cash equivalents, end of period......................    $1,170,773     $ 1,085,253
                                                                  ==========     ===========

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

The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the three months and six months ended June 30, 1997, there were deemed dividends totaling $85,747 and $371,129, respectively, on the Company's Series E and Series G, Subseries I, preferred stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months and six months ended June 30, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options and warrants on 1,764,324 shares of common stock, convertible debt and preferred stock convertible into 37,037 and 4,101,170 shares of common stock, respectively.

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

STOCKHOLDERS EQUITY

At the Annual Meeting of Stockholders held on May 12, 1998 (the "Annual Meeting"), the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split providing for nine (9) shares of the Company's outstanding stock to be converted into one
(1) new share of the Company's common stock. The reverse stock split was effective for trading on May 13, 1998. Accordingly, the financial statements and all per share data have been restated to reflect the reverse stock split.

Also at the Annual Meeting, the Company's stockholders' approved the issuance of up to $2,000,000 of the Company's Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries II Shares"). The Subseries II Shares have substantially the same terms as the Series G Subseries I Cumulative Convertible Preferred Stock ("Subseries I Shares"), except that the initial conversion price was determined based on a formula, and has been calculated to be $.86625. As of June 30, 1998, the Company had sold 14,000 Subseries II Shares for cash proceeds of $1,400,000.

In June 1998, the Company declared dividends of $675,310 on the outstanding Series F Convertible Preferred Stock ("Series F Shares"), and $122,222 on the outstanding Subseries I and Subseries II Shares. Per the terms of their respective agreements, the holders of these shares elected to receive their dividend payments as follows: the issuance of 5,922 Series F Shares, 1,006 Subseries I Shares, 188 Subseries II Shares, and a deferred dividend of $85,957.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements


amount of $436,835, bears interest at 9 1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001. The Company recognized a gain of approximately $370,000 on this transaction.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crossties. The Company anticipates using the proceeds from the sale of its Series G, Subseries II, preferred stock to purchase the necessary equipment and complete any leasehold improvements for its first manufacturing facility, as well as fund its working capital requirements for the short-term. It is anticipated that shipments of the railroad crosstie could begin before the end of 1998. Until such time as the manufacturing facility is completed, and shipments of the railroad crosstie have begun, the Company will have little or no commercial operations or revenues.

RESULTS OF OPERATIONS

Revenues

The Company sold or licensed most of its technologies during 1997 and is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crosstie. The revenues of $17,086 for the six months ended June 30, 1998 were recognized during the first quarter of 1998 and consisted primarily of chemical sales of EET's TechXTract product. These revenues are significantly less than the amount for the three months ended June 30, 1997 of $1,094,674 and for the six months ended June 30, 1997 of $2,268,129 when the Company derived revenues from its

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


subsidiaries IPF, Riserclad, and GAIA, in addition to EET. With the sale of the TechXTract related assets of EET in March 1998, the Company does not anticipate any future revenues until shipments commence for its railroad crossties later in 1998.

Gross Profit

The gross profit percentage of 37% for the six months ended June 30, 1998 was recognized during the first quarter of 1998 on the sales of EET's TechXTract chemicals. This gross profit percentage does not differ significantly from the combined gross profit percentage from several of the Company's subsidiaries of 34% recognized in the six months ended June 30, 1997.

Selling, General & Administrative Expenses ("SGA")

SGA expenses decreased 52% to $551,218 for the current three month period compared to the same period of the prior year, and decreased 48% to $1,181,987 for the current six month period compared to the same period of the prior year. The reduction in SGA consists primarily of decreases in salary and other payroll related costs. These reductions have been made possible by the implementation of the Company's strategy to license or sell certain of its technologies or products during 1997, and therefore reduce the corporate structure needed to support the remaining businesses. Following the sale of EETs' TechXTract related assets in March 1998, the Company reduced its SGA approximately $80,000 in the second quarter of 1998 as compared with the first quarter of 1998. The Company anticipates that SGA will remain at the current levels until sales of the TieTek Composite Railroad Crosstie warrant additional increases.

Other Income and Expense

Included in Other Income and Expense is the gain on the sale of certain EET assets of $369,679 that was recognized in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Through the year ended December 31, 1997 the Company had incurred operating losses which could continue in the near term at expected levels of between $100,000 to $200,000 per month. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and through the license of its technologies. Operating revenues have not historically provided a meaningful source of working capital for the Company. Due to these factors, the report of the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


commercialization of the TieTek Composite Railroad Crosstie and its ability to obtain adequate financing, as to which there can be no assurances.

Since June 1997 the Company licensed or sold most of its technologies. As a result of these transactions, the Company received cash proceeds from the sale of certain assets of $1,202,221, of which approximately $326,000 was used to repay certain outstanding indebtedness of IPF. The Company also received $100,000 cash as a license fee for the Riserclad technology. In addition, as the technologies and businesses were licensed or sold, the Company reduced its payroll costs significantly. The Company currently employs six employees.

Over the past two years the Company's principal source of capital has been a group of venture capital investors led by NationsBanc Capital Corporation. The initial round of financing was a private placement of shares of Series F Cumulative Preferred Stock and warrants to purchase common stock, which raised $6,550,000 in cash proceeds in April and May 1996. The Company completed a second round of financing with many of the same venture capital investors in March 1997 in a private placement of shares of Series G Cumulative Preferred Stock - Subseries I, which raised $1,640,000 in cash proceeds.

At the Annual Meeting of Stockholders on May 12, 1998, the Company's shareholders approved the issuance of up to $2,000,000 of the Company's Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries II Shares"). The Subseries II Shares have substantially the same terms of the Series G Subseries I Cumulative Convertible Preferred Stock ("Subseries I Shares"), except that the initial conversion price was determined based on a formula which has been calculated to be $.86625. As of June 30, 1998, the Company had sold 14,000 shares of the Subseries II Shares for cash proceeds of $1,400,000. The Company anticipates completing the sale of the remaining $600,000 before the end of the third quarter. The Company estimates that approximately $1,000,000 of these funds will be used to purchase capital equipment and pay for leasehold improvements to the manufacturing facility.

The Company is concentrating its resources on the development of its TieTek Composite Railroad Crosstie business, and in that connection is in the process of equipping a new plant in Houston, Texas in which to commence commercial operations. Management of the Company anticipates that it will require initial capital expenditures of approximately $1,000,000 related to this facility, with additional potential capital expenditures of $5,000,000 to further expand the plant's capacity during 1999 as warranted by market demand. In addition, with the commencement of operations the Company's management anticipates that the Company's net working capital requirements could increase up to $1,000,000 depending upon the operating capacity of the plant. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company's current available assets, and the remainder of the proceeds from the sale of the Subseries II Shares, may not be adequate to meet the Company's liquidity requirements over the next twelve months. The Company will explore a wide range of alternative financing sources for the remainder of its liquidity requirements, and such sources could include equity, debt, leasing or licensing arrangements. While management believes that financing will be available, there can be no assurances to that effect. If the Company is unable to obtain the required financing in a timely manner, the Company may be required to delay the commercialization of the crosstie business.

For the six months ended June 30, 1998, the Company utilized net cash of $840,001 in operating activities, primarily as a result of its operating losses offset by the gain on the sale of certain EET assets. The Company generated net cash of $288,489 from investing activities, primarily from the cash proceeds of $200,000 from the sale of the EET assets and payments received on notes receivable of $124,010. The Company generated $1,373,294 from financing activities, reflecting the sale of $1,400,000 of the Company's Series G Subseries II preferred stock.

The Company intends to update its current accounting software to a Year 2000 compliant version before the end of 1998. The Company does not anticipate any significant conversion issues with regard to this, nor does it expect the cost of such conversion to be significant.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information

Item 1: Legal Proceedings

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1997. During the three months ended June 30, 1998 there were no significant developments related to these proceedings, other than as follows:

In July 1998, the Company entered into a Final Settlement Agreement with its insurance company and a major customer of EET's with regard to an incident that occurred at a disposal facility and which is more fully described in the Company's Form 10QSB for the period ended September 30, 1997. The Company has received full payment on the outstanding receivable from this customer, and as part of the Final Settlement Agreement, was required to pay the deductible on its insurance policy which had been previously been accrued.

Item 2: Changes in Securities:

Reverse Stock Split: Pursuant to approval by the Company's stockholders on May 12, 1998, the Company effectuated a Reverse Stock Split (the "Reverse Stock Split") providing for each nine (9) shares of the Company's presently outstanding Common Stock being converted into one (1) new share of the Company's Common Stock. The reverse Stock Split was effected in order to increase the bid price for the Company's Common Stock on the Nasdaq Small Cap Market to satisfy the $1.00 minimum bid requirement in order to maintain the Company's listing on the Nasdaq Small Cap Market. None of the other rights or preferences of the Company's Common Stock were effected by the Reverse Stock Split.

Issuance of Preferred Stock: Pursuant to approval by the Company's stockholders on May 12, 1998, the company issued and sold 14,000 shares of its Cumulative Convertible Preferred Stock, Series G - Subseries II (the Subseries II Shares") for proceeds of $1,400,000 to NationsBanc Capital Corporation and other Institutional and Accredited Investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder.

The Subseries II Shares are entitled to a cumulative dividend at a rate of 13.5% payable semi-annually. The Company may elect to defer the dividend payments until April 1999 in which case each holder may elect to either have such deferred dividends accrue at a per annum rate of 13.5% or receive payment of the dividend in the form of additional Subseries II Shares.

The Subseries II Shares are convertible, at the option of the holder, into shares of common stock of the Company. The Subseries II Shares have an initial conversion price of $.86625 and each Subseries II Share has a conversion or face value of $100. The Subseries II Shares are initially convertible into that number of shares of common stock which results from dividing the conversion

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information


price in effect at the time of conversion into the conversion or face value. Accordingly, at this time, each Subseries II Share is convertible into 115 shares of common stock of the Company. Commencing April 5, 2001, each Subseries II Share is convertible into that number of shares of common stock which results from dividing the lesser of (i) the conversion price in effect at the time of conversion and (ii) 90% of the average closing bid prices of the Company's common stock as reported on the Nasdaq SmallCap Market during the twenty (20) days preceding the date of conversion into the conversion of face value. The conversion price is subject to adjustment for, among other things, additional issuances of common stock or securities convertible into common stock of the Company for consideration less than the conversion price in effect at the time of the issuance of such common stock or securities, stock splits, stock dividends and reclassifications. The face or conversion value of the Subseries II Shares is not subject to adjustment except in connection with a recapitalization.

Item 3: Defaults upon Senior Securities: None

Item 4: Submission of Matters to a Vote of Security Holders:

On May 12, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, Donovan W. Boyd and Henry W. Sullivan were re-elected as directors of the Company to serve until the 2001 Annual Meeting of Stockholders. With respect to the election of Mr. Boyd, 36,470,422 shares were voted in favor and 464,898 shares were withheld. With respect to the election of Mr. Sullivan, 36,735,678 shares were voted in favor and 199,642 shares were withheld.

At the Meeting, the Company's stockholders also approved the following proposals:

(1) an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split providing for nine (9) shares of the Company's presently outstanding common stock being converted into one (1) new share of the Company's common stock. At the Meeting, 36,387,387 shares were voted for, 472,499 shares were voted against and 35,434 shares abstained with respect to this proposal;

(2) the issuance of up to $2 million of the Company's Cumulative Convertible Preferred Stock, Series G - Subseries II in a private placement transaction. At the Meeting, 23,348,970 shares were voted for, 534, 623 shares were voted against and 13,051,727 shares abstained with respect to this proposal; and

(3) the ratification of BDO Seidman, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998. At the Meeting, 36,670,099 shares were voted for, 93,033 shares were voted against and 172,188 shares abstained with respect to this proposal.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information

Item 5: Other Information: None

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:

          (3.1) Certificate of Amendment to the Restated Certificate of Incorporation of the Company;

          (4.5) Certificate of Designation of the Cumulative Convertible Preferred Stock, Series G - Subseries II;

          (10.31) Form of Joinder to Stockholders' Agreement dated as of May 21, 1998;

          (10.32) Form of Stock Purchase Agreement for an Additional Closing dated as of May 21, 1998 by and among the Company, its operating subsidiaries, NationsBanc Capital Corporation and certain other Investors.

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


                          North American Technologies Group, Inc.


Date:  August 13, 1998     /s/ Tim B. Tarrillion
                          ----------------------------------------
                          Tim B. Tarrillion
                          President and Chief Executive Officer



Date: August 13, 1998     /s/  Judith Knight Shields
                          ----------------------------------------
                          Judith Knight Shields
                          Chief Financial Officer and Chief Accounting Officer