Form 10QSB
period 1998-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1998-11-13
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
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

                                 (713) 662-2699
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ----   ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 3,479,858 common shares outstanding as of October 31, 1998.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

(CHECK ONE):
Yes      No  X
    ----   ----

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

       ITEM 1.    FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                        3
            September 30, 1998 (unaudited) and December 31, 1997

         Consolidated Statements of Loss                                    4
            Three and nine months ended September 30, 1998 and 1997
             (unaudited)

         Consolidated Statements of Stockholders' Equity                    5
            Nine months ended September 30, 1998 and 1997 (unaudited)

         Consolidated Statements of Cash Flows                              6
            Nine months ended September 30, 1998 and 1997 (unaudited)

         Notes to Consolidated Financial Statements                         7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                          16

       ITEM 2.  CHANGES IN SECURITIES                                      16

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            16

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16

       ITEM 5.  OTHER INFORMATION                                          16

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           16

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                             SEPT. 30         DEC. 31
                                                               1998            1997
                                                             UNAUDITED        AUDITED
                                                           -------------   -------------
                        ASSETS
                        ------
Current Assets:
 Cash and cash equivalents..............................    $ 1,004,118     $   348,991
 Accounts receivable, less allowance for
  doubtful accounts of $18,000 in 1997..................              -         285,623
 Inventories............................................         84,842           6,395
 Current portion of notes receivable....................         80,000         100,000
 Prepaid expenses and other.............................        190,301         103,087
                                                             ----------      ----------

  Total Current Assets                                        1,359,261         844,096

Notes receivable........................................        910,610         881,960

Property and equipment, less accumulated depreciation
 of $133,070 and $98,972................................        421,663         149,946

Patents and purchased technologies, less accumulated
 amortization of $107,002 and $268,787..................      1,608,745       1,797,128

Goodwill, less accumulated amortization of $736,943
 and $603,793...........................................      2,043,075       2,652,391

Other intangible assets, less accumulated
 amortization of $67,132 and $107,007...................         87,868         126,765

Other...................................................        123,401         292,291
                                                             ----------      ----------

                                                            $ 6,554,623     $ 6,744,577
                                                             ==========      ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
 Current maturities of long-term debt...................    $   500,000     $     3,800
 Accounts payable.......................................        148,950         248,362
 Accrued expenses.......................................        158,651         207,302
 Deferred dividends payable on preferred stock,
  including accrued interest............................        317,768         193,448
                                                             ----------      ----------

  Total current liabilities.............................      1,125,369         652,912

Long-term debt, less current maturities.................              -         503,178
Deferred dividends payable on preferred stock,
  including accrued interest............................              -          13,985
                                                             ----------      ----------

  Total Liabilities.....................................      1,125,369       1,170,075
                                                             ----------      ----------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 136,980 and 115,364 shares issued.........     13,697,981      11,536,406
 Common stock, $.001 par value, 100,000,000 shares
  authorized; 3,479,858 shares issued...................         31,320          31,320
 Additional paid-in capital.............................     26,323,048      26,348,323
 Accumulated deficit....................................    (34,455,813)    (32,180,115)
 Less notes receivable for sale of stock................       (167,282)       (161,432)
                                                             ----------      ----------

  Total Stockholders' Equity............................      5,429,254       5,574,502
                                                             ----------      ----------

                                                            $ 6,554,623     $ 6,744,577
                                                             ==========      ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED


                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 SEPT. 30            SEPT. 30           SEPT. 30        SEPT. 30
                                                                   1998                1997               1998            1997
                                                              -------------        -------------     ------------    ------------

Revenues..............................................            $       -          $ 1,029,625      $    17,086     $ 3,297,754
Cost of revenues......................................                    -              711,281           10,755       2,212,905
                                                                  ---------          -----------      -----------     -----------
     Gross profit.....................................                    -              318,344            6,331       1,084,849
Selling, general and administrative expenses..........              536,643            1,007,573        1,718,630       3,286,234
                                                                  ---------          -----------      -----------     -----------
     Operating loss before valuation adjustment.......             (536,643)            (689,229)      (1,172,299)     (2,201,385)
Valuation adjustment relating to certain long-lived
   assets.............................................                    -            1,029,994                -       1,029,994
                                                                  ---------          -----------      -----------     -----------
     Operating loss...................................             (536,643)          (1,719,223)      (1,712,299)     (3,231,379)
                                                                  ---------          -----------      -----------     -----------
Other Income (Expense):
    Interest income...................................               23,716               37,561           35,381         111,922
    Interest expense..................................             (131,842)             (24,932)        (172,008)        (72,335)
    Gain on sale of assets............................                    -                    -          369,679               -
    Other.............................................                  586              (15,708)           1,082         (38,561)
                                                                  ---------          -----------      -----------     -----------
Total Other Income (Expense)..........................             (107,540)              (3,079)         234,134           1,026
                                                                  ---------          -----------      -----------     -----------
Net Loss..............................................            $(644,183)         $(1,722,302)     $(1,478,165)    $(3,230,353)
                                                                  =========          ===========      ===========     ===========

Computation of net loss per share:
Net loss before dividends on preferred stock..........            $(644,183)         $(1,722,302)     $(1,478,165)    $(3,230,353)
Dividends on preferred stock..........................                    -                    -         (797,533)     (1,131,020)
                                                                  ---------          -----------      -----------     -----------

Net loss applicable to common stockholders............            $(644,183)         $(1,722,302)     $(2,275,698)    $(4,361,373)
                                                                  =========          ===========      ===========     ===========

Weighted average number of common
   shares outstanding ................................            3,479,858            3,238,271        3,479,858       3,159,998
                                                                  =========          ===========      ===========     ===========
Net loss per share - basic and assuming dilution .....                ($.18)               ($.54)           ($.65)         ($1.38)
                                                                  =========          ===========      ===========     ===========


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED

                                         Preferred           Common Stock       Additional                   Notes
                                   ---------------------   ------------------     Paid-In                  Receivable
                                   Shares       Amount       Shares     Amount    Capital       Deficit    Stockholder     Total
                                   -------   -----------   ---------  -------   -----------  ------------  -----------   ----------
Balance December 31, 1997          115,364   $11,536,406   3,479,858  $31,320   $26,348,323  $(32,180,115) $ (161,432)  $ 5,574,502

Issuance of Series G
 Subseries II preferred stock       14,500     1,450,000           -        -             -             -           -     1,450,000

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                      7,116       711,575           -        -             -             -           -       711,575

Costs associated with equity
  transactions                           -             -           -        -       (25,275)            -           -       (25,275)


Interest on notes receivable
 from stockholders                       -             -           -        -             -             -      (5,850)       (5,850)


Dividends on preferred stock             -             -           -        -             -      (797,533)          -      (797,533)


Net loss for the period                  -             -           -        -             -    (1,478,165)          -    (1,478,165)
                                ----------    ----------  ----------  -------   -----------   -----------   ---------    ----------
Balance September 30, 1998         136,980   $13,697,981   3,479,858  $31,320   $26,323,048  $(34,455,813) $ (167,282)  $ 5,429,254
                                ==========    ==========  ==========  =======   ===========   ===========   =========    ==========

Balance December 31, 1996          101,429   $10,765,447   3,012,388  $27,114   $23,809,619  $(25,902,116) $ (153,632)  $ 8,546,432

Issuance of common stock upon
 conversion of Series E
 preferred stock                       (25)     (625,000)    225,883    2,033       622,967             -           -             -

Issuance of Series G
 Subseries I preferred stock        16,400     1,640,000           -        -             -             -           -     1,640,000

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                      6,650       665,000           -        -             -             -           -       665,000

Costs associated with equity
    transactions                         -             -           -        -       (78,626)            -           -       (78,626)


Interest on notes receivable
 from stockholders                       -             -           -        -             -             -      (5,850)       (5,850)


Dividends on preferred stock             -             -           -        -             -      (759,891)          -      (759,891)


Deemed dividends on
 preferred stock                         -             -           -        -       371,129      (371,129)          -             -

Net loss for the period                  -             -           -        -             -    (3,230,353)          -    (3,230,353)
                                ----------    ----------  ----------  -------   -----------   -----------   ---------    ----------

Balance September 30, 1997         124,454   $12,445,447   3,238,271  $29,147   $24,725,089  $(30,263,489) $ (159,482)  $ 6,776,712
                                ==========    ==========  ==========  =======   ===========   ===========   =========    ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    SEPT. 30       SEPT. 30
                                                                      1998           1997
                                                                  -----------    -----------

Net cash used in operating activities.........................    $(1,208,644)    $(1,866,091)
                                                                  -----------     -----------

Cash flows from investing activities:
    Cash received from sale of assets.........................        210,125               -
    Payment of patent costs...................................        (12,382)        (40,848)
    (Increase) decrease in notes receivable...................        599,531        (384,695)
    Purchase of property and equipment........................       (351,250)         (7,519)
                                                                  -----------     -----------

           Net cash provided (used) in investing activities...        446,024        (433,062)
                                                                  -----------     -----------

Cash flows from financing activities:
    Issuance of preferred stock...............................      1,450,000       1,640,000
    Repayment of notes payable and long-term debt.............         (6,978)        (68,077)
    Payment of costs and fees of equity issuances.............        (25,275)        (78,626)
                                                                  -----------     -----------

           Net cash provided by financing activities..........      1,417,747       1,493,297
                                                                  -----------     -----------

Net increase (decrease) in cash and cash equivalents..........        655,127        (805,856)
Cash and cash equivalents, beginning of period................        348,991       1,126,912
                                                                  -----------     -----------

Cash and cash equivalents, end of period......................    $ 1,004,118     $   321,056
                                                                  ===========     ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1997 included in the Company's Annual report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 1997 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the nine months ended September 30, 1997, there were deemed dividends totaling $371,129 on the Company's Series E and Series G, Subseries I, preferred stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months and nine months ended September 30, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options and warrants on 1,724,972 shares of common stock, convertible debt and preferred stock convertible into 37,037 and 4,181,560 shares of common stock, respectively.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or
intangible asset values associated with it.   Inherent in this analysis is an
estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates,

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of certain of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available, or as the Company's strategy regarding the future commercialization of certain products changes. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period. The analysis of long-lived assets as of September 30, 1997 indicated there was an impairment to certain assets' carry values relating to the Company's porous pipe business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Also at the Annual Meeting, the Company's stockholders' approved the issuance of up to $2,000,000 of the Company's Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries II Shares"). The Subseries II Shares have substantially the same terms as the Series G Subseries I Cumulative Convertible Preferred Stock ("Subseries I Shares"), except that the initial conversion price was determined based on a formula related to the market price of the Company's common stock for a ten day period in June 1998, and has been calculated to be $.86625. As of September 30, 1998, the Company had sold 14,500 Subseries II Shares for cash proceeds of $1,450,000. In November 1998 the Company sold an additional 4,000 Subseries II Shares, of which 3,750 shares were issued for cash proceeds of $375,000 and 250 shares were issued in payment of services rendered.

In June 1998, the Company declared dividends of $675,310 on the outstanding Series F Convertible Preferred Stock ("Series F Shares"), and $122,223 on the outstanding Subseries I and Subseries II Shares. Per the terms of their respective agreements, the holders of these shares elected to receive their dividend payments as follows: the issuance of 5,922 Series F Shares, 1,006 Subseries I Shares, 188 Subseries II Shares, and a deferred dividend of $85,957.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SALE OF ASSETS

In March 1998, the Company completed the sale of certain assets of EET, Inc. ("EET") to an unrelated company. The assets sold related primarily to EET's patented TechXTract technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totaling $800,271. The first promissory note is in the principal amount of $363,436, bears interest at 6% per annum, and is payable in twelve quarterly payments beginning September 30, 1998. The second promissory note is in the principal amount of $436,835, bears interest at 9 1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001. The Company recognized a gain of approximately $370,000 on this transaction.

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

The Company is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crossties. The Company took a significant step in this regard by commencing commercial production of its crossties pursuant to a manufacturing agreement with a private company located in Delaware. As of October 31, the Company had produced 2,000 crossties utilizing the Company's small-scale molding machine and the private company's facility and personnel. The Company anticipates producing up to 5,000 crossties in total before year end, of which approximately 4,500 are needed to meet current and expected sales orders and are scheduled to be shipped before year-end. This production is differentiated from the Company's prior efforts in that production is now dedicated to meeting commercial orders rather than being used for testing purposes. On the basis of the test results and initial commercial orders, the Company is continuing with the manufacturing arrangement in Delaware in conjunction with the construction of a new manufacturing facility to be located outside of Houston, Texas. The Company anticipates using the proceeds from the sale of its Series G, Subseries II, preferred stock to purchase the necessary equipment for this facility, as well as fund its working capital requirements for the short-term.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

The Company sold or licensed most of its technologies during 1997 and is currently focusing its resources on the commercialization of the TieTek Composite Railroad Crosstie. The revenues of $17,086 for the nine months ended September 30, 1998 were recognized during the first quarter of 1998 and consisted primarily of chemical sales of EET's TechXTract product. These revenues are significantly less than the amount for the three months ended September 30, 1997 of $1,029,625 and for the nine months ended September 30, 1997 of $3,297,754 when the Company derived revenues from its subsidiaries IPF, Riserclad, and GAIA, in addition to EET. With the sale of the TechXTract related assets of EET in March 1998, the Company has not had any sources of revenues until October 1998 when shipments commenced for the TieTek Crossties produced in Delaware subject to a manufacturing agreement with a private company. It is anticipated that up to 5,000 TieTek Crossties in total will be produced in Delaware prior to year-end, of which approximately 4,500 are for existing and expected sales orders. Additional revenues will occur from production at the Company's new facility outside of Houston, Texas, which is expected to commence operations in the first quarter of 1999.

GROSS PROFIT

The gross profit percentage of 37% for the nine months ended September 30, 1998 was recognized during the first quarter of 1998 on the sales of EET's TechXTract chemicals. This gross profit percentage does not differ significantly from the combined gross profit percentage from several of the Company's subsidiaries of 33% recognized in the nine months ended September 30, 1997.

The initial production of TieTek Crossties in Delaware will result in a negative gross margin reflecting expected start-up costs, the small scale of this initial manufacturing run, the tolling fee paid to private company, and the inability to make volume purchases of raw materials. The Company believes this production run has allowed the Company to demonstrate its ability to meet customer demand and begin to seed the market for future purchase orders, along with providing critical design and operational information for its new plant. The Company's future ability to improve its gross margin depends upon its ability to increase production efficiencies and manage raw material purchases. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and is in the process of hiring an experienced purchasing manager. These actions are expected to result in acceptable margins once full-scale commercial production commences next year.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("SGA")

SGA expenses decreased 47% to $536,643 for the current three month period compared to the same period of the prior year, and decreased 48% to $1,718,630 for the current nine month period compared to the same period of the prior year. The reduction in SGA consists primarily of decreases in salary and other payroll related costs. These reductions have been made possible by the implementation of the Company's strategy to license or sell certain of its technologies or products during 1997, and therefore reduce the corporate structure needed to support the remaining businesses. The Company anticipates that SGA will remain at the current levels until production of the TieTek Crossties requires additional increases.

OTHER INCOME AND EXPENSE

During the quarter ended September 30, 1998, the Company discounted a five year note receivable with an outstanding principal balance of $525,000 for a cash payment of $420,000. The discount amount of $105,000 has been included in interest expense for the current quarter.

During the first quarter of 1998, the Company recognized a gain on the sale of certain EET assets of $369,679.

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

Since June 1997 the Company has licensed or sold most of its technologies. As a result of these transactions, the Company received cash proceeds from the sale of certain assets of $1,202,221, of which approximately $326,000 was used to repay certain outstanding indebtedness of IPF. The Company also received $100,000 cash as a license fee for the Riserclad technology. In addition, as the technologies and businesses were licensed or sold, the Company reduced its payroll costs

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


significantly.  The Company currently employs six employees.

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

At the Annual Meeting of Stockholders on May 12, 1998, the Company's shareholders approved the issuance of up to $2,000,000 of the Company's Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries II Shares"). The Subseries II Shares have substantially the same terms of the Series G Subseries I Cumulative Convertible Preferred Stock ("Subseries I Shares"), except that the initial conversion price was determined based on a formula related to the market price of the Company's common stock during a ten day period in June 1998, and has been calculated to be $.86625. As of September 30, 1998, the Company had sold 14,500 shares of the Subseries II Shares for cash proceeds of $1,450,000. In November 1998 the Company sold an additional 4,000 Subseries II Shares, of which 3,750 shares were issued for cash proceeds of $375,000, and 250 shares were issued in payment of services rendered. The Company anticipates completing the sale of the remaining $150,000 before the end of the year. The Company estimates that approximately $1.0 to 1.5 million of funds generated from the sale of the Subseries II Shares, in conjunction with other financing, will be used to purchase capital equipment for the manufacturing facility described below.

The Company is concentrating its resources on the development of its TieTek Composite Railroad Crosstie business, and in that connection is in the process of equipping a new plant in Houston, Texas in which to commence commercial operations. Management of the Company anticipates that it will require initial capital expenditures of approximately $2,000,000 related to this facility, with additional potential capital expenditures of $3,000,000 to further expand the plant's capacity during 1999 as warranted by market demand. In addition, with the commencement of operations the Company's management anticipates that the Company's net working capital requirements could increase up to $1,000,000 depending upon the operating capacity of the plant. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

The Company's current available assets, and the remainder of the proceeds from the sale of the Subseries II Shares, may not alone be adequate to meet the Company's liquidity requirements over the next twelve months. The Company will explore a wide range of alternative financing sources

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

for the remainder of its liquidity requirements, and such sources could include equity, debt, sale/leaseback, leasing or licensing arrangements. While management believes that financing will be available, there can be no assurances to that effect. If the Company is unable to obtain the required financing in a timely manner, the Company may be required to delay the full commercialization of the crosstie business.

For the nine months ended September 30, 1998, the Company utilized net cash of $1,208,644 in operating activities, primarily as a result of its operating losses offset by the gain on the sale of certain EET assets. The Company generated net cash of $446,024 from investing activities, primarily from payments received on notes receivables of $599,531 and the cash proceeds of $200,000 from the sale of the EET assets. These proceeds were partially offset by the purchases of equipment of $351,250. The Company generated $1,417,747 from financing activities, reflecting the sale of $1,450,000 of the Company's Series G Subseries II preferred stock.

The Company has begun to make capital expenditures related to the $2,000,000 budgeted for the new facility. During the three months ended September 30, 1998 the Company had made payments for capital expenditures relating to TieTek Crosstie manufacturing facility of approximately $330,000, including approximately $200,000 associated with the commencement of production in Delaware. Subsequent to September 30, 1998 the Company has made additional capital expenditures totaling $440,000, with open commitments on equipment purchase orders of $350,000. In anticipated that the Company will receive financing of $600,000 to offset these expenditures through a sale/leaseback arrangement on the automated molding machine.

IMPACT OF YEAR 2000 PROBLEM

The Year 2000 Problem is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date of "00" as the year 1900 rather than 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage on other routine business activities. Based on a recent assessment, management determined that the Company will be required to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that conversion to a Year 2000 Complaint version of its software will mitigate the Year 2000 Problem. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Problem could have a material impact on the operations of the Company. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own year 2000 Problems. However, there can be no guarantee that the systems of the other companies on which

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has purchased an upgrade to its existing accounting software that is certified to be Year 2000 Compliant at a cost of $10,000, and anticipates to complete the conversion within the next 90 days. The conversion costs are not expected to be significant.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1997 and on its Form 10-QSB for the quarters ended March 31, 1998 and June 30, 1998. During the three months ended September 30, 1998 there were no significant developments related to these proceedings.

ITEM 2: CHANGES IN SECURITIES:

Pursuant to approval by the Company's stockholders on May 12, 1998, the Company issued 500 shares of its Cumulative Convertible Preferred Stock, Series G - Subseries II (the "Subseries II Shares") during the three months ended September 30, 1998, and 4,000 Subseries II Shares in November 1998. Of these shares, 4,250 were issued for cash proceeds of $425,000 and 250 shares were issued in payment for services rendered. During the three months ended June 30, 1998 the Company had sold 14,000 Subseries II Shares for cash proceeds of $1,400,000. These shares have been issued to NationsBanc Capital Corporation and other Institutional and Accredited Investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder.

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


                                        North American Technologies Group, Inc.


Date:     November 12, 1998             /s/ Tim B. Tarrillion
                                        --------------------------------------
                                        Tim B Tarrillion
                                        President and Chief Executive Officer



Date:     November 12, 1998             /s/  Judith Knight Shields
                                        --------------------------------------
                                        Judith Knight Shields
                                        Chief Financial Officer and Chief
                                        Accounting Officer