Form 10KSB
period 1998-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1999-04-01
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998

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

                    Common Stock, par value $.001 per share
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X  YES       NO
                                            ---       ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      ---

          State issuer's revenues for its most recent fiscal year:  $ 138,828

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 15, 1999 was $7,840,000. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                   Applicable Only to Corporate Registrants

          As of March 15, 1999, there were 3,604,548 shares of Common Stock, par value $.001 per share, outstanding.

          Transitional Small Business Disclosure Format (check one)

   YES    X  NO
---      ---

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

                                     PART I

     ITEM 1.  BUSINESS OF THE REGISTRANT

     General Development of Business

     General Business Strategy. North American Technologies Group, Inc. ("NATK" or the "Company") is in the business of identifying, acquiring and commercializing technologies which management believes represent a significant innovation in its intended market.

     The Company's historic business strategy has been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. These technologies would be commercially developed to provide a mix of products, services and licensing arrangements to customers in a range of separate and distinct industries. As these technologies developed at their own individual rates, the Company would analyze how it could best profit from this development and maximize full commercialization. The Company believes that the optimum development of its technologies will sometimes necessitate licensing or selling the technologies to outside interests who are in a better position to realize the full potential of the related businesses. As such, during the development of these technologies, it was and is anticipated that the Company will go through various cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be of the greatest long term value to the Company.

     During 1997, the Company evaluated the businesses and/or technologies that had been acquired during prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek Composite Railroad Crosstie.

     Acquisition of Tie-Tek. In December 1995, the Company acquired substantially all of the assets of GAIA Technologies, Inc. ("GAIA"), including a number of patented and proprietary technologies and other business assets relating to the use of recycled rubber and plastics for the manufacture of synthetic construction materials, porous pipe, and certain other products with advanced structural properties.

     In conjunction with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement pursuant to which it acquired an option (the "Crosstie Purchase Option") to purchase all of the capital stock of TieTek, Inc., a Texas corporation ("TieTek"), which was owned by three individuals, including an officer and director of the Company. In 1995, the Company licensed to TieTek the rights to use certain of GAIA's patented and proprietary technologies to develop composite railroad crossties and certain other related products. The Company also agreed to lend up to $1,500,000 (the "Crosstie Loan") to TieTek, the proceeds of which loan were to be used in connection with developing the composite railroad crossties. The Crosstie Loan was collateralized by a pledge of, and lien on, all of TieTek's assets and the capital stock, and certain shares of the Company's Common Stock which had been issued in connection with the acquisition of GAIA. Under the Crosstie Purchase Option and Loan Agreement, the Company had until December 29, 1998 to acquire 100% of the capital stock of TieTek.

     In December 1997, the Company exercised its option to acquire TieTek, which as a result became a wholly-owned subsidiary of NATK. The Company's consideration for the exercise of the option consisted of the assumption of TieTek's liabilities (totaling $1,470,770, of which $1,463,800 represented the outstanding balance on the Crosstie Loan between NATK and TieTek, and as such was eliminated in the consolidation of the Company's financial statements), the release as collateral of shares of Company Common Stock owned by the former shareholders of GAIA, and the execution of a Royalty Agreement providing for certain royalty payments calculated on the gross profit of TieTek for a fifteen year period. The Royalty Agreement also provides for certain minimum payments in the event the Company does not commit to certain financial obligations relating to the operation of a manufacturing facility with the capacity to fulfill the demonstrated market demand, as defined, for TieTek's composite railroad crosstie. The Company believes it has fulfilled the required financial commitments, and therefore no minimum payments are due. The Company intends to actively pursue the commercialization of TieTek's composite railroad crosstie technology.

     Other Businesses. As a result of the periodic evaluation of its technologies, during 1997 and early 1998 the Company sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. The management and Board of Directors of the Company believed that executing such a plan would benefit the Company because cash would be generated to further develop the Company's remaining technologies, management could focus its efforts on a fewer number of businesses, and overhead costs would be significantly reduced. As a result, during 1997 and 1998 several of the Company's businesses and/or technologies had been either licensed or sold, as described more fully below.
In addition, the reduction in the number of technologies allowed the Company to focus its resources in the short to mid-term on the commercialization of the TieTek Composite Railroad Crosstie.

     EET. In March 1995, the Company acquired by merger EET, Inc. ("EET"), a company formed in 1993 when it purchased certain patents and proprietary technologies and processes from EnClean, Inc. EET, Inc. was principally engaged in the commercialization of EET's patented TECHXTRACT/(R)/ technology for the environmental decontamination of buildings and equipment, removal of stains from concrete, and the descaling of industrial deposits. Prior to its acquisition by the Company, EET was owned by approximately forty shareholders, including Tim Tarrillion, the former CEO and President of the Company, and Judith Knight Shields, the current Senior Vice President, CFO and Treasurer of the Company. EET and the Company were not affiliated prior to the acquisition of EET.

     In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to an unrelated company in the environmental services industry. The Company received $55,000 in cash as consideration, and recognized a gain of approximately $20,000.

     On March 30, 1998 the Company completed the sale of certain assets of EET that related to its patented TECHXTRACT/(R) /technology to an unrelated company. The purchase price therefore consisted of a cash payment of $200,000, two promissory notes and the assumption by the purchaser of certain contractual obligations. The first such promissory note is in the principal amount of $363,436, bears interest at a per annum rate of six percent (6%) and is payable in twelve (12) quarterly payments, the first such payment being due and payable on September 30, 1998. The second such promissory note is in the principal amount of $436,835, bears interest at a per annum rate of nine and one-half percent (9 1/2%) and is payable in twelve (12) annual payments, the first such payment being due and payable on September 30, 2001. The purchase price was based primarily on the expected market value of the technology included in the assets. The Company recognized a gain of approximately $440,000 on this transaction.

     Industrial Pipe Fittings, Inc. In June 1995, the Company acquired by merger Industrial Pipe Fittings, Inc. ("IPF"), a Houston, Texas-based manufacturer and distributor of proprietary and standard thermoplastic fittings for the mining, environmental and water works industries formerly owned by David Daniels, formerly a director and officer of the Company, and two other unrelated individuals.

     In October 1997, the Company sold the net assets of IPF to an unrelated company. As consideration, the Company received $900,694 in cash and a six-month non-interest bearing note with an original face amount of $50,000. The Company recognized a loss of approximately $100,000 on the transaction.

     GAIA Technologies, Inc. In December 1995, the Company acquired substantially all of the assets of GAIA, including a number of patented and proprietary technologies and other business assets relating to the use of recycled rubber and plastics for the manufacture of synthetic construction materials, porous pipe, and certain other products with advanced structural properties.

     In June 1997, the Company sold the technology for manufacturing air-conditioner support pads which had been acquired from GAIA, along with certain related equipment to an unrelated manufacturing company. As consideration, the Company received $25,000 cash, a note receivable of $550,000, and future royalty payments through June 2007. There was no gain or loss recognized on this transaction. In September 1998, the Company discounted this five-year note receivable with a then outstanding principal balance $525,000 for a cash payment of $420,000 in full settlement of all outstanding obligations between the parties.

     The Company has decided to suspend the on-going operations associated with the porous pipe product line and pursue possible licensing arrangements. During the year ended December 31, 1997, the Company recognized an impairment in the value of the porous pipe assets of approximately $1,100,000, representing substantially all the assets associated with this product line.

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

     In November 1997, the Company licensed its Riserclad technology and sold certain net assets to a company owned by the former President of RII and other unrelated individuals. As consideration, the Company received $100,000 cash as a license fee, approximately $50,000 cash for the sale of certain assets, two notes receivable of $301,960 and $100,000, and future royalty payments calculated as a percentage of net revenues, as defined, above a specified minimum. In addition, the Company received a payment equal to 50% of the gross profits of the licensee on revenues recognized in 1998 from a specified territory amounting to approximately $98,000. The licensee has an option to purchase the Riserclad technology at anytime between December 31, 2005 and December 31, 2015 for a calculated amount based on previous years royalties, but not less than $100,000. The Company recognized a gain of approximately $20,000 on the transaction.

     General Description of Business

     The Company's principal business is the manufacture and marketing of the TieTek Composite Railroad Crosstie through its TieTek subsidiary. The TieTek Crosstie was conceived as an equivalent replacement for wood crossties, but with a longer life and with several environmental advantages. It has been successfully tested by a number of independent groups, including several U.S. railroads. Since its first track installation in March 1996, several thousand TieTek Crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. NATK is now executing a manufacturing strategy which will further expand the entrance of the TieTek Crosstie into the market in 1999.

     Description of the Market. A railroad track consists of two steel rails which are held in place at a fixed distance apart by steel plates attached to the crossties. The crossties, in turn, are supported by ballast on an improved roadbed. Although different types of "crossties" have been used throughout the history of railroad construction, the wooden crosstie has been the dominant product. Hardwood ties are strong in tension (to hold the rails the correct distance apart or "in gauge"), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the "nailability" of wood allows the rail and plate to be attached to the tie with simple steel spikes.

     The demand for new ties comes from two sectors: construction of new rail lines and replacement of ties under existing track as they wear out or decay. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the United States has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new ties in the United States is estimated by the Company, based on industry reference materials, to exceed 15 million ties per year while demand outside the United States is estimated to be more than 60 million ties per year.

     The worldwide supply of crossties fall into four primary categories: wooden, concrete, steel, and synthetics. According to industry statistics, wooden ties dominate the market, providing about 86% of U. S. demand and about 75 - 80% in the rest of the world. In the U.S., concrete holds approximately a 10% market share, with steel and other alternate materials representing approximately 1-3% of the market. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

     While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wooden ties. Generally, the technical requirements of a railroad crosstie are described as follows:

 .  The tie must be able to support the weight and dynamic forces of the rail and train without damage to the tie.
 .  The tie must be able to interact with the ballast and distribute the weight of the train to the underlying road bed.
 .  The tie must be able to hold the gauge of the track on straight runs and curves.
 . The rail should be able to be fastened to the tie cheaply and efficiently. If spikes are used, the tie must be able to hold the spike for the life of the tie.
 . The tie must be stiff enough to support the weight but flexible enough to absorb the vibration of passing trains with minimal damage to the track and train.
 .  The tie should resist decay and last as long as possible with minimal degradation of original properties.
 .  The tie must not conduct any electrical impulses between the rails.

     Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties are compared to wooden ties in these critical areas, but the ultimate test is their performance under load on actual track. TieTek's Crossties have been and continue to be tested against these standards.

     Technology Development.   The TieTek Crosstie technology is based on the
Company's technology to combine rubber and plastic to create products with unique capabilities. However, TieTek discovered that rubber and plastic alone would not make a tie that met required performance criteria. After years of product development, TieTek concluded that a combination of several different components are needed to produce a composite crosstie with the desired properties.

     The TieTek Crosstie is composed of a proprietary mixture of plastics, rubber from recycled tires, waste materials, chemical additives, and various fillers and reinforcement agents. The current formulation was developed after extensive theoretical, laboratory, and full-scale production testing to match the flexibility, strength, hardness, weight, density, nailability and other properties of wood, keeping in mind the need to be competitive with the price of wood by using lower cost materials. Although the Company believes the current formulation meets these objectives, research continues to further optimize the cost and performance characteristics of the TieTek Crosstie. The exact formulation of TieTek Crossties is proprietary and is covered under a current patent application.

     The Company believes the current TieTek Crosstie achieves the product characteristic objectives that were initially established for this technology. The current crossties have consistent shape and dimensions and are very sturdy. The physical properties are comparable to wooden ties that have been in service just a few years. Tests have shown that the TieTek Crosstie should maintain its properties much longer than most wood ties. The TieTek Crosstie can be spiked either manually or with automated equipment. They contain no toxic preservatives, and yet will not be susceptible to decay or bug infestation. Unlike wooden ties, every TieTek Crosstie is essentially the same, and has consistent quality and properties.

     Independent Product Testing. The TieTek Crosstie has undergone a range of tests conducted at several independent testing facilities. Seven separate series of tests of various TieTek crosstie prototypes were conducted at the Wood Science Laboratory at the University of Illinois under the direction of Dr. Poo Chow. The Laboratory is partially funded by the American Association of Railroads ("AAR"), and their testing program was strongly recommended by a major U.S. railroad company which has assisted in the product development. The TieTek Crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie - measuring resistance to spike drive, spike pull and lateral movement. In these tests, it was shown that, generally, the TieTek Crosstie's performance was comparable to that of wooden ties in service only a few years. The laboratory also conducted accelerated aging tests which showed the TieTek Crosstie had a much slower rate of degradation of its properties than is common with wooden ties. These tests indicate that the TieTek Crosstie will last longer than most wooden creosote-treated ties.

     TieTek is also testing its crosstie at the independent Transportation Technology Center testing facility in Pueblo, Colorado. As a subsidiary of the AAR, this facility conducts a variety of tests on all types of new technologies concerning track, locomotives, and cars used in the U.S. railroad industry. TieTek's crossties at

Pueblo have experienced more than 100 million gross tons of load and 2 million vibrations in an accelerated wear test, meeting the design objectives of the crosstie.

     Since the development program began, over 5,000 TieTek Crossties have been produced. Of these, more than 3,000 crossties have been placed in service at various rail sites and in many different services, and 2,000 crossties were exported for use in a marine application. Two original test ties were placed in service in March 1996 on a mainline track near Conroe, Texas. Since then, TieTek Crossties have been installed in three locations in Texas, as well as in Louisiana, California, Arizona, Colorado, Illinois, New York, Virginia and Kansas.

     These installations provide a wide range of conditions to test the TieTek Crosstie under extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek Crossties installed to date have not experienced any performance problems.

     Manufacturing. The manufacturing process for the TieTek Crosstie is separated into four sections by function:

 . Raw Material Selection and Handling - A critical factor in the economic viability of the TieTek Crosstie is accessing and feeding a consistent supply of low cost raw materials. As such, the raw material preparation and materials handling section of the manufacturing facility is critical to the overall process. Although this equipment is typically non-proprietary, the required mixing and blending techniques for the specific raw material slate during processing involve several trade secrets that are critical to the overall success of technology.

 . Compounding and Mixing - In development of the optimum manufacturing system, several systems were tested to satisfy the mixing, melting, and compounding of the raw material into a consistent and homogeneous material required to make a product with the desired performance characteristics. The key to the system is its ability to continuously mix and melt together various components that have very different physical properties including weight, density, melting, and flow characteristics. The process is further complicated by the addition of several components that do not melt (non-melts). The apparatus must melt the plastics and completely mix the molten plastic with the non-melts for maximum effectiveness. The ability to mix all raw materials in optimum conditions, and the use of chemical agents to reduce weight and provide consistent internal structure with enhanced physical properties, required significant development work. The ratios and sequence of the mixing process, as well as the introduction of the chemical agents, have been empirically established and include several proprietary techniques that the Company believes are unique to the TieTek Crosstie.

 . Shaping, Forming and Cooling - the optimum molding process needs to be feedstock tolerant, easily operated and controlled, and produce a product that is both dimensionally consistent and internally sound. The current TieTek Crosstie molding system produces a crosstie that closely resembles a wooden tie, and whose dimensions and profile are 7" x 9" x 9' (which can be modified to special order), with no unwanted twisting or warping. Each TieTek Crosstie produced is essentially identical. Proper cooling techniques have been established during the TieTek development program to insure the dimensional stability and consistency of each crosstie.

 . Quality Assurance - TieTek has established a series of quality control steps to verify the external and internal structural integrity of each crosstie produced. The testing is non-destructive and provides a record of each crosstie for both improved customer confidence, process feedback and complete quality control of the manufacturing system.

     During the fourth quarter of 1998, approximately 5,000 TieTek Crossties were produced pursuant to a manufacturing agreement with a private manufacturer in Delaware. Through this arrangement, the Company has obtained valuable experience which it expects will facilitate the completion of its first commercial scale, automated production line. The major components of this production line have been ordered and will be ready for delivery in the second quarter of 1999. The completion of the automated manufacturing line is essential for the Company to cost-effectively manufacture the TieTek Crossties. The Company is also currently evaluating the potential benefits of continuing production at its current manufacturer. There can be no assurance that the Company will be able to install this production equipment successfully or that the Company will not encounter manufacturing difficulties which could have an adverse effect on the timing or economics of production.

     Raw Materials. Historically, the raw materials used in the Company's products have been readily available from several sources of suppliers. In addition, the Company has not experienced any significant raw material price increases in its recent past. However, the commercial success of the TieTek composite crosstie technology will be highly dependent on the availability and pricing of several key raw materials. A key component in the raw material mix for this product is recycled plastic. The price and availability of recycled plastics can fluctuate significantly, and high prices and tight supply could
seriously affect the economics of manufacturing TieTek's  Crossties.   As part
of the technology's development, TieTek has focused on using multiple, low-grade sources of recycled plastic and feels that the flexibility that it has built into its manufacturing process and its raw material strategy should mitigate the potential effects that changes in raw material supply could have on the
economics of this product.   Still, raw material supply and pricing will always
have a direct and significant effect on the economics of this product line and the ultimate market price of the crosstie.

     Marketing. TieTek believes there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wooden creosote-treated ties. Factors affecting these trends are:

 . The continued maintenance of track is a major factor given the age of the average track and the goal of the industry to increase traffic volume. The replacement of crossties is a highly labor intensive and expensive operation, and the replacement of worn out ties has a direct effect on the capacity of any given track to carry freight and produce revenue. Longer-life ties would significantly reduce railroad maintenance costs.

 .  The potential supplies of quality hardwood continue to decline worldwide.
   This will necessarily lead to higher prices and/or use of lower quality woods.

 . As the average quality of wood ties has declined, the dependability and consistency has also declined, leading to higher installation costs and shorter tie life.

 .  Most wooden ties must be treated with creosote to extend the life of the tie.
   Creosote is a carcinogenic chemical creating a potential liability for the railroads from contamination of the right-of-way and associated groundwaters, exposure to workers during the installation and removal process, and the proper disposal of discarded ties.

 . An aggressive proactive program to use a product which can reduce the use of toxic preservatives, reduce the consumption of the world's hardwood forests, and remove problem wastes (such as used tires and recycled plastics) from landfills, could only help enhance the public's image of the railroad industry.

     Because of these influences on the demand for wooden ties in the railroad industry, TieTek intends to position the TieTek Crosstie as a preferred alternative to wood based on the following:

 . The TieTek Composite Railroad Crosstie will last longer and hold its properties better than wood.

 .  The TieTek Composite Railroad Crosstie can be used interchangeably with wood.

 . The TieTek Composite Railroad Crosstie has many environmental advantages. It uses no preservatives, reduces the demand for hardwoods from worldwide forests, and consumes waste material (i.e. tires and recycled plastics).

 .  The TieTek Composite Railroad Crosstie will resist decay and bug infestation.

 . The TieTek Composite Railroad Crosstie will not be subject to splitting caused by the freeze/thaw cycle in colder climates since it is impervious to water.

 . The TieTek Composite Railroad Crosstie has more consistent properties than wood ties since every tie is essentially identical.

     With its many advantages and superior qualities, TieTek believes that the TieTek Composite Railroad Crosstie will be able to support a price above premium hardwood creosote-treated ties. Based on information available to the Company, management believes that wooden ties in the U.S. are currently priced in the range of $25 to $40, and that wooden ties in Europe and other foreign countries are currently priced in the range of $35 to $50.

     TieTek had worked primarily with a single, major U.S. railroad company in initially developing and testing this product. This was done intentionally to make sure that any product defects or failures were corrected in the initial stages of development and before the prototypes were in widespread use. As TieTek became more confident in its crosstie's capabilities, it began introducing the product to other railroad companies and municipal transit authorities in the U.S. Within the first full year of production from the first commercial plant, TieTek plans to introduce and market the product to all the Class I railroads in the United States, several municipal transit authorities, a select group of large regional railroads in the United States and to several major railroads in countries outside the United States. The expected promotional activities for the TieTek Crosstie will include presentations by TieTek at technical conferences sponsored by the railroad industry, advertising in trade journals, and advertising for foreign partners and licensees.

     TieTek also anticipates that it will use a combination of agents, marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the United States and throughout the world. However, as of the date of this Report, the Company has not entered into any such arrangements and initial marketing is being undertaken by the Company's present employees.

     Competition.   There are many competitors that produce and sell creosote-
treated wooden crossties, but the largest producers of these ties are Allied-Signal Corporation, Kerr-McGee Corporation, Mellott Wood Preserving Company, Western Tar Products Corporation, and several others. These competitors are much larger than the Company and have significantly more resources available for the marketing of their products. The wooden tie industry has been very active in positioning their product as the only product that can meet the complete needs of the railroad industry. The Company anticipates that there may be a natural attempt to discredit or delay the acceptance of any composite crosstie if such a product is perceived to be a significant threat to the long term demand for wooden crossties.

     Other companies have marketed concrete and steel crossties for special applications, and there are development programs studying prototype crossties made from reprocessed wood and thermoset resins, epoxy and glass wrapped wood ties, and "plastic lumber" ties.

     As of the date of this Report, the Company believes that its progress in developing an alternative to wooden crossties is greater than those of its competitors. However, there is limited information regarding such development efforts. There can be no assurance that its competitors will not be able to develop a competing crosstie which is superior to the Company's, or that such an alternative will not achieve greater market acceptance.

     Patents and Proprietary Protection. The Company has applied for patent protection for its TieTek Composite Railroad Crosstie technology. This patent application has had its initial review by the U.S. Office of Patents and Trademarks, and the first patent on the formulation has been approved but not yet issued. TieTek's management also believes that it will be granted one or more patents covering the manufacturing process included in this technology. TieTek also intends to extend the protection of these patents to foreign countries where available and applicable. Furthermore, the Company intends to apply for patents for any other of its technologies as they are developed or extended, if such patent protection is available and advantageous to the Company.

     Beyond these current or future patents, and patents relating to the Company's Riserclad technology (which has been licensed) and its porous pipe technology, there is currently no patent protection for any other of the Company's products or technologies. While the Company believes it possesses proprietary rights to some of its other products and technologies including unpatented trade secrets and know-how, and that its continuing technological innovations will enable it to maintain a competitive position in the manufacture and use of its products and services, no assurances can be given that others will not independently develop substantially equivalent proprietary information and technology or otherwise gain access to the Company's trade secrets or disclose such technology, nor can the Company assure that it can meaningfully protect its unpatented trade secrets. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. Although the Company does not believe that its products and processes infringe the patent rights of others, the Company has not obtained a complete patent search with respect to all of its proprietary technologies and there can be no assurance that other issued patents might need to be licensed or circumvented. The Company can make no assurance that its pending patent applications, including but not limited to, the application with respect to its proprietary crosstie technology, will result in issued patents, that any patents issued will be held valid and enforceable if challenged or that a competitor will not independently develop substantially equivalent proprietary information and technology or competitive noninfringing products or processes. Moreover, although the federal government protects the exclusive production, use or sale of patented technologies, processes, products, mechanical configurations, chemical information or formulations or other patentable proprietary information for seventeen years, the Company is solely responsible for enforcing claims of suspected patent infringement. There can be no assurance that the Company will have the financial resources available to enforce such claims or be successful in asserting any such claims. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

     Research and Development. The Company is engaged in continuing research and development with respect to the expansion of the commercial opportunities of its products. During the year ended December 31, 1997 the Company incurred $57,489 in research and development expenses. Although the Company incurred significant expenses during 1998 relating to the commercialization of the TieTek Crosstie, the amount classified as research and development expense incurred during 1998 was not significant.

     Human Resources. The Company currently employs five employees. Two of the employees are in management, one is in operations, and two are in administration and accounting. None of its employees are covered by collective bargaining agreements. All of the Company's personnel, as well as companies with which it has an ongoing relationship, however, are covered by non-circumvention, non-disclosure agreements over the Company's technologies. The Company believes that its relations with its employees are good.

     Risk Factors. The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

     Lack of Operating Revenue and Profits

     The Company has incurred an accumulated deficit from its inception to December 31, 1998 of $36,934,862. Further, until the Company is able to generate material revenues from the commercialization of its TieTek Crosstie, there can be no assurances that profitable operation can be attained or maintained in the short term, if at all. Should losses continue at their historic rate, there can be no assurances that the Company can remain viable as a going concern for more than the short term.

     Capital Needs; Going Concern Explanatory Paragraph

     For the year ended December 31, 1998, the Company incurred a net loss of $2,732,861, with a cash flow deficit averaging $100,000 to $200,000 per month. This cash flow deficit will likely increase materially in 1999 during the start-up phase for the production of its TieTek Crossties. This deficit will likely continue until commercial sales of these crossties begin to provide cash to the Company. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and the proceeds from the sale or license of its technologies. Because of these recurring losses, the Company will require additional working capital to continue the commercialization of its TieTek Crosstie until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements.

     Since December 31, 1998, the Company has raised $419,000 from the sale of its Series G Subseries III convertible preferred stock. Currently, management is engaged in discussions with several potential investors and is evaluating a number of financing alternatives to satisfy its capital requirements. However, as of the date of this Report, the Company has no commitments for additional financing and there can be no assurances that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all.

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

  Due to these uncertainties, the reports of the Company's independent auditors for the years ended December 31, 1998 and 1997 contain an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

  Substantial Dilution from Convertible Securities

  The Company is presently authorized to issue 100,000,000 shares of Common Stock, of which 3,604,548 shares are outstanding as of the date of this Report. The Company may in the future be caused to issue up to approximately 7.1 million additional shares of its Common Stock upon the conversion of its outstanding Series F Convertible Preferred Stock (the "Series F Shares"), the Series G Convertible Preferred Stock (the "Series G Shares"), a convertible note and upon the exercise of its outstanding options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock from 3,568,955 to 10,704,548 or more. Issuance of this many shares is likely to have an extremely dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's common stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices its deems appropriate.

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

  Effect of Outstanding Preferred Shares, Options and Warrants

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

  Dependence on Third Parties; Manufacturing Difficulties

  To date, the Company has contracted with a toll manufacturer to produce its TieTek Crosstie. There can be no assurance that the current manufacturer will continue to meet the Company's requirements for quality, quantity and timeliness. The Company has entered into a build-to-suit lease agreement for a manufacturing facility in Houston, Texas which is expected to replace or supplement its current toll manufacturer. While the Company's personnel have worked closely with the toll manufacturer, there can be no assurance that the Company will not experience delays and/or cost overruns which may have a material adverse effect on its financial condition or future results of operations.

  Sales and Marketing

  The Company intends to market the TieTek Crosstie and other related products in the United States as well as other parts of the world. To do so, the Company must either develop a sales force with technical expertise or license distribution rights to third parties with such expertise. There can be no assurance that the Company will be able to build such a sales force or find appropriate licensees or that sales and marketing efforts will be successful.

  Dependence on Key Personnel

  To a material extent, the Company's future success is dependent upon the continued efforts of its President and Chief Executive Officer, Dr. Henry W. Sullivan. The Company does not have an employment agreement with Dr. Sullivan. The loss of the services of Dr. Sullivan would likely have a material adverse effect on the Company's business. The Company maintains keyman life insurance in the amount of $250,000 naming the Company as the beneficiary on Dr. Sullivan.

  Dividend Policy

  To date, the Company has paid no dividends on its shares of Common Stock and does not intend to pay dividends in the foreseeable future.

  Classified Board; Delaware Anti-Takeover Law

  The Company has classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the voting power of the Company's outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempt would be beneficial to the Company and its stockholders.

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

     Authorization and Discretionary Issuance of Preferred Stock

     The Company's Certificate of Incorporation authorizes the issuance of up to an aggregate of 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. Although the Company is in discussions with investors with respect to an investment in the Company, there are no present agreements to issue any additional shares of its preferred stock. However, there can be no assurance that additional shares of preferred stock of the Company will not be issued at some time in the future.

     Year 2000

     The Company is currently working to minimize the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year, which could result in miscalculation or system failures. Any software used by the Company for internal operations that is not Year 2000 compliant is expected to be exchanged for Year 2000 compliant software prior to the occurrence of any internal problems. Based on preliminary information, costs of addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers, strategic partners or vendors are unable to resolve any processing issues in a timely manner, it could result in material financial risk to the Company. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own Year 2000 Problems. The Company has not received responses from all of its inquiries. The Company has been informed by its bank that the bank is substantially prepared for Year 2000. The Company has been informed that its contract manufacturer is currently in the process of converting to Year 2000 compliant systems, and this conversion is scheduled for completion prior to 2000. Furthermore, the Company is completing a new manufacturing facility in Houston, which the Company believes will be Year 2000 compliant when built, to take over production prior to 2000 and therefore the Company does not believe that it will be materially affected if the contract manufacturer would experience any difficulties relating to Year 2000 issues. There can be no guarantee that the systems of the other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company leases 5,800 square feet in Houston, Texas for its corporate headquarters that provides executive offices for the Company. This lease expires in September 2000, and has monthly rent obligations of approximately $8,000. The Company intends to relocate its headquarters to the new TieTek manufacturing facility in early 1999. Although the Company has been actively trying to sublease their existing lease space to a new tenant, it has been unsuccessful in doing so as of the date of this Report.

     In November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas to be used for the production of the TieTek Crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The base monthly rental of $10,200 is subject to adjustment due to certain agreed-upon costs incurred by the lessor during the construction of the facility. The monthly rental is currently estimated to be $11,000. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001. The lessor has the obligation to construct the facility within six months of the Company's notice to exercise the option plan.

     In November 1998, the Company entered into an agreement with the lessor of the 9,000 square foot manufacturing and office facility that had been formerly used for IPF's operations. As a result of this agreement, all obligations under the lease were terminated for a cash payment of approximately $30,000. The lease had required monthly payments of $3,100 through January 2001, plus reimbursement to the lessor for insurance and taxes. The lessor of these facilities had been an officer and director of the Company prior to 1998.

     In the opinion of management, the Company's facilities are adequate for their intended use and are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     Thomas W. Reid v. North American Gold Corp. and Karr Capital, Inc., is a matter commenced in July 1993 in the 134th Judicial District Court of Dallas County, Texas, by Thomas Reid against North American Gold Corp., which was the corporate predecessor of NAT, a wholly owned subsidiary of the Company. Mr. Reid alleges in his complaint that he was denied the right to purchase 150,000 shares of stock of North American Gold Corp. for $.50 per share. Mr. Reid sued for conveyance of the stock or alternatively for damages, plus attorneys' fees. Mr. Reid's claim is based upon a letter dated July 17, 1991, purportedly signed by Mr. Robert Ciccarelli as President of Karr Capital, an unrelated Canadian corporation. In August 1998 the plaintiff filed a lawsuit to include North American Technologies Group, Inc. in the proceedings. Discovery is ongoing, and management cannot evaluate the Company's exposure at this time.

     Reconversion Technologies, Inc. and Reconversion Technologies of Texas, Inc. v. GAIA Technologies Inc., GAIA Holdings, Inc. and certain individuals. A subsidiary of the Company, GAIA Technologies, Inc., has been named a defendant in a proceeding filed in the District Court of Harris County, Texas, in January 1998. The proceeding seeks unspecified actual and punitive damages as a consequence of an injunction and judgment issued against the plaintiffs by the United States District Court for the Southern District of Texas following a jury trial involving GAIA Holdings, Inc. and the plaintiffs. In this jury trial, GAIA Holdings, Inc. alleged that Reconversion Technologies infringed patents, trademarks and other proprietary rights and violated state laws relating to porous pipe. GAIA Technologies, Inc. acquired these rights from GAIA Holdings, Inc. in 1995 and is indemnified by GAIA Holdings, Inc. for any costs that may result from this action. The Company intends to vigorously defend these claims.

     Lin Lar Golf v. Industrial Pipe Fittings, Inc. In August 1997, a subsidiary of the Company, IPF, was sued in the District Court of Muskogee County, Oklahoma, in an action alleging breach of express and implied warranties. The suit seeks approximately $500,000 in incidental and consequential damages relating to leaks to an irrigation system allegedly caused by Alprene saddles distributed by IPF. The defense of this action has been assumed by IPF's products liability insurer, subject to the insurer's reservation of rights. The Company has notified the manufacturer of the saddles of the plaintiff's claims and asserted its right to indemnification from the manufacturer. The Company cannot assess as of the date of this Report the extent of its potential liability, although management does not believe the suit will have a material adverse impact on its financial condition or future results of operations.

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There are currently two such actions involving the performance of certain products sold by IPF. These claims are currently being handled by the Company's insurance companies, and management believes their outcomes will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company's Common Stock is traded on the over-the-counter market and listed on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") SmallCap Market under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ.

                    High Bid   Low Bid
                    --------   -------
1997
----
First Quarter          $7.29     $4.23
Second Quarter         $6.75     $3.96
Third Quarter          $4.23     $2.25
Fourth Quarter         $2.79     $ .81

1998
----
First Quarter          $2.81     $ .84
Second Quarter         $2.53     $ .78
Third Quarter          $1.00     $ .62
Fourth Quarter         $4.62     $ .69

--------------------------
     The high and low bid prices for the Company's Common Stock are rounded to the nearest 1/32. Such prices are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

     All stock prices for trading periods before May 13, 1998 have been adjusted to reflect the Company's 9 for 1 reverse stock split that was effective as of that date.

Holders

     Records of the Company's stock transfer agent indicate that as of December 31, 1998, the Company had approximately 400 record holders of its Common Stock. A significant number of the shares of the Company are held by financial institutions in "street name." Inquiry of brokerage sources leads management to believe that it is likely that the Company has more than 3,000 stockholders.

Dividends

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The Company is precluded from paying dividends on the common stock by the terms of its outstanding Series F and Series G Cumulative Convertible Preferred Stock.

Recent Sales of Unregistered Securities

     During 1998, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described under Item 6, Management's Discussion and Analysis of Financial Condition and Capital Resources-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 1998:

     Series G Cumulative Convertible Preferred Stock -
Subseries II and Subseries III

     In 1998, the Company issued 20,000 shares of its Series G Cumulative Convertible Preferred Stock - Subseries II for $1,975,000 in cash and $25,000 in payment of professional services. In March 1999, the Company issued 4,190 shares of its Series G Cumulative Convertible Preferred Stock - Subseries III for $419,000. These securities were issued to institutional and other accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with these transactions.

     Common Stock

     In November 1998, the Company issued 78,644 shares of Common Stock upon conversion of 4,000 shares of Series F Cumulative Convertible Preferred Stock that had been issued in 1996. These securities were issued to institutional investors in reliance upon section 3(a)(9) and 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with these transactions.

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

     The Company's historic business strategy has been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. These technologies would be commercially developed to provide a mix of products, services and licensing arrangements to customers in a range of separate and distinct industries. As these technologies developed at their own individual rates, the Company would analyze how it could best profit from this development and maximize full commercialization. The Company believes that the optimum development of its technologies will sometimes necessitate licensing or selling the technologies to outside interests who are in a better position to realize the full potential of the related businesses. As such, during the development of these technologies, it was and is anticipated that the Company will go through various cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be of the greatest long term value to the Company.

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

     During 1997, the Company evaluated the businesses and/or technologies that had been acquired during the prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek Composite Railroad Crosstie. Accordingly, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. Since June 1997, the Company has completed the following transactions: (a) sold the air conditioner support pad technology and certain related equipment (June 1997); (b) sold the net assets of IPF (October 1997); (c) sold certain assets of EET that were used in the Waste Management Services division located in Austin, Texas (October 1997); and (d) licensed the Riserclad technology and sold certain assets of RII (December 1997); and (e) sold certain assets of EET that related primarily to EET's patented TechXTract technology (March 1998).

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1998, the Company incurred a net loss of $2,732,861, with a cash flow deficit averaging $100,000 to $200,000 per month. This net loss principally reflected the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of December 31, 1998, the Company had a net working capital deficit of $318,629, including a cash balance of $719,212.

     During 1998 the Company made significant progress towards the full commercial production of the TieTek Crosstie, including the production of approximately 5,000 crossties during the fourth quarter. During 1999, the Company anticipates building or acquiring significant production capacity to meet anticipated short term demand. This will require significant expenditures, including the purchase of manufacturing equipment, the cost of hiring and training a workforce to operate the plant, and/or the cost of acquiring a suitable operation. As a result, it can be expected that short-term operating losses could accelerate from those experienced over the past year.

     Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and the proceeds from the sale or license of its technologies.

     Over the past three years, the Company's principal source of capital has been a group of venture capital investors led by BankAmerica Capital Investors (formerly known as NationsBanc Capital Corporation). These investors have provided three rounds of financing through a series of Cumulative Convertible Preferred Stock as follows:

     . In April and May 1996, the Company issued shares of Series F Cumulative Convertible Preferred Stock ("Series F Shares") and warrants for net cash proceeds of $6,550,000.
     . In March 1997, the Company issued shares of Series G Cumulative Convertible Preferred Stock, Subseries I (the "Series G-I Shares") for net cash proceeds of $1,640,000.
     . In 1998, the Company issued shares of Series G Cumulative Convertible Preferred Stock, Subseries II (the "Series G-II Shares") for net cash proceeds of $1,975,000 and professional services of $25,000.
     . In March 1999, the Company issued shares of Series G Cumulative Convertible Preferred Stock, Subseries III (the "Series G-III Shares") for net cash proceeds of $419,000.

     The Series F Shares, Series G-I Shares, Series G-II Shares, and Series G-III Shares (collectively the "Series F and G Shares") are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at converison prices, as of March 25, 1999, of $4.75, $2.68, $.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on such shares in 1999. Therefore, these dividends will accumulate, and must be paid prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future.

     During 1998, the Company received cash proceeds of $200,000 from the sale or license of its technologies. The Company also received payments of approximately $600,000 on its notes receivable during 1998, including a payment of $420,000 in full settlement of a five-year note receivable with an outstanding principal balance of $525,000. The outstanding notes receivable as of December 31, 1998 have scheduled principal payments of

$105,000 and $170,000 in 1999 and 2000, respectively.

       The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require capital expenditures of $2,000,000 and additional working capital of up to $1,000,000. As of December 31, 1998, the Company had made payments totaling $800,000 for manufacturing equipment, and had open purchase commitments of an additional $400,000. In March 1999, the Company raised $419,000 through the sale of its Series G Subseries III convertible preferred stock. Additional financing, however, will be necessary in order to commence manufacturing operations. The Company intends to raise up to $3,000,000 in funds, and is currently in discussions with several potential investors and is evaluating a number of financing alternatives to satisfy these capital requirements. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 1998 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. If the Company is unsuccessful in obtaining financing for its initial facility, the Company will attempt to contract for the continued manufacture of its crossties from third parties.

       During 1998, the Company used $1,693,957 in cash for its operating activities, reflecting primarily the net loss for the year of $2,732,861 adjusted for net non-cash expenses which were approximately $800,000.

       Investing activities provided net cash to the Company of $121,431 during 1998. These funds were generated primarily from cash received of $602,642 from the repayment of notes issued in connection with the sale of certain of the Company's businesses, and $338,538 received from the sale or disposition of certain assets. Most of these cash proceeds were offset by capital expenditures of $805,546 relating to the Company's first manufacturing line.

       Financing activities provided net cash to the Company of $1,942,747 during 1998. These funds were generated primarily by the sale of 20,000 shares of Series G-II Shares for cash proceeds of $1,975,000 and services rendered of $25,000.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributed to the hedged risk or (b) the earnings effect of the hedged forecasted transaction.
The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

       The Year 2000 Problem is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date of "00" as the year 1900 rather than 2000. The Company has completed a review of its exposure to the Year 2000 issue and has completed a conversion of its accounting software to a Year 2000 Compliant version. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own Year 2000 Problems. The Company has not received responses from all of its inquiries. The Company has been informed by its bank that the bank is substantially prepared for Year 2000. The Company has been informed that its contract manufacturer is currently in the process of converting to Year 2000 compliant systems, and this conversion is scheduled for completion prior to 2000. Furthermore, the Company is completing a new manufacturing facility in Houston, which the Company believes will be Year 2000 compliant when built, to take over production prior to 2000 and therefore the Company does not believe that it will be materially affected if the contract manufacturer would experience any difficulties relating to Year 2000 issues. There can be no guarantee that the systems of the other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The costs incurred by the Company to convert to a Year 2000 Compliant version of accounting software were not significant.

RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 1998 ("1998") AND DECEMBER 31, 1997
("1997")

       The net loss of $2,732,861 for 1998 reflects a decrease of $1,598,430 from the net loss of $4,331,291 in 1997. This decrease is a result of the reduction of $1,381,970 in selling, general and administrative expenses and the recognition in 1997 of an impairment in the value of certain long-lived assets of $1,202,628. These reductions in expenses were offset by the decrease in gross profits from $1,116,856 in 1997 to a loss of $153,215 in 1998. In addition, in 1998 the Company recognized net other income of $321,309, whereas in 1997 the Company recognized net other income of $37,406. These fluctuations are described in more detail below.

Revenues

       Revenues in 1997 of $3,553,117 consisted of sales made by the Company's subsidiaries IPF, EET Riserclad and GAIA. All of these technologies or businesses were either licensed or sold during the period from June 1997 to March 1998. The Company focused its resources in 1998 on the commercialization of the TieTek Composite Railroad Crosstie. Substantially all of the Company's revenues in 1998 of $138,828 resulted from the sale of the TieTek Crossties. As of December 31, 1998 the Company had 2,200 crossties in inventory that were scheduled for shipment in early 1999.

Gross Profit

       The gross profit percentage in 1997 consists of the margin generated from the products sold by IPF, EET, Riserclad and GAIA. In 1998, the gross profit consists of the loss incurred from the sales of the TieTek Crosstie in the fourth quarter. This loss reflects the costs associated with the production run that produced approximately 5,000 TieTek Crossties. This negative margin reflects the start-up costs, the small scale of the manufacturing run, the tolling fee paid to a private manufacturer, and the inability to make volume purchases of raw materials. The Company anticipated these losses, but believed the costs were necessary in order to allow the Company to demonstrate its ability to meet customer demand and to seed the market for future purchase orders. In addition, the production run provided valuable design and operational information for the Company's manufacturing facility. The Company's ability to improve its gross margin depends upon its ability to increase production efficiencies and manage raw material purchases. To address these needs, the Company has designed its new manufacturing line to utilize an automated molding machine, and is in the process of hiring an experienced purchasing manager. These actions are expected to result in acceptable margins once full-scale commercial production commences.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses decreased $1,381,970 to $2,900,955 in 1998 from $4,282,925 in 1997. This decrease reflects primarily the reduction in salary and other employee related costs which were made possible by the implementation of the Company's strategy to focus its resources on the commercialization of the TieTek Crosstie. As this strategy was implemented and certain of the Company's other technologies were licensed or sold, the administrative costs associated with those technologies were eliminated. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with the continued commercialization of the TieTek Crosstie.

       The Company's decrease in selling, general and administrative expenses during 1998 was partially offset by the recognition of the following expenses:
a) an accrual of $200,000 for the termination of the corporate office lease in Houston, Texas; b) an accrual of $150,000 relating to the settlement of the employment contract of the Company's former Chairman, President and Chief Executive Officer; and c) the recognition of $100,000 in compensation expense resulting from the repricing of certain options that had been issued to the Company's former Chairman, President and Chief Executive Officer.

Impairment of Certain Long-Lived Assets

        Management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1997, as the Company licensed or sold certain of its products or technologies, management determined that an impairment in the value of certain assets had occurred. Accordingly, a valuation adjustment of $1,202,628 has been recognized for the year ended December 31, 1997. Approximately $1,100,000 of this adjustment relates to the patent and certain equipment associated with the porous pipe product line, and represents substantially all of the Company's remaining investment in this product line. Net revenue was $23,850 and gross profit was ($22,719) for the porous pipe product line for the year ended December 31, 1997. There were no sales of the porous pipe product in 1998.

Other Income and Expense

        Other income increased in 1998 to a total of $321,309 compared with $37,406 in 1997. This net increase is a result of the following: a) higher interest income recognized in 1997 due to the note receivable that was outstanding to TieTek, Inc. prior to its acquisition in December 1997; b) increased interest expense due primarily to the recognition of the discount of $105,000 on the five-year note receivable that was paid in full in September 1998; c) a gain of approximately $440,000 recognized in 1998 from the sale of certain assets of EET; and d) the recognition of $98,160 in royalty income from the license of the Riserclad Technology.

Income Taxes

        The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data are included in Items 14(a) and (b) of this Report and are incorporated by reference thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

       The Directors and Executive Officers of the Company are listed below.

Name                               Age     Position
Douglas C. Williamson              47      Chairman of the Board of Directors and
                                           Director of the Company for term expiring
                                           1999

Henry W. Sullivan                  59      President and Chief Executive Officer of
                                           the Company; President of TieTek, Inc.;
                                           Director of the Company for term expiring 2001

Edwin H. Knight                    45      Director of the Company for term expiring 2000

Tim B. Tarrillion                  48      Director of the Company for term expiring 1999

Judith Knight Shields              41      Senior Vice President-Finance, Chief Financial
                                           Officer and Treasurer of the Company

       All directors of the Company hold office for a term of three years or until their successors are duly elected and qualified. Executive officers hold office at the pleasure of the Board of Directors. The Board of Directors met four times during 1998. All directors attended in 1998 at least 75% of the meetings of the Board and committees of which they are a member.

Board Meetings And Committees

       The Board of Directors has established two committees to allow the Board to focus specific attention on critical areas of the Board's management and
monitoring of the Company's business.   From time to time, the committees will
make recommendations to the Board as necessary. The committees that were established and the current directors assigned to each committee are as follows:

       Financial Audit:
                Douglas C. Williamson
                Edwin H. Knight

       Compensation:
                Douglas C. Williamson
                Edwin H. Knight

       The purpose of the Financial Audit Committee is to oversee the financial reporting procedures of the Company, insure adequate financial and internal controls, review the scope of the Company's annual audit and recommend the selection of independent auditors. The primary responsibilities of this committee include: reviewing with the Company's Chief Financial Officer the adequacy of quarterly and annual SEC filings; reviewing and consulting with the Company's independent auditors regarding their reports of audit and accompanying management letters; reviewing all financial statements, financial controls, internal controls and accounting practices of the Company; evaluating the performance and cost of the Company's independent auditors; recommending to the Board of Directors the selection of the Company's auditors for the upcoming year; and monitoring compliance by the Company's management and employees with major Company policies and financial controls.

       The membership of the Financial Audit Committee is designed to include a minimum of two directors. The Company's Chief Financial Officer serves as an ex-officio member of the committee and attends all meetings except the annual review of the Company's financial controls and accounting procedures with the Company's independent auditors. The Financial Audit Committee met once during 1998.

       The purpose of the Compensation Committee is to recommend compensation policies for the Company's senior management and to establish and administer the Company's stock-based compensation plans. The primary responsibilities of this committee include: reviewing all new employment agreements with senior management and key employees of the Company; establishing criteria for annual incentive bonus plans for the Company and senior management (in concert with the recommendations of the Company's Chief Executive Officer) and recommending amounts and payment of annual bonuses earned in accordance with those criteria; recommending the issuance of incentive stock options to key management personnel; assisting with and reviewing the establishment of an employee stock option plan and director stock option plan when and if requested by the Board of Directors; and monitoring and reviewing the Company's compensation policies for all employees.

       The membership of the Compensation Committee is designed to include at least two outside (non-employee) directors. The Compensation Committee did not meet during 1998.

Directors' Compensation

       The directors of the Company receive no fees or other compensation in connection with their services as directors.

Biographies

Douglas C. Williamson

       Mr. Williamson was elected to the Board of Directors in 1996. Mr. Williamson is currently a Managing Director and Senior Vice President of BancAmerica Capital Investors (one of the equity investment groups affiliated with the recently merged NationsBank/Bank of America organization, including NationsBanc Capital Corporation). Mr. Williamson joined NationsBanc Capital Corporation in 1989. Prior to that, he had eight years of experience in senior management with two operating companies (including roles as president) and six years of experience in corporate finance and corporate lending with Rotan Mosle, W.R. Grace and Cleveland Trust. Mr. Williamson serves on the boards of directors of the following companies: 3DX Technologies, Inc. (an oil and gas company focusing on the exploration of domestic properties using the combination of 3D seismic data and the latest computer aided software and technology); CallWare Technologies, Inc. (develops and markets open architecture computer telephony software solutions); Empirical Software, Inc. (develops software targeted for the market of client/server performance and reliability management tools); GX Technology Corporation (software developer and imaging services company that is a leading independent supplier of 2D and 3D seismic modeling, imaging software products, and imaging services used in oil and gas exploration); HAHT Software, Inc. (provides enterprise Web application software development solutions); Med Solutions, Inc. (provides radiology utilization management services for the health care industry); Memorial Operations Company (acquires and manages cemeteries and funeral homes); Takeout Taxi Holdings, Inc. (provides restaurant delivery services through company-owned and franchised stores); and Z-Tel Technologies, Inc. (provider of telephony-related services to retail customers, such as inexpensive long-distance, voice-mail and "follow-me" services). Mr. Williamson earned his MBA from Columbia University and his BA from Denison University and later earned his CPA. Mr. Williamson serves on the Company's Board of Directors as a nominee of the holders of the Series F, G-I and G-II Shares.

Henry W. Sullivan

       Dr. Sullivan was elected to the Board of Directors in April 1997. Dr. Sullivan became Vice President of Technology of the Company in July 1996 and President of TieTek, Inc. in December 1997. In January 1999, Dr. Sullivan assumed the additional positions of President and Chief Executive Officer of the Company. Prior to joining the Company, Dr. Sullivan was employed by Shell Oil Company where he spent twenty-three years in various positions and, in 1984, was named Vice President of Shell Chemical Company. Dr. Sullivan joined Huntsman Petrochemical Corporation in 1988 as its President, and became Vice Chairman of its parent company, Huntsman Chemical Corporation, a year later. From 1991 to 1995 he was President and Chief Executive Officer of GAIA Holdings, Inc., until joining the Company as President of GAIA Technologies, Inc. and later TieTek, Inc. Dr. Sullivan has served as Chairman and Director of several companies and organizations in manufacturing and polymer technology, including the Executive Committee of the Society of the Plastics Industry. He currently serves as a Director of the Sarkeys Energy Center at the University of Oklahoma. Dr. Sullivan holds a Bachelor's degree in Chemical Engineering from Cooper Union and Master's and PhD. degrees in Chemical Engineering from New York University.

Edwin H. Knight

       Mr. Knight was elected to the Board of Directors in 1996. Mr. Knight manages Harrison Interests, Ltd., a privately held Texas limited partnership whose lines of business are oil and gas exploration and production, real estate and cattle ranching. He has managed Harrison Interests, Ltd. for thirteen years and holds a Bachelor's Degree from Louisiana State University and is a Certified Public Accountant. Mr. Knight serves on the Company's Board of Directors as a nominee of the holders of the Series F, G-I and G-II Shares.

Tim B. Tarrillion

       Mr. Tarrillion served as Chief Executive Officer, President and a Director of the Company from March 7, 1995 until January 22, 1999. Prior to joining the Company, Mr. Tarrillion was the Founder and President of EET, Inc. ("EET") (1993 to 1995). Prior to starting EET, Mr. Tarrillion was co-founder, President and Chief Operating Officer of EnClean, Inc. (1984 to 1993). EnClean provided industrial and environmental cleaning services to companies in the refining, petrochemical, steel, paper and utility industries, and was acquired by Rust International in 1993. Mr. Tarrillion holds an MBA from Harvard University and a Master's Degree and Bachelor's Degree in Chemical Engineering from Rice University.

Judith Knight Shields

       Ms. Shields joined the Company in March 1995. She currently holds the position of Senior Vice President-Finance, Chief Financial Officer and Treasurer. Prior to her current position with the Company, Ms. Shields was Vice President of Mergers and Acquisitions and subsequently Controller, with EnClean. Her ten years of experience prior to joining EnClean were in public accounting and venture capital. She graduated summa cum laude from Texas A&M University with a Bachelors Degree in Accounting and is a Certified Public Accountant.

Agreements With Holders Of Preferred Stock

       Pursuant to agreements relating to the purchase of the Series F and G Preferred Stock (the "Purchase Agreements") between the Company, NBCC and certain other investors (collectively, with NBCC, the "Investors"), the Company has agreed to nominate to the Board of Directors, for so long as the Series F and G Preferred Stock are owned by the Investors or permitted assignees or permitted transferees, (i) four (4) members designated by the holders of a majority in interest of the Series F and G Preferred Stock taken together as a group, at least one (1) of whom shall be designated by NBCC so long as NBCC owns at least fifty percent (50%) of the Series F and G Preferred Stock; (ii) four
(4) members designated by the holders of Common Stock; and (iii) one (1) member designated jointly by the holders of the Common Stock and the holders of a majority in interest of the Series F and G Preferred Stock taken together as a group. The requisite holders of the Series F and G Preferred Stock have agreed that for so long as the number of Directors constituting the Board shall be six, three (3) directors will be designated by the Investors and three (3) will be designated by the holders of the Common Stock. Currently, pursuant to the Purchase Agreements, the Investors' nominees are: Douglas C. Williamson and Edwin H. Knight. With the recent changes to the Board of Directors, the Company and the principal holders of the Series F and G Shares are in discussions regarding revisions to this agreement, although as of the date of this Report, no such revised agreement has been reached.

       If the Company shall breach any of the covenants or obligations set forth in the Purchase Agreements and such breach remains uncured, the holders of a majority in interest of the Series F and G Preferred Stock taken together as a group shall be entitled then and thereafter to nominate and elect a majority of directors to the Company's Board of Directors, at least two (2) of which majority shall be designees of NBCC.

Changes In Control

       If the Company breaches any of its covenants or obligations set forth in the Purchase Agreements and such breach were to remain uncured, the holders of a majority in interest of the Series F, G-I and G-II Shares taken together as a group would be entitled then and thereafter to nominate and elect a majority of directors to the Company's Board of Directors, at least two (2) of which majority shall be designees of BancAmerica Capital Investors.


ITEM 10.  EXECUTIVE COMPENSATION

       The following table sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 1996, 1997 and 1998 by the Company to or for the benefit of its former Chairman, President and Chief Executive Officer, who was the only officer whose compensation exceeded $100,000 for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                   Long Term Compensation
                                                                          -----------------------------------------
                                        Annual Compensation                           Awards              Payouts
                               ------------------------------------       --------------------------    -----------
  Name                                                      Other
   and                                                     Annual          Restricted        Stock                     All Other
 Principal                                                 Compen-            Stock         Options/       LTIP          Compen-
 Position        Year(s)       Salary($)     Bonus($)      sation($)      Award(s) ($)      SARS (#)     Payouts($)     sation($)
-----------------------------------------------------------------------------------------------------------------------------------

Tim B.            1998          $193,275          -             -                -             -              -          3,504/(2)/
Tarrillion        1997           184,833          -             -                -          44,444/(1)/       -          6,951/(2)/
Former Chief      1996           185,903          -             -                -             -              -          5,940/(2)/
Executive
Officer and
President
====================================================================================================================================

-------------------------------
(1) Consists of options granted during fiscal year ended December 31, 1995 which were repriced as of July 10, 1997.
(2) Represents life insurance premiums paid by the Company on policies on the executives' lives and matching contributions to the Company's 401-K plan.

Stock Options

       During the 1998 fiscal year, the Company did not grant any stock options to any of the named executive officers. No stock appreciation rights have been granted to employees.

     The following table sets forth for the named executive officer information regarding stock options exercised by such officer during the 1998 fiscal year, together with the number and value of stock options held at 1998 fiscal year-end, each on an aggregated basis.


                                Aggregated Option Exercises in the 1998 Fiscal Year
                                          and Fiscal Year-End Option Value
------------------------------------------------------------------------------------------------------------------

                                                                                                    Value of
                                                                       Number of                  Unexercised
                                                                      Unexercised                 In-the-Money
                                                                       Options at                  Options at
                               Number of                            Fiscal Year-End             Fiscal Year-End
                            Shares Acquired       Value               Exercisable/                Exercisable/
          Name                on Exercise        Realized            Unexercisable             Unexercisable /(1)/
------------------------------------------------------------------------------------------------------------------
Tim B. Tarrillion                   --               --                44,444/11,111                  $0/$0
-------------------------------------------------------------------------------------------------------------------

----------
/(1)/ The last sales price of the Company's Common Stock as reported on the NASDAQ SmallCap Market on December 31, 1999 was $3.25 which was lower than the exercise price of the options.

Employment Agreements

     Effective December 23, 1998 the Company entered into an agreement with Mr. Tarrillion in full settlement of his employment contract. The agreement provides for the resignation of Mr. Tarrillion's officer positions as of January 22, 1999, with the continuation of his employment as a full-time consultant through March 31, 1999. From April 1 through December 31, 1999, Mr. Tarrillion will be available on an "as-needed" basis and his salary and benefits will continue through such date. Mr. Tarrillion's current annual salary is approximately $190,000. As part of the agreement, the exercise price of 55,555 options was reduced from $9.00 to $4.50. Of these options, 44,444 are currently vested and 11,111 will vest on December 31, 1999. In addition, Mr. Tarrillion agreed that he will not seek re-election to the Board of Directors when his term expires at the 1999 Annual Meeting of Stockholders.

     In February 1995 the Company entered into an employment agreement with Ms. Shields. Ms. Shields' employment agreement provides for a base salary of $120,000, plus bonuses and cost of living increases, as well as options to purchase 33,333 shares of the Company's Common Stock which vest over four years commencing on March 31, 1996. Her agreement is for a term of five years. In September 1997, the Company and Ms. Shields entered into an amendment to her employment agreement whereby she is compensated on a hourly basis, using a rate computed from her salaried compensation. This agreement was entered into due to the decreased administrative duties required of Ms. Shields as the Company's technologies were either sold or licensed, and as a further reduction of the Company's overhead costs. This voluntary arrangement may be terminated at any time by either party, in which case the provisions of Ms. Shields' original employment agreement would be in effect.

Stock Options And Warrants

      The Company presently has no formal stock option plan. However, through December 1998 the Company has outstanding options to purchase 338,889 shares of the Company's Common Stock. Of these, 330,556 are outstanding to current and former employees, have option prices ranging from $4.50 to $22.50, vest 20% to 25% per year and expire through June 2006. As noted above, the exercise price for Mr. Tarrillion's options was reduced from $9.00 to $4.50 per share in December 1998. The remaining options were granted to current or past note holders, have an exercise price of $6.75 and expire through September 1999. Included in these options to employees are 202,776 granted to current or former directors of the Company and 33,333 granted to other executive officers of the Company.

1999 Stock Incentive Plan and Repricing of Certain Outstanding Options

      Subsequent to year-end, the Compensation Committee of the Board of Directors approved, subject to stockholder approval, the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorizes the Compensation Committee to grant options in the maximum amount of 10% of the total issued and outstanding shares of the Company or reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under the Plan. The Plan will be submitted for stockholder approval at the 1999 Annual Meeting of Stockholders.

      The Compensation Committee approved, subject to stockholder approval of the Plan, new grants of ten-year options under the Plan to Henry Sullivan, President and Chief Executive Officer (40,000 shares), Judith Knight Shields, Chief Financial Officer (10,000 shares), and each of the outside directors of the Company (10,000 shares each). All such options are subject to vesting provisions and have an exercise price of $3.00.

      The Compensation Committee also approved a reduction in the exercise price of an aggregate of 55,555 outstanding options previously granted to Henry Sullivan and Judith Shields from $9.00 to $4.50. All other terms of the options remained in effect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

      The following tables set forth as of March 15, 1999 certain information with respect to the beneficial ownership of the Company's Common Stock and Series F, Series G-I and Series G-II Shares by any person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities based upon filings with the Securities and Exchange Commission. As of March 15, 1999, there were 3,604,548 outstanding shares of Common Stock, 106,554 outstanding Series F Shares, 17,397 outstanding Series G-I Shares, and 21,265 outstanding Series G-II Shares. The tables below do not give effect to the issuance of the Series G-III Shares on March 31, 1999.

                                  Common Stock

                                                                      Amount and Nature
                                                                        of Beneficial                     Percentage
Name and Address of Beneficial Owner                                     Ownership/(1)/                   of Class/(1)/
------------------------------------                                     ------------                     -------------
BancAmerica Capital Investors                                             3,780,191/(2)/                         51.2%
(formerly NationsBanc Capital Corporation)
901 Main Street, 22nd Floor
Dallas, Texas 75202

The CCG Charitable                                                          379,477/(3)/                          9.5%
Remainder Unitrust #1
14450 T.C. Jester Boulevard, Suite 170
Houston, Texas 77014

David S. Holland                                                            312,586/(4)/                          8.0%
1 Riverway, Suite 1700
Houston, Texas 77056

Harrison Interests, Ltd.                                                    252,984/(5)/                          6.6%
Texas Commerce Bank Bldg., Suite 1900
Houston, Texas 77002

Henry W. Sullivan                                                           229,890/(6)/                          6.4%
4710 Bellaire Boulevard, Suite 301
Bellaire, Texas 77401

Pecaut Capital Investors, LP                                                202,388/(7)/                          5.3%
511 6th Street
Sioux City, Iowa  51101

William T. Aldrich                                                          190,739/(8)/                          5.3%
10406 Memorial Drive
Houston, Texas 77024

Tim B. Tarrillion                                                           185,167/(9)/                          5.1%
4710 Bellaire Boulevard, Suite 301
Bellaire, Texas 77401

___________________________

/(1)/ Calculated in accordance with Item 403 of Regulation S-B and Rule 13d-3(d) as promulgated under the Exchange Act. Includes shares of Common Stock which the holder has the right to acquire upon exercise or conversion of outstanding options, warrants or other convertible securities (such as the Series F, Series G-I and G-II Shares) within sixty (60) days of January 29, 1999.

/(2)/ Includes 3,224,635 shares of Common Stock issuable upon conversion of Series F, Series G-I and Series G-II Shares. Includes 555,556 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants. Does not include 10,000 shares of Common Stock issuable upon exercise of options granted to Mr. Williamson in his capacity as Director which were assigned to BankAmerica Capital Investors and which will vest upon his attendance at future board meetings.

/(3)/ Includes 296,143 shares of Common Stock issuable upon conversion of Series F, Series G-I and Series G-II Shares. Includes 83,333 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

/(4)/ Includes 312,586 shares of Common Stock issuable upon conversion of Series G-II Shares.

/(5)/ Includes 197,429 shares of Common Stock issuable upon conversion of Series F and Series G-I Shares. Includes 55,556 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

/(6)/ Dr. Sullivan is deemed to beneficially own 176,851 shares of Common Stock by virtue of his position as a principal executive officer of GAIA Holdings, Inc., which owns 61,728 shares of Common Stock, and Thor Ventures, L.C. which owns 115,123 shares of Common Stock. Includes 29,455 shares of Common Stock issuable upon the conversion of Series G-II Shares. Includes 4,585 shares owned through a profit sharing plan for the benefit of Dr. Sullivan and 16,666 shares which may be acquired upon exercise of options. Does not include 5,555 shares issuable upon exercise of options which do not vest until December 29, 1999.

/(7)/ Includes 157,943 shares of Common Stock issuable upon conversion of shares of Series F and Series G-I Shares. Includes 44,444 shares of common stock which may be acquired upon exercise of Common Stock purchase warrants.

/(8)/ Mr. Aldrich is deemed to beneficially own 176,851 shares of Common Stock by virtue of his position as principal executive officer of GAIA Holdings, Inc. which owns 61,728 shares of Common Stock, and Thor Ventures, L.C. which owns 115,123 shares of Common Stock. Also includes 13,888 shares which may be acquired upon exercise of options.

/(9)/ Includes 58,944 shares of Common Stock and 5,555 Common Stock purchase warrants received by Mr. Tarrillion in conjunction with a merger transaction between the Company and EET in March 1995. Includes 45,658 shares owned through a profit sharing plan for the benefit of Mr. Tarrillion and 44,444 shares which may be acquired upon exercise of options. Includes 29,455 shares of Common Stock issuable upon the conversion of Series G-II Shares. Does not include 11,111 shares issuable upon exercise of options which do not vest until December 31, 1999. Does not include 16,534 shares owned by trusts on behalf of Mr. Tarrillion's minor children which are held by an independent trustee as to which Mr. Tarrillion disclaims any beneficial ownership.

   Series F, Series G Subseries I  and Series G Subseries II Preferred Stock

                                                                        Amount and                       Amount and
                                    Amount and                          Nature of                         Nature of
                                     Nature of                           Series G                         Series G
     Name and address of             Series F         Percentage       Subseries I       Percentage     Subseries II     Percentage
       Beneficial Owner              Ownership        of Class(1)       Ownership        Of Class(1)      Ownership      of Class(1)
-----------------------------------------------------------------------------------------------------------------------------------
BancAmerica Capital Investors         71,444            67.0%            12,575            72.3%            10,831         51.0%
(formerly NationsBanc Capital
Corporation)
901 Main Street, 66th Floor
Dallas, Texas 75202

The CCG Venture Partners              10,717/(2)/       10.1%             1,886/(2)/       10.8%                 -            -
14450 T.C. Jester Boulevard
Suite 170
Houston, Texas 77014

Harrison Interests, Ltd.               7,144             6.7%             1,257             7.2%                 -            -
Texas Commerce Bank Bldg.
Suite 1990
Houston, Texas 77002

Pecaut Capital Investors, LP           5,715             5.4%             1,006             5.8%                 -            -
511 6th Street
Sioux City, Iowa 51101

David S. Holland                           -               -                  -               -              2,708         12.7%
1 Riverway, Suite 1700
Houston, Texas 77056

Bruce F. Harrison, as Trustee              -               -                  -               -              1,072          5.0%
Texas Commerce Bank Bldg.
Suite 1900
Houston, Texas 77002

---------------------
/(1)/ Calculated in accordance with Item 403 of Regulation S-B and Rule 13d-3(d) as promulgated under the Exchange Act. Includes shares of Common Stock which the holder has the right to acquire upon exercise or conversion of outstanding options, warrants or other convertible securities (such as the Series F, Series G-I and Series G-II Shares) within sixty (60) days of March 15, 1999. Calculations were made using the conversion prices as of March 15, 1999 as follows: Series F - $4.747754; Series G-I - $2.678428; Series G-II - $.86625.

/(2)/ Registered in the name of The CCG Charitable Remainder Unitrust No. 1 for which CCG Venture Partners, LLC provides investment management services. CCG Venture Partners, LLC disclaims beneficial ownership of these shares.

Security Ownership Of Management

     The following table sets forth as of March 15, 1999 the beneficial ownership of the Company's Common Stock by (i) the executive officer identified in the Summary Compensation Table appearing herein; (ii) each director and nominee for director; and (iii) all directors and executive officers as a group. As of March 15, 1999, there were 3,604,548 outstanding shares of Common Stock, 106,554 outstanding Series F Shares, 17,397 outstanding Series G-I Shares, and 21,265 outstanding Series G-II Shares. The table below does not give effect to the issuance of the Series G-III Shares on March 31, 1999.

                                                                      Amount and Nature
                                                                        of Beneficial                      Percentage
Name and Address of Beneficial Owner                                     Ownership/(1)/                   of Class/(1)/
------------------------------------                                     --------------                   -------------
Henry W. Sullivan                                                          229,890/(2)/                        6.4%
4710 Bellaire Boulevard, Suite 301
Houston, Texas 77401

Tim B. Tarrillion                                                          185,167/(3)/                        5.0%
4710 Bellaire Boulevard, Suite 301
Bellaire, Texas 77401

Douglas C. Williamson                                                            -/(4)/                          -
901 Main Street, 66th Floor
Dallas, Texas 75202

Edwin H. Knight                                                                  -/(5)/                          -
707 Travis, Suite 1900
Houston, Texas 77002

Judith Knight Shields                                                       70,744/(6)/                        2.0%
4710 Bellaire Boulevard, Suite 301
Houston, Texas 77401

All officers and directors as a group                                      485,801                            12.9%
(5) persons

-------------------
/(1)/ Calculated in accordance with Item 403 of Regulation S-B and Rule 13d-3(d) as promulgated under the Exchange Act. Includes shares of Common Stock which the holder has the right to acquire upon exercise or conversion of outstanding options, warrants or other convertible securities (such as the Series F, Series G-I and Series G-II Shares) within sixty (60) days of March 15, 1999.

/(2)/ Dr. Sullivan is deemed to beneficially own 176,851 shares of Common Stock by virtue of his position as a principal executive officer of GAIA Holdings, Inc., which owns 61,728 shares of Common Stock, and Thor Ventures, L.C. which owns 115,123 shares of Common Stock. Includes 29,455 shares of Common Stock issuable upon the conversion of Series G-II Shares. Includes 4,585 shares owned through a profit sharing plan for the benefit of Dr. Sullivan and 16,666 shares which may be acquired upon exercise of options. Does not include 5,555 shares issuable upon exercise of options which do not vest until December 29, 1999.

/(3)/ Includes 58,944 shares of Common Stock and 5,555 Common Stock purchase warrants received by Mr. Tarrillion in conjunction with a merger transaction between the Company and EET in March 1995. Includes 45,658 shares owned through a profit sharing plan for the benefit of Mr. Tarrillion and 44,444 shares which may be acquired upon exercise of options. Includes 29,455 shares of Common Stock issuable upon the conversion of Series G-II Shares. Does not include 11,111 shares issuable upon exercise of options which do not vest until December 31, 1999. Does not include 16,534 shares owned by trusts on behalf of Mr. Tarrillion's minor children which are held by an independent trustee as to which Mr. Tarrillion disclaims any beneficial ownership.

/(4)/ Mr. Williamson is a Senior Vice President at BancAmerica Capital Investors ("BCI"). Does not include 3,224,635 shares of Common Stock issuable to BCI upon conversion of its holdings of Series F, Series G-I and Series G-II Shares. Does not include 555,555 shares of Common Stock which may be acquired by BCI upon exercise of Common Stock purchase warrants. Does not include 10,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Williamson in his capacity as Director which were assigned to BankAmerica Capital Investors and which will vest upon his attendance at future board meetings.

/(5)/ Mr. Knight manages Harrison Interests Ltd. Does not include 197,429 shares of Common Stock issuable to Harrison Interests, Ltd. upon conversion of its holdings of Series F, Series G-I and Series G-II Shares. Does not include 55,555 shares of Common Stock which may be acquired by Harrison Interests, Ltd. upon exercise of Common Stock purchase warrants. Does not include 10,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Harrison in his capacity as Director which will vest upon his attendance at future board meetings.

/(6)/ Includes 1,111 shares received by Ms. Shields and her husband in connection with the merger transaction between the Company and EET in March 1995. Includes 11,903 shares owned through a profit sharing plan for the benefit of Ms. Shields and 33,333 shares which may be acquired upon exercise of options. Includes 23,564 shares of Common Stock issuable upon the conversion of shares of Series G-II Shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1998, BancAmerica Capital Investors purchased 10,000 Series G-II Shares for cash proceeds of $1,000,000. Mr. Williamson, Chairman of the Board and Director of the Company is a Managing Director and Senior Vice President of BCI. In November 1998, Mr. Sullivan, Mr. Tarrillion and Ms. Shields purchased 250, 250 and 200 shares of the Company's Series G-II Shares for cash proceeds of $25,000, $25,000 and $20,000, respectively. These transactions were completed on terms identical to those negotiated with third-party investors.

     Effective December 23, 1998 the Company entered into an agreement in full settlement of Mr. Tarrillion's employment contract. See "Executive Compensation - Employment Agreements."

Involvement in Certain Legal Proceedings

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

Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during the year ended December 31, 1998, all Reporting Persons timely complied with all filing requirements applicable to them, except for a Form 4 for Mr. Tim B. Tarrillion in connection with the repricing of certain options which was subsequently filed with the Securities and Exchange Commission.

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

C.  Exhibits

                        Plan of Acquisition, reorganization,
                        arrangements, liquidation or succession:
           2.3          Asset Purchase Agreement between Gaia        Incorporated by reference to the Current Report on
                        Technologies, Inc., Gaia Holdings, Inc.,     Form 8-K filed January 12, 1996 ("January 12, 1996
                        Thor Ventures, L.C. and Thor Industries,     8-K")
                        Inc. and the Company dated December 29,
                        1995

           3.1          Certificate of Amendment to the Restated     Incorporated by reference to the Company's Form
                        Certificate of Incorporation of the          10-QSB for the six months ended June 30, 1998 ("June
                        Company                                      30, 1998 10-QSB")

                        Instruments defining the rights of
                        security holders:

           4.1          Restated Certificate of Incorporation        Incorporated by reference to the Company's Form
                                                                     10-QSB for the six months ended June 30, 1996.

           4.2          Amended and Restated Bylaws                  Incorporated by reference to the Form S-4

           4.3          Master Certificate of Designation of         Incorporated by reference to the Form S-3 of the
                        Cumulative Preferred Stock Series G          Company, SEC File No. 333-26347, ("Form S-3")

           4.4          Certificate of Designation of Cumulative     Incorporated by reference to the Form S-3
                        Convertible Preferred Stock, Series G -
                        Subseries I

           4.5          Certificate of Designation of Cumulative     Incorporated by reference to the June 30, 1998 10-QSB
                        Convertible Preferred Stock, Series G -
                        Subseries II

           4.6          Certificate of Designation of Cumulative     Filed herewith
                        Convertible Preferred Stock, Series G -
                        Subseries III

                        Material Contracts:

          10.1          Stock Option Agreement between Tim B.        Incorporated by reference to the Form S-4
                        Tarrillion and the Company dated February
                        7, 1995

         10.2           Stock Option Agreement between David         Incorporated by reference to the Form S-4
                        Daniels and the Company dated February 7,
                        1995

         10.3           Stock Option Agreement between Judith        Incorporated by reference to the Form S-4
                        Shields and the Company dated February
                        23, 1995

         10.4           Stock Option Agreement between the           Incorporated by reference to the Form S-4
                        Company and Donovan W. Boyd dated
                        February 23, 1995

         10.5           EET 401(k) Plan                              Incorporated by reference to the Form S-4

         10.6           Amendment to Stock Option Agreement of       Incorporated by reference to the Company's Annual
                        Tim Tarrillion                               Report on Form 10-K for the fiscal year ended
                                                                     December 31, 1995 (the "1995 Form 10-K")

         10.7           Amendment to Stock Option Agreement of       Incorporated by reference to the 1995 Form 10-K
                        Donovan W. Boyd

         10.8           Amendment to Stock Option Agreement of       Incorporated by reference to the 1995 Form 10-K
                        Judith Shields

         10.9           Employment Agreement of Tim Tarrillion       Incorporated by reference to the March 22, 1995 8-K
                        dated February 7, 1995

         10.10          Employment Agreement of David Daniels        Incorporated by reference to the March 22, 1995 8-K
                        dated February 7, 1995

         10.11          Employment Agreement of Judith Shields       Incorporated by reference to the March 22, 1995 8-K
                        dated February 23, 1995

         10.12          Employment Agreement of Donovan W. Boyd      Incorporated by reference to the Form S-4
                        dated February 23, 1995

         10.13          Consulting Agreement between Donovan W.      Incorporated by reference to the Company's Annual
                        Boyd dated as of October 31, 1997            Report on Form 10-KSB for the year ended December
                                                                     31, 1997 (the "1997 Form 10-KSB")

         10.14          Agreement between the Company and David      Incorporated by reference to the 1997 Form 10-KSB
                        M. Daniels dated as of December 31, 1997

         10.15          GAIA/Thor Royalty Agreement, entered into    Incorporated by reference to January 12, 1996 8-K
                        as of December 29, 1995, by and among
                        GAIA Technologies, Inc., GAIA Holding,
                        Inc., Thor Ventures, L.C. and the Company

         10.16          GAIA-TieTek License Agreement, entered       Incorporated by reference to January 12, 1996 8-K
                        into as of December 29, 1995, by and
                        between GAIA Technologies, Inc. and
                        TieTek, Inc.




          10.17         Employment Agreement, entered into as of     Incorporated by reference to January 12, 1996 8-K
                        December 29, 1995, between GAIA
                        Technologies, Inc. and Henry W. Sullivan

          10.18         Stock Option Agreement between Henry W.      Incorporated by reference to January 12, 1996 8-K
                        Sullivan and the Company dated December
                        29, 1995

          10.19         Crosstie Purchase Option and Loan            Incorporated by reference to January 12, 1996 8-K
                        Agreement by and among the Company and
                        TieTek, Inc., William T. Aldrich, J.
                        Denny Bartell and Henry W. Sullivan dated
                        December 29, 1995

          10.21         Stock and Warrant Purchase Agreement with    Incorporated by reference to the 1995 Form 10-K
                        respect to the Series F Convertible
                        Preferred Stock

          10.22         Stockholders' Agreement between the          Incorporated by reference to the 1995 Form 10-K
                        Company, certain members of its
                        management, and the Series F Holders

          10.23         Form of Warrant dated as of April 5, 1996    Incorporated by reference to the 1995 Form 10-K
                        issued to the Series F Holders

          10.24         Stock Purchase Agreement dated March 31,     Incorporated by reference to the Form S-3
                        1997 between the Company, NationsBanc
                        Capital Corporation and Certain Investors

          10.25         Amendment to Stockholders' Agreement         Incorporated by reference to the Form S-3

          10.31         Form of Joinder to Stockholders' Agreement   Incorporated by reference to the June 30, 1998 10-QSB

          10.32         For of Stock Purchase Agreement for an       Incorporated by reference to the June 30, 1998 10-QSB
                        Additional Closing dated as of May 21,
                        1998 by and among the Company, its
                        operating subsidiaries, NationsBanc
                        Capital Corporation and certain other
                        Investors

          10.33         Agreement between the Company and Tim B.     Filed herewith
                        Tarrillion dated as of December 23, 1998

          10.34         Amended and Restated Stock Option            Filed herewith
                        Agreement between Henry W. Sullivan and
                        the Company dated December 29, 1995



          10.35         Amended and Restated Stock Option            Filed herewith
                        Agreement between Judith Shields and the
                        Company dated February 23, 1995

          10.36         1999 Stock Incentive Plan                    Filed herewith

          10.37         Incentive Stock Option Agreement between     Filed herewith
                        Henry W. Sullivan and the Company dated
                        February 22, 1999

          10.38         Incentive Stock Option Agreement between     Filed herewith
                        Judith Shields and the Company dated
                        February 22, 1999

          22            Subsidiaries of Registrant                   Incorporated by reference to the Form S-4

          23.1          Consent of BDO Seidman LLP                   Filed herewith

          27            Financial Data Schedule                      Filed herewith

D.   Reports on Form 8-K

     There were no Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated: March 31, 1999

                                   By: /s/ Henry W. Sullivan
                                      ---------------------------------------
                                      Henry W. Sullivan
                                      Chief Executive Officer


                                   By: /s/ Judith Knight Shields
                                      ---------------------------------------
                                      Judith Knight Shields
                                      Principal Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                                          Title                              Date
/s/  Douglas C. Williamson                           Chairman and Director                March 31, 1999
---------------------------
Douglas C. Williamson

/s/ Henry W. Sullivan                                Chief Executive Officer,             March 31, 1999
---------------------                                President and Director
Henry W. Sullivan

/s/ Edwin H. Knight                                  Director                             March 31, 1999
-------------------
Edwin H. Knight

/s/ Tim B. Tarrillion                                Director                             March 31, 1999
---------------------
Tim B. Tarrillion

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----

North American Technologies Group, Inc. Consolidated Financial Statements:
      Report of Independent Certified Public Accountants ........................    F-2
      Consolidated Balance Sheets as of December 31, 1998 and 1997...............    F-3
      Consolidated Statements of Loss for the Years
        Ended December 31, 1998 and 1997.........................................    F-4
      Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998 and 1997...........................    F-5
      Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1998 and 1997...................................    F-6
      Notes to Consolidated Financial Statements.................................    F-7 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional financing for working capital and capital expenditures to commercialize and support its business until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                            BDO SEIDMAN, LLP



Houston, Texas
January 22, 1999, except for Note 18,
 which is as of March 31, 1999.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                    1998            1997
                                                                -------------   -------------
                         Assets
                         ------
Current Assets:
 Cash........................................................   $    719,212    $    348,991
 Accounts receivables, less allowance for
   doubtful accounts of $18,000 for 1997.....................          5,617         285,623
 Inventories (Note 5)........................................        186,783           6,395
 Current portion of notes receivable (Note 6)................        105,000         100,000
 Prepaid expenses and other..................................         84,341         103,087
                                                                ------------    ------------
   Total Current Assets......................................      1,100,953         844,096
Notes Receivable, Less Current Portion (Note 6)..............        761,639         881,960
Property and Equipment, Less Accumulated
 Depreciation (Note 7).......................................        841,998         149,946
Patents and Purchased Technologies, Less Accumulated
 Amortization of $131,551 and $268,787.......................      1,586,017       1,797,128
Goodwill, Less Accumulated Amortization of $815,717
  and $603,793...............................................      1,964,301       2,652,391
Other Intangible Assets, Less Accumulated
 Amortization of $74,975 and $107,007........................         80,025         126,765
Other........................................................         43,473         292,291
                                                                ------------    ------------
                                                                $  6,378,406    $  6,744,577
                                                                ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
 Current maturities of long-term debt (Note 8)...............   $    500,000    $      3,800
 Accounts payable............................................        208,202         248,362
 Accrued expenses (Notes 9 and 13)...........................        519,453         207,302
 Deferred dividends payable on preferred stock,
   including accrued interest (Note 10)......................        191,927         193,448
                                                                ------------    ------------
   Total Current Liabilities.................................      1,419,582         652,912
Long-term Debt, Less Current Maturities (Note 8).............              -         503,178
Deferred dividends payable on preferred stock, including
  accrued interest (Note 10).................................        163,553          13,985
                                                                ------------    ------------
   Total Liabilities.........................................      1,583,135       1,170,075
                                                                ------------    ------------
Commitments and Contingencies (Note 13)
Stockholders' Equity (Note 10):
 Convertible preferred stock, $.001 par value, 10,000,000
   shares authorized; 147,468 and 115,364 shares issued......     14,746,815      11,536,406
 Common stock, $.001 par value, 100,000,000 shares
   authorized; 3,558,502 and 3,479,858 shares issued.........          3,559           3,480
 Additional paid-in capital..................................     27,148,991      26,376,163
 Deficit.....................................................    (36,934,862)    (32,180,115)
 Less notes receivable for sale of stock.....................       (169,232)       (161,432)
                                                                ------------    ------------
   Total Stockholders' Equity................................      4,795,271       5,574,502
                                                                ------------    ------------
                                                                $  6,378,406    $  6,744,577
                                                                ============    ============

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                 For the Years ended December 31, 1998 and 1997



                                                                             1998         1997
                                                                             ----         ----
Revenues (Notes 4 and 16)............................................   $   138,828    $ 3,553,117
Cost of Revenues.....................................................       292,043      2,436,261
                                                                        -----------    -----------
   Gross Profit (loss)...............................................      (153,215)     1,116,856

Selling, General and Administrative Expenses.........................     2,900,955      4,282,925
                                                                        -----------    -----------

   Operating Loss before valuation adjustment........................    (3,054,170)    (3,166,069)

Impairment of certain long-lived assets (Note 17)....................             -      1,202,628
                                                                        -----------    -----------

   Operating loss....................................................    (3,054,170)    (4,368,697)
                                                                        -----------    -----------
Other Income (Expense):
 Interest income.....................................................        67,494        169,402
 Interest expense (Notes 6(c) and 9).................................      (193,433)       (94,805)
 Gain (loss) on disposition of equipment and other assets (Note 4)...       349,088        (51,934)
 Royalty income (Note 4).............................................        98,160              -
 Other...............................................................             -         14,743
                                                                        -----------    -----------

Total Other Income - Net.............................................       321,309         37,406
                                                                        -----------    -----------
Net Loss.............................................................   $(2,732,861)   $(4,331,291)
                                                                        ===========    ===========
Net Loss Per Share (Notes 1 and 10):
 Net Loss Per Common Share - Basic...................................   $     (1.36)   $     (1.98)
                                                                        ===========    ===========
 Net Loss Per Common Share - Assuming dilution.......................   $     (1.36)   $     (1.98)
                                                                        ===========    ===========
 Weighted Average Number of Common
   Shares Outstanding................................................     3,490,146      3,207,191
                                                                        ===========    ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For The Years Ended December 31, 1998 and 1997

                                                       Preferred Stock         Common Stock
                                                    --------------------      -----------------
                                                    Shares       Amount        Shares    Amount
                                                    ------       ------        ------    ------
Balance, December 31, 1996.......................   101,429    $10,765,447    3,012,388   $3,012
Sale of Series G preferred stock.................    16,400      1,640,000            -        -
Issuance of common stock upon conversion of
  Series E, F and G preferred stock..............   (16,279)    (2,250,407)     467,470      468
Issuance of preferred stock in lieu of
  cash dividends.................................    13,814      1,381,366            -        -
Dividends on preferred stock.....................         -              -            -        -
Deemed dividends on preferred stock..............         -              -            -        -
Costs associated with equity transactions........         -              -            -        -
Interest on notes receivable from stockholders...         -              -            -        -
Net loss for the year............................         -              -            -        -
                                                    -------    -----------    ---------   ------
Balance, December 31, 1997.......................   115,364     11,536,406    3,479,858    3,480
Sale of Series G preferred stock.................    20,000      2,000,000            -        -
Issuance of common stock upon conversion of
  Series F preferred stock.......................    (4,000)      (400,000)      78,644       79
Issuance of preferred stock in lieu of
 cash dividend...................................    16,104      1,610,409            -        -
Dividends on preferred stock.....................         -              -            -        -
Deemed dividends on preferred stock..............         -              -            -        -
Costs associated with equity transactions........         -              -            -        -
Compensation costs associated with
  repricing of stock options.....................         -              -            -        -
Interest on notes receivable from
 stockholders....................................         -              -            -        -
Net loss for the year............................         -              -            -        -
                                                    -------    -----------    ---------   ------
Balance, December 31, 1998.......................   147,468    $14,746,815    3,558,502   $3,559
                                                    =======    ===========    =========   ======

                                                                                         Notes
                                                      Additional                       Receivable
                                                       Paid-In                          for Sale
                                                       Capital           Deficit        of Stock        Total
                                                     -----------      -------------    ---------    -----------
Balance, December 31, 1996.......................    $23,833,721       $(25,902,116)   $(153,632)   $ 8,546,432
Sale of Series G preferred stock.................              -                  -            -      1,640,000
Issuance of common stock upon conversion of
  Series E, F and G preferred stock..............      2,249,939                  -            -              -
Issuance of preferred stock in lieu of
  cash dividends.................................              -         (1,381,366)           -              -
Dividends on preferred stock.....................              -           (194,213)           -       (194,213)
Deemed dividends on preferred stock..............        371,129           (371,129)           -              -
Costs associated with equity transactions........        (78,626)                 -            -        (78,626)
Interest on notes receivable from stockholders...              -                  -       (7,800)        (7,800)
Net loss for the year............................              -         (4,331,291)           -     (4,331,291)
                                                     -----------      -------------    ---------    -----------
Balance, December 31, 1997.......................     26,376,163        (32,180,115)    (161,432)     5,574,502
Sale of Series G preferred stock.................              -                  -            -      2,000,000
Issuance of common stock upon conversion of
  Series F preferred stock.......................        399,921                  -            -              -
Issuance of preferred stock in lieu of
 cash dividend...................................              -         (1,610,409)           -              -
Dividends on preferred stock.....................              -           (113,295)           -       (113,295)
Deemed dividends on preferred stock..............        298,182           (298,182)           -              -
Costs associated with equity transactions........        (25,275)                 -            -        (25,275)
Compensation costs associated with
  repricing of stock options.....................        100,000                  -            -        100,000
Interest on notes receivable from
 stockholders....................................              -                  -       (7,800)        (7,800)
Net loss for the year............................              -         (2,732,861)           -     (2,732,861)
                                                     -----------       ------------    ---------    -----------
Balance, December 31, 1998.......................    $27,148,991       $(36,934,862)   $(169,232)   $ 4,795,271
                                                     ===========       ============    =========    ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 1998 and 1997

                          Increase (Decrease) in Cash


                                                                           1998           1997
                                                                       ------------   ------------
Cash flows from operating activities:
 Net loss...........................................................   $(2,732,861)   $(4,331,291)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of long-lived assets.................................             -      1,202,628
    Depreciation and amortization...................................       578,847        748,815
    Valuation allowance on inventory................................        50,000              -
    Compensation expense............................................       100,000              -
    Discount on note receivable.....................................       105,000              -
    (Gain) loss on disposition of equipment and other assets........      (349,088)        51,934
    Equity in net loss of joint venture.............................             -         87,391
    Provision for bad debts.........................................       189,950         94,853
    Accrued interest receivable on notes receivable, stockholders...        (7,800)        (7,800)
    Accrued interest payable on deferred dividends..................        34,752         13,221
    Changes in assets and liabilities:
     Accounts receivable............................................       298,006        (49,803)
     Inventories....................................................      (232,802)       (10,831)
     Prepaid expenses and other current assets......................        43,746        (20,257)
     Other assets...................................................        16,302         36,959
     Accounts payable and accrued expenses..........................       211,991       (176,369)
                                                                       -----------    -----------
         Net cash used in operating activities......................    (1,693,957)    (2,360,550)
                                                                       -----------    -----------
Cash flows from investing activities:
 Cash received from disposition of net assets of IPF (in 1997),
  equipment and other assets........................................       338,538      1,002,221
 (Increase) decrease in notes receivable............................       602,642       (547,788)
 Payments relating to patents.......................................       (14,203)       (26,717)
 Purchase of property and equipment.................................      (805,546)       (12,520)
                                                                       -----------    -----------
         Net cash provided by investing activities..................       121,431        415,196
                                                                       -----------    -----------
Cash flows from financing activities:
 Issuance of preferred stock........................................     1,975,000      1,640,000
 Repayment of notes payable and long-term debt......................        (6,978)      (393,941)
 Payment for costs and fees of equity issuances.....................       (25,275)       (78,626)
                                                                       -----------    -----------
         Net cash provided by financing activities..................     1,942,747      1,167,433
                                                                       -----------    -----------
Net increase (decrease) in cash.....................................       370,221       (777,921)
Cash beginning of year..............................................       348,991      1,126,912
                                                                       -----------    -----------
Cash end of year....................................................   $   719,212    $   348,991
                                                                       ===========    ===========

         See accompanying notes to consolidated financial statements.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

     North American Technologies Group, Inc. ("NATK"), was incorporated on December 24, 1986 in the State of Delaware. The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc. and its subsidiaries are referred to herein as the Company.

     The Company's historic business strategy has been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. These technologies would be commercially developed to provide a mix of products, services and licensing arrangements to customers in a range of separate and distinct industries. As these technologies developed at their own individual rates, the Company would analyze how it can best profit from this development and maximize full commercialization. The Company believes that the optimum development of its technologies will sometimes necessitate licensing or selling the technologies to outside interests who are in a better position to realize the full potential of the related businesses. As such, during the development of these technologies, it was and is anticipated that the Company will go through various cycles of acquisitions versus divestitures and/or licensing programs. The timing and nature of these cycles will be determined by the actual development and success of individual technologies as well as the Company's need to internally generate cash to fund the development of those technologies that are deemed to be of the greatest long term value to the Company.

     During 1995, 1996 and 1997 the Company completed the following acquisitions: (a) acquired 100% of the outstanding stock of EET, Inc. ("EET") in a transaction accounted for as a pooling-of-interests (March 1995); (b) acquired 100% of the outstanding stock of Industrial Pipe Fittings, Inc. ("IPF") in a transaction accounted for as a pooling-of-interests (June 1995); (c) acquired certain assets of GAIA Holdings, Inc. and its affiliates through NATK's wholly-owned subsidiary GAIA Technologies, Inc. ("GAIA") (December 1995); (d) acquired certain assets of MPT Services Inc. through NATK's wholly-owned subsidiary Riserclad International, Inc. ("RII") (June 1996); and (e) acquired 100% of the outstanding stock of TieTek, Inc. ("TieTek") in a transaction accounted for using the purchase method (December 1997). These subsidiaries' operations are described as follows: EET provided on-site decontamination of buildings and equipment contaminated with polycholorinated biphenyls, radioactive isotopes or other toxic materials utilizing EET's patented TechXTract system. IPF manufactured and distributed proprietary and standard transition products (custom pipe, pipe fittings and valves). GAIA manufactured and distributed porous pipes used for irrigation purposes and alternative building materials, such as air-conditioner condenser support pads ("A/C pads"), made from recycled rubber and thermoplastic. RII reformulated and marketed a corrosion protection system for steel structures in marine applications. TieTek has developed the technology to manufacture composite railroad crossties from crumbed tire rubber and other recycled materials.

     During 1997 and 1998, the Company evaluated the businesses and/or technologies that had been acquired during the prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek Composite Railroad Crosstie. Accordingly, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. Since June 1997, the Company has completed the following transactions: (a) sold the air conditioner support pad technology and certain related equipment (June 1997); (b) sold the net assets of IPF (October
1997); (c) sold certain assets of EET that were used in the Waste Management Services division located in Austin, Texas (October 1997); and (d) licensed the Riserclad technology and sold certain assets of RII (December 1997); and (e) sold certain assets of EET that related primarily to EET's patented TechXTract technology (March 1998).

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Inventories

     Inventories consist of composite railroad crossties and raw materials and are valued at the lower of cost (first-in, first-out) or market. Costs includes material costs, direct labor, and applied overhead.

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

     Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. As part of this assessment, management prepares an analysis of the undiscounted cash flows for each product that has significant long-lived or intangible asset values associated with it. This analysis for the asset values during 1997 indicated there had been an impairment to certain assets' carrying values and an adjustment of $1,202,628 has been recognized in the accompanying financial statements for the year ended December 31, 1997 (see Note 17). Inherent in this analysis is an estimate of both future revenues and profitability for these products. Management uses a wide variety of information when preparing these estimates, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the commercialization of the product. Given the early stages of these products' commercialization, these estimates are subject to revision in the future as additional information becomes available. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period.

Property and Equipment

     Property and equipment are stated at cost. Fixed assets are depreciated by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over their estimated useful lives, ranging from three to fifteen years.

Income Taxes

     Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Research and Development

     Expenditures for research and development of products and processes and for the operation of pilot projects are charged to expense as incurred. For the years ended December 31, 1998 and 1997, the Company's research and development expenses were not significant.

Loss Per Common Share

     The Company provides basic and dilutive earnings (loss) per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and
(ii) dividends deemed to have been issued by virtue of a conversion price that at the date of issuance is less than the market price of the Company's common stock. For the years ended December 31, 1998 and 1997, net loss applicable to common stockholders is as follows:

                                                              1998           1997
                                                          ------------   ------------
          Net loss.....................................   $(2,732,861)   $(4,331,291)
          Dividends on preferred stock.................    (1,723,704)    (1,575,579)
          Deemed dividends on preferred stock..........      (298,182)      (371,129)
                                                          -----------    -----------
          Net loss applicable to common stockholders...   $(4,754,747)   $(6,277,999)
                                                          ===========    ===========

     Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1998 and 1997, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 1998, these securities include options and warrants on 1,708,306 shares of common stock, convertible debt and preferred stock convertible into 37,037 and 5,396,138 shares of common stock, respectively. For the year ended December 31, 1997, these securities included options and warrants on 1,764,324 shares of common stock, convertible debt and preferred stock convertible into 37,037 and 1,688,889 shares of common stock, respectively.

Revenue Recognition

     Service revenues are recognized as services are performed. Such revenues also include the cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped. Royalty revenues are recognized when earned.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Market Value of Financial Instruments

     The Company's financial instruments include notes receivable and notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar credit risks and terms.

Concentration of Credit Risk

     At December 31, 1998, the Company's cash in a financial institution exceeded the federally insured deposit limit by $597,579. Through the year ended December 31, 1997, the Company extended credit to its customers in various industries, including petrochemical, construction, mining, waterworks and environmental, and there was no concentration of credit risk. For the year ended December 31, 1998 and thereafter, the Company will extend credit to its customers primarily in the railroad industry.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

     For the years ended December 31, 1998 and 1997, the Company incurred net losses of $2,732,861 and $4,331,291, respectively, and had an accumulated deficit of $36,934,862 at December 31, 1998. Because of these recurring losses, the Company will require additional financing for working capital and capital expenditures to continue the commercialization of the TieTek Composite Railroad Crosstie until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management is currently in negotiations with certain potential investors regarding an investment in the Company. As of the date of this report, no definitive agreement has been reached and there can be no assurance that the transaction will be completed.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - ACQUISITIONS

     (a) As part of the acquisition of GAIA in December 1995, the Company granted an exclusive license to TieTek to develop the railroad crosstie business using certain technology purchased from GAIA. The Company had the exclusive right and option to purchase TieTek through 1998 if the Company satisfied certain funding obligations, as defined. The Company entered into a loan agreement to provide TieTek up to $1,500,000 to be used exclusively for the development of the crosstie technology (the "Crosstie Loan").

     In December 1997, the Company exercised its option to acquire 100% of the outstanding stock of TieTek. The Company's consideration consisted of a) the assumption of TieTek's liabilities totalling $1,470,770, of which $1,463,800 represented the outstanding balance on the Crosstie Loan between the Company and TieTek, b) the release of 74,074 shares of Company common stock as collateral for the Crosstie Loan, and c) the execution of a royalty agreement providing for certain royalty payments calculated on the gross profits of TieTek for a fifteen year period.

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

     The acquisition of the outstanding stock of TieTek has been accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair value at the date of acquisition. The estimated fair values of the assets acquired are as follows:
                                        Amount
                                      ----------
Current assets.....................   $   34,600
Equipment..........................       41,755
Patents and purchased technology...    1,394,415
                                      ----------
                                      $1,470,770
                                      ==========


     The operating results of TieTek are not included in the accompanying statements of loss for the year ended December 31, 1997 since the purchase occurred in December 1997. The following unaudited proforma summary presents the effect on the statement of loss for the year ended December 31, 1997 as if the purchase had occurred at the beginning of 1997.

                                      1997
                                  -----------
          Revenues.............   $ 3,567,000
                                  ===========
          Net loss.............   $(4,900,000)
                                  ===========
          Net loss per share...   $     (2.16)
                                  ===========

     The proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of January 1, 1997 or of results which may occur in the future.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - SALE OF CERTAIN ASSETS AND LICENSING AGREEMENTS

     (a) In June 1997, the Company sold the technology for manufacturing air conditioner support pads ("A/C pads"), along with certain related equipment, to an unrelated company. As consideration, the Company received $25,000 cash, a note receivable of $550,000, and future royalty payments through June 2007. There was no gain or loss on this transaction. In September 1998, the Company discounted the note receivable for a cash payment of $420,000 in settlement of all obligations between the Company and the purchaser. See Note 6 for the terms and settlement of the note receivable. Net revenues and gross profit were $97,690 and $13,727, respectively, for the A/C pad product line for the year ended December 31, 1997.

     (b) In October 1997, the Company sold the net assets of IPF to an unrelated company. As consideration, the Company received $900,694 in cash and a six-month non-interest bearing note with an original principal amount of $50,000. See Note 6 for terms of the note receivable. The Company recognized a loss of approximately $100,000 on the transaction. Net revenues and gross profit were $1,957,587 and $578,044, respectively, for IPF for the year ended December 31, 1997.

     (c) In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to an unrelated company. As consideration, the Company received $55,000 cash. A gain of approximately $20,000 was recognized on the transaction. Net revenues and gross profit were $302,709 and $116,936, respectively, for the Waste Management Services division of EET for the year ended December 31, 1997.

     (d) In November 1997, the Company licensed its Riserclad technology to an unrelated company which included the former President of RII. In addition, the purchaser acquired certain net assets of RII. As consideration, the Company received $100,000 cash as a license fee, $46,527 cash for the sale of certain net assets, two notes receivable with original principal balances of $301,960 and $100,000, and future royalty payments to be received on revenues above a specified minimum, as defined, by the new company. See Note 6 for terms of the notes receivable. The Company recognized a gain of approximately $20,000 on the transaction. Since the future royalty payments are contingent, the Company will record these royalties as income in the period in which they are earned. During 1998 the Company received royalty payments of approximately $98,000. Net revenues and gross profit were $345,701 and $142,641, respectively, for RII for the year ended December 31, 1997.

     (e) In March 1998, the Company sold certain assets of EET to an unrelated company. The assets sold related primarily to EET's patented TechXTract technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totalling $800,271. See Note 6 for terms of the notes receivable. The Company recognized a gain of approximately $440,000 on the transaction. Net revenues were $17,086 and $740,693, and gross profits were $6,331 and $275,684 for EET's TechXTract product line for the years ended December 31, 1998 and 1997, respectively.


NOTE 5 - INVENTORIES

     At December 31, inventories consisted of the following:

                           1998          1997
                         --------       ------
     Raw materials....   $ 68,560       $    -
     Finished goods...    118,223        6,395
                         --------       ------
                         $186,783       $6,395
                         ========       ======

     At December 31, 1998, the Company provided a valuation allowance of approximately $50,000 to reduce inventory to its estimated market value.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES RECEIVABLE

     At December 31, notes receivable consisted of the following:

                                                                                     1998        1997
                                                                                  ---------    --------
Notes receivable from the sale of certain assets of EET, net (a)..............    $ 786,639   $       -
Note receivable from sale of certain assets of RII, net (b)...................       80,000     401,960
Note receivable from sale of certain equipment of GAIA (c)....................            -     550,000
Note receivable from sale of net assets of IPF (d)............................            -      30,000
                                                                                   --------    --------
                                                                                    866,639     981,960
Less current maturities.......................................................      105,000     100,000
                                                                                   --------    --------
                                                                                  $ 761,639   $ 881,960
                                                                                   ========    ========

     (a) In March 1998, the Company sold certain assets of EET to an unrelated company. As a part of the consideration for this transaction the Company received two notes with original principal balances totalling $800,271, which are secured by the technology sold. The first promissory note has an original principal balance of $363,436, bears interest at 6% per annum, and is payable in twelve quarterly payments beginning September 30, 1998. The second promissory note has an original principal balance of $436,835, bears interest at 9-1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001.
In addition to the regularly scheduled quarterly payments, the purchaser is required to make payments equal to 10% of amounts it has invoiced in any quarter in excess of $100,000.

     (b) In November 1997, the Company sold certain assets and licensed its Riserclad technology to an unrelated company which included the former president of RII. As a part of the consideration for this transaction, the Company received (i) a note receivable in the principal amount of $301,960, and (ii) a note receivable in the principal amount of $100,000.

     The note receivable with an original principal balance of $301,960 is non-interest bearing for two years, and bears interest at 6% per annum thereafter. The note is secured by the rights under the license agreement and a certain account receivable of equal dollar amount. Any payments received by the purchaser from this account receivable will be remitted in total to the Company as payment against the note. Any portion of the principal that remains unpaid as of December 1999 becomes payable in eight equal annual installments, plus any accrued and unpaid interest, beginning in December 2000. During 1998 the Company received payments of $111,100 relating to this note. At December 31, 1998, the remaining principal balance of $190,860 was fully reserved because the ultimate collection of the amount is primarily dependent on the sale of certain inventories by the purchaser which have been located for over one year in a foreign country that is experiencing political unrest.

     The note receivable with an original principal balance of $100,000 bears interest at 6% per annum and is payable in five equal annual installments of $20,000, plus interest, beginning in December 1998. The note is secured by the rights under the license agreement.

     (c) As consideration for the sale of the A/C pad technology and its related equipment in 1997, the Company received $25,000 cash, a note receivable of $550,000, and future royalty payments through June 2007. In September 1998, the Company discounted the five-year note receivable with a then outstanding principal balance of $525,000 for a cash payment of $420,000 in full settlement of all obligations between the parties. The discount of $105,000 has been included in interest expense for the year ended December 31, 1998.

     (d) In connection with the sale of the net assets of IPF, the Company received a non-interest bearing six-month note receivable from the purchaser in
the original principal amount of $50,000.   As of December 31, 1997, the
principal balance outstanding had been reduced to $30,000 because of certain identified liabilities and an allowance for any unknown liabilities that may be incurred in the future. During 1998, additional adjustments were made to the note receivable and the Company ultimately collected approximately $13,000 in full payment of this note.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - PROPERTY AND EQUIPMENT


     At December 31, major classes of property and equipment consist of:

                                                          1998       1997
                                                        --------   --------
     Machinery and equipment......................... $  885,585   $103,356
     Automobiles.....................................          -     20,718
     Furniture and fixtures..........................    123,444    124,844
                                                       ---------   --------
                                                       1,009,029    248,918
     Less accumulated depreciation...................    167,031     98,972
                                                       ---------   --------
                                                      $  841,998   $149,946
                                                       =========   ========

NOTE 8 - LONG-TERM DEBT

     At December 31, long-term debt is as follows:
                                                          1998       1997
                                                        --------   --------

     8% convertible debenture, due August 1999.......   $500,000   $500,000
     Other...........................................          -      6,978
                                                        --------   --------
                                                         500,000    506,978
     Less current maturities.........................    500,000      3,800
                                                        --------   --------
                                                        $      -   $503,178
                                                        ========   ========


     In August 1994, the Company borrowed $500,000, bearing interest at 8% per annum, from an individual lender. The loan matures in August 1999 and is unsecured. The Company may prepay the loan with a penalty amounting to 2% of the principal balance for each year the prepayment precedes the scheduled maturity date. The loan is convertible into shares of the Company's common stock at $13.50 per share, which exceeded the fair market value at the date of the agreement. However, if the Company elects to prepay the loan when the market price is below $13.50 per share, the lender has the option to convert the loan into shares of common stock at a 15% discount from the then-current market price.

NOTE 9 - RELATED PARTY TRANSACTIONS

     In November 1998, certain officers and directors of the Company purchased 700 shares of the Series G, Subseries II, convertible preferred stock for cash proceeds of $70,000 on the same terms as other third party investors.

     In November 1998, the Company entered into an agreement with the lessor of the manufacturing and office facility that had been formerly used for IPF's operations. As a result of this agreement, all obligations under the lease terminated for a cash payment of approximately $30,000. For the years ended December 31, 1998 and 1997, rent expenses under this agreement, net of sublease rental income, was approximately $23,400 and $30,600, respectively. The lessor of these facilities had been an officer and director of the Company prior to 1998.

     Effective December 23, 1998, the Company entered into an agreement with the President and Chief Executive Officer of the Company, in full settlement of his employment contract. The agreement provides for the resignation of this individual's officer positions as of January 22, 1999, with the continuation of his employment as a full-time consultant through March 31, 1999. From April 1 through December 31, 1999, the individual will be available on an "as needed" basis and his salary and benefits will continue through such date. As part of the agreement, the exercise price of 55,555 common stock options was reduced from $9.00 to $4.50. Of these options, 44,444 are currently vested and 11,111 will vest on December 31, 1999. As of December 31, 1998, the Company had recognized an accrual of $150,000 for compensation costs for the period April 1, 1999 through December 31, 1999. In addition, the Company recognized compensation expense associated with the changes made to the terms of the options of $100,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Effective December 31, 1997, the Company entered into an agreement with a director and officer of the Company in full settlement of his employment contract. The agreement provided for payments through December 1998 totalling $90,000, vesting of 11,111 options to purchase Common Stock which would have vested through March 1999, and a reduction in the exercise price of certain options to purchase 33,333 shares of Common Stock from $11.25 to $6.75. The individual resigned his positions as an officer and director of the Company. The compensation expense associated with the changes made to the terms of the options was minimal.

     Interest expense incurred on notes payable to an officer and director of the Company totalled approximately $32,000 for the year ended December 31, 1997.

NOTE 10 - STOCKHOLDERS' EQUITY

Reverse Stock Split

     In May 1998, the stockholders of the Company approved a 9 for 1 reverse stock split. Accordingly, all outstanding common stock and all per share data have been retroactively adjusted to reflect the reverse stock split. In addition, all outstanding common stock options and warrants and their exercise prices, along with the preferred stock conversion prices, have been adjusted accordingly to reflect the reverse stock split.

Series E Preferred Stock

     In February and March 1996, the Company issued 50 shares of Series E convertible preferred stock ("Series E") for proceeds of $1,250,000. During 1996, 25 Series E shares were converted into 160,134 shares of the Company's common stock. During 1997, the remaining 25 Series E shares were converted into 225,883 shares of the Company's common stock. The Series E holders had certain liquidation preferences, and were not entitled to any dividends.

Series F and G Preferred Stock

     In April and May 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F") and stock purchase warrants to purchase 1,027,778 shares of the Company's common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 727,778 Series F Warrants. The remaining 27,000 Series F shares and 300,000 Series F Warrants were issued in exchange for the surrender of 13.5% convertible subordinated debentures with a principal balance of $2,700,000 that were issued in 1995, and their associated warrants. The Series F Warrants were issued with an original exercise price of $9.00 per share, subject to certain adjustments, and expire on April 8, 2004. As of December 31, 1998, the adjusted warrant exercise price was $4.75 per share.

     In March 1997, the Company issued 16,400 shares of Series G, Subseries I, convertible preferred stock ("Series G Subseries I") for cash proceeds of $1,640,000. In May through November 1998, the Company issued 20,000 shares of Series G, Subseries II, convertible preferred stock ("Series G Subseries II") for cash proceeds of $1,975,000 and services rendered of $25,000.

     Dividends accrue on the Series F and G shares at a per annum rate of $13.50 per share and are payable semi-annually. The Company may elect to defer the dividend payments until April 1999, in which case, each holder may elect to either: (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or; (ii) receive payment of the dividend in the form of additional Series F or G shares. During 1998, the Company paid dividends (i) on the Series F shares totalling $1,383,581, of which $1,275,962 was paid by issuance of 12,760 shares of Series F preferred stock, and $107,619 was deferred as a dividend payable, and (ii) on the Series G shares totalling $340,123, of which $334,447 was paid by issuance of 3,344 shares of Series G preferred stock, and $5,676 was deferred as a dividend payable. During 1997, the Company paid dividends (i) on the Series F shares totalling $1,410,113, of which $1,239,556 was paid by issuance of 12,395 shares of Series F preferred stock, and $170,557 was deferred as a dividend payable, and (ii) on the Series G shares totalling $165,467, of which $141,810 was paid by issuance of 1,419 shares of Series G preferred stock, and $23,656 was deferred as a dividend payable.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The holders of the Series F and G shares have certain liquidation preferences. The Series F, Series G Subseries I, and Series G Subseries II shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $4.75, $2.68 and $.87 per share, respectively. In November 1998, holders of 4,000 Series F shares with a face value of $400,000 converted their holdings into 78,644 shares of Company common stock. In November 1997, the holder of 13,754 Series F shares with a face value of $1,375,407, and 2,500 Series G shares with a face value of $250,000 converted its holdings into 179,174 and 62,413 shares of Company common stock, respectively. In conjunction with this transaction, deferred dividends of $191,927 have been classified as a current liability. On or after April 8, 2001, the Series F and G shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price, as defined. Subject to certain conversion rights, the Company may redeem the Series F and G shares at a face value on or after April 8, 2004.

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

Deemed Dividends on Series E and G Preferred Stock

     As a result of the conversion privilege and certain other terms of the Series E and G shares, on issuance of the Series E and G shares the Company incurred deemed (non-cash) dividends. The deemed dividends are computed by taking the difference between the conversion rate, as defined, and the per share market price of the Company's common stock on the date of the preferred stock issuance. The Company records the non-cash deemed dividend on a pro-rata basis over the period from the date of issuance of such shares until the date such shares may be converted only impacting the loss per share calculation (see Note
1). The Company recognized deemed dividends totalling $298,182 and $371,129, during the years ended December 31, 1998 and 1997, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At December 31, 1998, the Company had common stock reserved for future issuance as follows:
                                     Shares
                                    ---------
Conversion of preferred stock....   5,396,138
Stock warrants outstanding.......   1,369,417
Stock options outstanding........     338,889
Conversion of convertible debt...      37,037
                                    ---------
                                    7,141,481
                                    =========

NOTE 11 - STOCK OPTIONS AND WARRANTS

     The Company has not adopted a formal stock option plan, however, as of December 31, 1998, by approval of the Board of Directors, the Company has granted the following stock options; 330,556 options to current and former employees and 8,333 options in connection with financing transactions. In addition, the Company had issued stock warrants totalling 1,369,417 primarily in connection with financing transactions.

     The Company accounts for stock options issued to employees in accordance with APB opinion 25, "Accounting for Stock Issued to Employees". No options were granted during 1998 and 1997, however during 1998 and 1997, certain options previously granted had a modification of their exercise price and expiration date which constitutes a new issuance of options in accordance with SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, these options were revalued at the date of the modifications in accordance with SFAS 123. The modified exercise price equalled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

     SFAS No. 123 requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 as follows:

                                1998          1997
                              --------   ---------------

     Dividend yield........         0%                0%
     Expected volatility...      95.0%            94.80%
     Risk free interest....      5.92%       5.75%-6.32%
     Expected lives........   4 years     2 to 4.5 years

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                          1998              1997
                                                      ------------       -----------
      Net loss applicable to common stockholders
        As reported................................   $(4,754,747)   $   (6,277,999)
                                                      ===========    ==============
        Pro forma..................................   $(4,767,497)   $   (6,324,499)
                                                      ===========    ==============
      Loss per share
        As reported................................   $     (1.36)   $        (1.98)
                                                      ===========    ==============
        Pro forma..................................   $     (1.37)   $        (1.98)
                                                      ===========    ==============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1998 and 1997.

     A summary of the status of the Company's stock options to employees as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                                         1998                  1997
                                                 --------------------   -------------------
                                                              Weighted-            Weighted-
                                                              Average               Average
                                                              Exercise              Exercise
                                                   Shares      Price     Shares      Price
                                                 ----------   -------   ---------   --------

     Outstanding at beginning of year.........     330,556    $ 9.13     372,223      $ 9.27
     Granted..................................      55,555      4.50     329,167        9.08
     Exercised................................           -         -           -           -
     Forfeited................................     (55,555)    (9.00)   (370,834)       9.22
                                                   -------    ------    --------      ------
     Outstanding at end of year...............     330,556    $ 8.38     330,556      $ 9.13
                                                   =======    ======    ========      ======
     Options exercisable at year-end..........     298,611    $ 8.48     266,667      $ 9.18
                                                   =======    ======    ========      ======
     Weighted-average fair value of options
      granted during the year.................                $ 1.80                  $  .21
                                                              ======                  ======

     The following table summarizes information about fixed stock options outstanding to current or former employees at December 31, 1998:

                                             Weighted
                                              Average
                                             Remaining      Weighted                 Weighted
                                Number      Contractual     Average      Number       Average
            Exercise          Outstanding      Life        Exercise   Exercisable     Exercise
             Price           at 12/31/98     (Years)         Price     at 12/31/98     Price
           ---------         ------------   -----------   ------------ -----------  -----------
             $4.50                 55,555          6.45      $ 4.50        44,444     $ 4.50
             $6.75                 33,333           4.0      $ 6.75        33,333     $ 6.75
             $9.00                195,835           6.8      $ 9.00       175,001     $ 9.00
             $11.25                44,444          2.25      $11.25        44,444     $11.25
             $22.50                 1,389           6.0      $22.50         1,389     $22.50
            -------              --------       -------     -------      --------    -------
     $4.50 - $22.50               330,556           5.9      $ 8.37       298,611     $ 8.46
     ==============              -=======       =======     =======      ========    =======

          In accordance with SFAS 123, the Company is required to account for options issued to non-employees for services rendered at the fair value based method over their vesting period.

          In connection with the stock warrants issued primarily in connection with financing transactions, the Company had 1,369,417 stock warrants outstanding at December 31, 1998, of which all are currently exercisable. These warrants have exercise prices that range from $4.89 to $18.00 per share, which equaled or exceeded the market price per share at the date of grant, and expire through the year 2004. Of these, 1,027,778 are the Series F warrants, which have a current exercise price of $4.75 and expire April 2004, and 341,639 are warrants issue prior to year end 1997, which have current exercise prices ranging from $4.75 to $18.00 and primarily expire by December 31, 1999.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES

          Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

     The components of deferred income tax assets at December 31, were as follows:

          December 31,                                           1998         1997
          ------------                                         --------     ---------
          Deferred tax assets
            Net operating loss carryforward...............   $ 8,326,000  $ 7,502,000
            Impairment of long-lived assets...............       280,000      409,000
            Bad debt reserves.............................        65,000        6,000
            Other.........................................       123,000      238,000
                                                              ----------   ----------
          Gross deferred tax assets.......................     8,794,000    8,155,000
          Valuation allowance.............................    (8,794,000)  (8,155,000)
                                                               ---------   ----------
          Net deferred tax assets.........................   $         -  $         -
                                                               =========   ==========

         At December 31, 1998 and 1997, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes totalling approximately $24,487,000 which, if not utilized, will expire as follows:

          Year Ended
         December 31,                                       Amount
         ------------                                    -----------
              1999....................................   $   162,000
              2000....................................        32,000
              2001....................................       102,000
              2002....................................       391,000
              2003....................................       376,000
              2004....................................       457,000
              2005....................................       169,000
              2006....................................       559,000
              2007....................................       462,000
              2008....................................     1,669,000
              2009....................................     3,125,000
              2010....................................     3,798,000
              2011....................................     4,469,000
              2012....................................     6,294,000
              2018....................................     2,422,000
                                                         -----------
                                                         $24,487,000
                                                         ===========

     The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company rents equipment and office space under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 1998 and 1997 totalled approximately $400,000 and $207,000, respectively. Rent expense for the year ended December 31, 1998 includes an accrual of $200,000 for the termination of the current corporate office lease agreement as described below.

     During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek Crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The base monthly rental of $10,200 is subject to adjustment due to certain agreed-upon costs incurred by the lessor during the construction of the facility. The monthly rental is currently estimated to be $11,000. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001. The Lessor has the obligation to construct the facility within six months of the Company's notice to exercise the option.

     The Company intends to relocate its corporate headquarters into the offices at the manufacturing facility. During 1998, the Company subleased a portion of its current office space. However, as of December 31, 1998, the Company had been unable to sublease the remaining office space which provides for monthly lease payments of approximately $8,000 through September 2001. An accrual of $200,000 for the termination of the existing lease and related expenses has been recognized in the accompanying financial statements.

     Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

 Year Ending December 31,                                           Amount
 -----------------------                                          ---------

         1999.............................................      $   228,000
         2000.............................................          204,000
         2001.............................................          132,000
         2002.............................................          132,000
         2003.............................................          132,000
                                                                 ----------
                                                                 $  828,000
                                                                 ==========

         At December 31, 1998, the Company had outstanding purchase commitments for manufacturing equipment of approximately $400,000.

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

         In January 1998, GAIA was named as a defendant in a proceeding that seeks unspecified actual and punitive damages as a consequence of an injunction and judgment issued following a jury trial involving GAIA Holdings, Inc. and the plaintiff. In this jury trial, GAIA Holdings, Inc. alleged that the plaintiff infringed patents, trademarks and other proprietary rights and violated state laws relating to porous pipe. GAIA acquired these rights from GAIA Holdings, Inc. in 1995 and is indemnified by GAIA Holdings, Inc. for any costs that may result from this action. The Company intends to vigorously defend these claims.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In August 1997, IPF was sued in an action alleging breach of express and implied warranties. The suit seeks approximately $500,000 in incidental and consequential damages relating to leaks to an irrigation system allegedly caused by products distributed by IPF. The defense of this action has been assumed by IPF's products liability insurer, subject to the insurer's reservation of rights. The Company has notified the manufacturer of the product of the plaintiff's claims and asserted its right to indemnification from the manufacturer. As of January 22, 1999, the Company cannot assess the extent of its potential liability, although management does not believe the suit will have a material adverse impact on its financial condition or future results of operations.

         From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There are currently two such actions involving the performance of certain products sold by IPF. These claims are currently being handled by the Company's insurance companies, and management believes their outcomes will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the years ended December 31, 1998 and 1997, the Company paid interest totalling approximately $50,000 and $75,000.

         During the year ended December 31, 1998, the Company had the following non-cash transactions:
         (a) The holders of Series F shares totalling 4,000 shares, with face value of $400,000, converted their holdings into 78,644 shares of the Company's common stock.
         (b) The Company issued 12,760 Series F shares in payment of dividends totalling $1,275,962.
         (c) The Company issued 3,344 Series G shares in payment of dividends totalling $334,447.
         (d) The Company recognized deemed dividends of $298,182 on its Series G Subseries II preferred stock.
         (e) The Company accrued dividends totalling $113,295 on its Series F and Series G shares.
         (f) The Company received notes receivable totalling $800,271 as a portion of the consideration for the sale of EET's TechXTract technology. In association with the sale the Company accrued a liability of $60,000 for a lawsuit settlement.
         (g) The Company issued 250 Series G, Subseries II, preferred stock for $25,000 of professional services rendered.
         (h) The Company disposed of other assets with a net book value of $39,681.

         During the year ended December 31, 1997, the Company had the following non-cash transactions:
         (a) The holder of Series E shares totalling 25 shares, with face value totalling $625,000, converted its holdings into 225,883 shares of the Company's common stock.
         (b) The holder of Series F shares totalling 13,754 shares, with face value totalling $1,375,407, converted its holdings into 179,174 shares of the Company's common stock.
         (c) The holder of Series G shares totalling 2,500 shares, with face value of $250,000, converted its holdings into 62,413 shares of the Company's common stock.
         (d) The Company issued 12,395 Series F shares in payment of dividends totalling $1,239,556.
         (e) The Company issued 1,419 Series G shares in payment of dividends totalling $141,810.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


NOTE 15 - BUSINESS SEGMENTS

         The Company's management has defined its operating segments by the type of products and services provided and the related industries. Accordingly, the Company has two reportable business segments, as noted below:

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

                                                       December 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------

     Revenues from unaffiliated customers:
       Environmental.........................   $    17,086    $ 1,128,291
       Manufacturing and Distribution........       121,742      2,424,826
                                                -----------    -----------
         Total revenues......................   $   138,828    $ 3,553,117
                                                ===========    ===========

     Operating loss:
       Environmental.........................   $  (358,957)   $  (757,800)
       Manufacturing and Distribution........    (1,089,295)    (1,842,859)
       Corporate and other...................    (1,605,918)    (1,768,038)
                                                -----------    -----------
         Total operating loss................   $(3,054,170)   $(4,368,697)
                                                ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     December 31,
                                              ---------------------------
                                                  1998            1997
                                              ------------    -----------

     Identifiable assets:
       Environmental.......................    $   931,307    $   866,000
       Manufacturing and Distribution......      4,668,080      5,135,402
       Corporate and other.................        779,019        743,175
                                                ----------     ----------
                                               $ 6,378,406    $ 6,744,577
                                                ==========     ==========
     Capital expenditures:
       Environmental.......................    $         -    $         -
       Manufacturing and distribution......        795,893          6,413
       Corporate and other.................          9,653          6,107
                                                ----------     ----------
                                               $   805,546    $    12,520
                                                ==========     ==========

     Depreciation and amortization:
       Environmental.......................    $   245,774    $   394,924
       Manufacturing and Distribution......        268,463        334,491
       Corporate and other.................         64,610         19,400
                                                ----------     ----------
                                               $   578,847    $   748,815
                                                ==========     ==========

     Interest income:
       Environmental.......................    $    16,368    $         -
       Manufacturing and distribution......         16,439         23,895
       Corporate and other.................         34,687        145,507
                                                ----------     ----------
                                               $    67,494    $   169,402
                                                ==========     ==========

     Interest expense:
       Environmental.......................    $     1,100    $     1,048
       Manufacturing and distribution/(a)/.        110,540         41,474
       Corporate and other.................         81,793         52,283
                                                ----------     ----------
                                               $   193,433    $    94,805
                                                ==========     ==========


     /(a)/For the year ended 1998 interest expense included a $105,000 discount on a note receivable, see Note 6(c).


NOTE 16 - MAJOR CUSTOMERS

     For the year ended December 31, 1998, the Company had sales to one customer that represented 80%, of total revenues. For the year ended December 31, 1997, the Company had no sales over 10% of total revenue to any single customer.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1997, as the Company continued to implement its strategy of licensing or selling certain of its products or technologies, management determined that an impairment in the value of certain assets had occurred. Accordingly, a valuation adjustment of $1,202,628 has been recognized in the accompanying consolidated statement of loss for the year ended December 31, 1997. Approximately $1,100,000 of this adjustment relates to the patent and certain equipment associated with the porous pipe product line, and represents substantially all of the Company's remaining investment in this product line. Net revenues and gross loss were $23,850 and $22,719, respectively, for the porous pipe product line for the year ended December 31, 1997.


NOTE 18 - SUBSEQUENT EVENT

In March 1999, the Company issued 4,190 shares of its Series G, Subseries III, convertible preferred stock ("Series G Subseries III") for cash proceeds of $419,000. The Series G Subseries III shares have the same rights and privileges as the Series G Subseries I and Series G Subseries II shares, except that the initial conversion price is $1.50 per share. In addition, although this initial conversion price is subject to certain adjustments, it may not be reduced below $1.25 per share, except to give effect to reclassifications and stock splits.