Form 10QSB
period 1999-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1999-05-17
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [X]   No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 3,604,548 common shares outstanding as of April 30, 1999

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes [_]    No [X]

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                   Page No.
                                                                   --------
PART I.  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS:

           Consolidated Balance Sheets                                    3
              March 31, 1999 (unaudited) and December 31, 1998

           Consolidated Statements of Loss                                4
              Three months ended March 31, 1999 and 1998 (unaudited)

           Consolidated Statements of Stockholders' Equity                5
              Three months ended March 31, 1999 and 1998 (unaudited)

           Consolidated Statements of Cash Flows                          6
              Three months ended March 31, 1999 and 1998 (unaudited)

           Notes to Consolidated Financial Statements                     7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10


PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                       15

         ITEM 2. CHANGES IN SECURITIES                                   15

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                         15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     15

         ITEM 5. OTHER INFORMATION                                       15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        15

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                                             MARCH 31         DEC. 31
                                                               1999             1998
                                                            UNAUDITED         AUDITED
                                                            ---------         -------
                             ASSETS
                             ------
Current Assets:
 Cash and cash equivalents..............................   $    564,839    $    719,212
 Accounts receivable....................................         62,568           5,617
 Inventories............................................        101,813         186,783
 Current portion of notes receivable....................        131,500         105,000
 Prepaid expenses and other.............................         92,769          84,341
                                                           ------------    ------------
  Total Current Assets..................................        953,489       1,100,953
Notes receivable........................................        725,314         761,639
Property and equipment, less accumulated depreciation
 of $174,044 and $167,031...............................        854,548         841,998
Patents and purchased technologies, less accumulated
 amortization of $156,099 and $131,551..................      1,600,439       1,586,017
Goodwill, less accumulated amortization of $894,489
 and $815,717...........................................      1,885,528       1,964,301
Other intangible assets, less accumulated
 amortization of $82,818 and $74,975....................         72,182          80,025
Other...................................................         41,809          43,473
                                                           ------------    ------------
                                                           $  6,133,309    $  6,378,406
                                                           ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
 Current maturities of long-term debt...................   $    500,000    $    500,000
 Accounts payable.......................................        127,449         208,202
 Accrued expenses.......................................        519,020         519,453
 Deferred dividends payable on preferred stock..........        191,927         191,927
                                                           ------------    ------------
  Total current liabilities.............................      1,338,396       1,419,582
Deferred dividends payable on preferred stock,
  including accrued interest............................        175,551         163,553
                                                           ------------    ------------
  Total Liabilities.....................................      1,513,947       1,583,135
                                                           ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 149,406 and 147,468 shares issued.........     14,940,632      14,746,815
 Common stock, $.001 par value, 100,000,000 shares
  authorized; 3,604,548 and 3,558,502 shares issued.....          3,605           3,559
 Additional paid-in capital.............................     27,422,224      27,148,991
 Accumulated deficit....................................    (37,575,917)    (36,934,862)
 Less notes receivable for sale of stock................       (171,182)       (169,232)
                                                           ------------    ------------
  Total Stockholders' Equity............................      4,619,362       4,795,271
                                                           ------------    ------------
                                                           $  6,133,309    $  6,378,406
                                                           ============    ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   UNAUDITED

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 31      MARCH 31
                                                           1999          1998
                                                         --------     ----------
Revenues............................................  $  127,901     $   17,086
Cost of revenues....................................     216,371         10,755
                                                      ----------     ----------
     Gross profit...................................     (88,470)         6,331

Selling, general and administrative expenses .......     483,319        630,769
                                                      ----------     ----------
     Operating loss.................................    (571,789)      (624,438)
                                                      ----------     ----------
Other Income (Expense):
    Interest income.................................      11,436          3,269
    Interest expense................................     (20,645)       (20,136)
    Gain on sale of assets..........................           -        369,679
    Other...........................................           -            199
                                                      ----------     ----------
Total Other Income (Expense)........................      (9,209)       353,011
                                                      ----------     ----------
Net Loss............................................  $ (580,998)    $ (271,427)
                                                      ==========     ==========
Computation of net loss per share:

Net loss before dividends on preferred stock........  $ (580,998)    $ (271,427)
Dividends on preferred stock........................     (60,057)             -
                                                      ----------     ----------
Net loss applicable to common stockholders..........  $ (641,055)    $ (271,427)
                                                      ==========     ==========
Weighted average number of common
    shares outstanding..............................   3,552,620      3,479,858
                                                      ==========     ==========
Net loss per share - basic and assuming dilution....       ($.18)         ($.08)
                                                      ==========     ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   UNAUDITED

                                          Preferred          Common Stock       Additional                 Notes
                                    -------------------   ------------------      Paid-In                Receivable
                                    Shares      Amount     Shares     Amount      Capital     Deficit    Stockholder    Total
                                    ------      ------     ------     ------    ----------   ---------   -----------   -------
Balance December 31, 1998           147,468  $14,746,815  3,558,502  $  3,559  $27,148,991 $(36,934,862)  $(169,232) $4,795,271

Issuance of Series G Subseries III
 preferred stock                      4,190     419,000           -         -            -            -           -     419,000

Issuance of common stock upon
 conversion of Series F
 preferred stock                     (2,252)   (225,183)     46,046        46      225,137            -           -           -

Costs associated with equity
 transactions                             -           -           -         -      (11,961)           -           -     (11,961)

Interest on notes receivable from
 stockholders                             -           -           -         -            -            -      (1,950)     (1,950)

Deemed dividends on preferred stock       -           -           -         -       60,057      (60,057)          -           -

Net loss for the period                   -           -           -         -            -     (580,998)          -    (580,998)
                                    ------- -----------   ---------  --------  ----------- ------------   ---------   ---------
Balance March 31, 1999              149,406 $14,940,632   3,604,548  $  3,605  $27,422,224 $(37,575,917)  $(171,182) $4,619,362
                                    ======= ===========   =========  ========  =========== ============   =========  ==========
Balance December 31, 1997           115,364 $11,536,406   3,479,858  $  3,480  $26,376,163 $(32,180,115)  $(161,432) $5,574,502

Interest on notes receivable from
 stockholders                             -           -           -         -            -            -      (1,950)     (1,950)

Net loss for the period                   -           -           -         -            -     (271,427)          -    (271,427)
                                    ------- -----------   ---------  --------  ----------- ------------   ---------   ---------
Balance March 31, 1998              115,364 $11,536,406   3,479,858  $  3,480  $26,376,163 $(32,451,542)  $(163,382)  5,301,125
                                    ======= ===========   =========  ========  =========== ============   =========  ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 30, 1999 AND 1998
                                   UNAUDITED

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                    MARCH 31              MARCH 31
                                                                      1999                   1998
                                                                  ------------           ------------
Net cash used in operating activities...........................  $  (512,704)           $ (296,205)
                                                                     ---------           ----------
Cash flows from investing activities:
    Cash received from sale of assets...........................         -                  200,000
    Payment of patent costs.....................................      (38,970)               (7,556)
    (Increase) decrease in notes receivable.....................        9,825                  -
    Purchase of property and equipment..........................      (19,563)                 -
                                                                     ---------           ----------
          Net cash provided (used) in investing activities .....      (48,708)              192,444
Cash flows from financing activities:
    Issuance of preferred stock.................................      419,000                  -
    Repayment of notes payable and long-term debt...............         -                (     609)
    Payment of costs and fees of equity issuances...............      (11,961)                 -
                                                                     ---------           ----------
          Net cash provided by financing activities ............       407,039            (     609)
                                                                     ---------           ----------
Net increase (decrease) in cash and cash equivalents ...........      (154,373)            (104,370)
Cash and cash equivalents, beginning of period .................       719,212              348,991
                                                                     ---------           ----------
Cash and cash equivalents, end of period........................     $ 564,839           $  244,621
                                                                     =========           ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years in the period ended December 31, 1998 included in the Company's Annual report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 1998 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the three months ended March 31,1999, there were deemed dividends totaling $60,057 on the Company's Series G preferred stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 7,600,000 shares of common stock.

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

STOCKHOLDERS' EQUITY

At the Annual Meeting of Stockholders held on May 12, 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split providing for nine (9) shares of the Company's outstanding stock to be converted into one (1) new share of the Company's common stock. The reverse stock split was effective for trading on May 13, 1998. Accordingly, all outstanding common stock and all per share data included in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. In addition, all outstanding common stock options and warrants and their exercise prices, along with the preferred stock conversion prices, have been adjusted to reflect the reverse stock split.

In March 1999, the Company issued 4,190 shares of its Series G Subseries III Cumulative Convertible Preferred Stock ("Subseries III Shares") for cash proceeds of $419,000. In May 1999, the Company issued an additional 4,550 Subseries III Shares for $455,000 in cash proceeds. The Subseries III Shares have substantially the same terms as the Series G Subseries I and Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries I and Subseries II Shares"), except that the initial conversion price for the Subseries III Shares is $1.50, and such conversion price can never be adjusted below $1.25.

In connection with the sale of the Subseries III Shares in March 1999, the Company recognized deemed dividends of $60,057.

Through March 31, 1999, certain holders of the Company's Series F Cumulative Convertible Preferred Stock ("Series F Shares") converted 2,252 Series F Shares into 46,046 shares of the Company's Common Stock. In May 1999, an additional
518.8173 Series F Shares were converted into 11,493 shares of the Company's Common Stock.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SALE OF ASSETS

In March 1998, the Company completed the sale of certain assets of its wholly-owned subsidiary, EET, Inc. ("EET"), to an unrelated company. The assets sold related primarily to EET's patented TechXTract technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totaling $800,271. The first promissory note is in the principal amount of $363,436, bears interest at 6% per annum, and is payable in twelve quarterly payments beginning September 30, 1998. The second promissory note is in the principal amount of $436,835, bears interest at 9 1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001. In March 1998, the Company recognized a gain of approximately $370,000 on this transaction.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 for a list of certain important factors that may cause actual results to differ materially from those described below.

The Company is currently focused on the commercialization of the TieTek Composite Railroad Crosstie through its wholly-owned subsidiary, TieTek, Inc. ("TieTek"). The Company's decision to focus its resources on the TieTek Crosstie necessitated that it sell or license its other technologies. In March 1998, the Company sold its patented TechXTract technology, concluding the licensing and/or sale of its technologies that it had begun in June 1997.

RESULTS OF OPERATIONS

REVENUES

During the fourth quarter of 1998, the Company commenced commercial production of its crossties pursuant to a manufacturing agreement with a private company located in Delaware. As of December 31, 1998, the Company had produced approximately 5,000 crossties utilizing the Company's small-scale molding machine and the private company's facility and personnel. In March 1999, the Company manufactured approximately 1,000 crossties pursuant to this same manufacturing agreement.

Shipments of crossties from these production runs generated $127,901 in revenue for the three months ended March 31, 1999 and $121,742 in revenue for the three months ended December 31, 1998. The Company had an inventory of approximately 1,300 crossties as of March 31, 1999, and of approximately 500 crossties as of the date of this Report. In April 1999, the Company received a purchase order from an independent distributor for 20,000 crossties to be delivered by the end of 1999.

Revenues of $17,086 for the quarter ended March 31, 1998 were the result of sales from the Company's TechXTract product line which was sold in March 1998.

GROSS PROFIT

The production of TieTek Crossties by a private manufacturer in Delaware has resulted in a negative gross margin reflecting expected start-up costs, the small scale of this initial manufacturing run, the tolling fee paid to the manufacturer, and the inability to make volume purchases of raw materials.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company believes these production runs have allowed the Company to demonstrate its ability to meet customer demand and begin to seed the market for future purchase orders, along with providing critical design and operational information for its new plant. The Company's future ability to improve its gross margin depends upon its ability to increase production efficiencies and manage raw material purchases. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and is in the process of hiring an experienced purchasing manager. These actions are expected to result in acceptable margins once full-scale commercial production commences next year.

The gross profit percentage of 37% for the quarter ended March 31, 1998 resulted from sales of EET's TechXTract chemicals. This gross profit percentage does not differ significantly from the historical percentage achieved on this product line.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES ("SGA")

SGA expenses decreased 23% to $483,319 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This reduction consists primarily of decreases in salary and other payroll related costs previously associated with the Company's TechXTract product line which was sold in March 1998. The Company anticipates that SGA will remain at the current levels until production of the TieTek Crossties requires additional increases. The Company anticipates an increase in staff to support TieTek's manufacturing plant in the latter half of 1999. The Company currently has five employees.

OTHER INCOME AND EXPENSE

During the first quarter of 1998, the Company recognized a gain on the sale of certain assets associated with the TechXTract product line of $369,679.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, the Company continued to incur a cash flow deficit averaging $100,000 to $200,000 per month. This deficit reflects primarily the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of March 31, 1999, the Company had a deficit working capital balance of $384,907, including a cash balance of $564,839. With the issuance of additional Subseries III Shares in May 1999, as of the date of this Report the cash balance had increased to $823,254.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has made significant progress towards the full commercial production of the TieTek Crosstie, including the production of approximately 5,000 crossties during the fourth quarter of 1998 and approximately 1,000 crossties during the first quarter of 1999. Before year-end, the Company anticipates building or acquiring production capacity to meet anticipated short term demand. This will require significant expenditures, including the purchase of manufacturing equipment, the cost of hiring and training a workforce to operate the plant, and/or the cost of acquiring a suitable operation. As a result, it can be expected that short-term operating losses could accelerate from those experienced over the past year.

Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and the proceeds from the sale or license of its technologies. Over the past three years, the Company's principal source of capital has been a group of venture capital investors led by Bank of America Capital Investors (a new affiliate of NationsBanc Capital Corporation). These investors have provided financing through a series of Cumulative Convertible Preferred Stock as follows:

 .  In 1996, the Company issued shares of Series F Cumulative Convertible
   Preferred Stock ("Series F Shares") and warrants for cash proceeds of $6,550,000.

 .  In 1997, the Company issued shares of Series G Cumulative Convertible
   Preferred Stock, Subseries I (the "Subseries I Shares") for cash proceeds of $1,640,000.

 .  In 1998, the Company issued shares of Series G Cumulative Convertible
   Preferred Stock, Subseries II (the "Subseries II Shares") for cash proceeds of $1,975,000 and professional services of $25,000.

 .  In March 1999, the Company issued shares of Series G Cumulative Convertible
   Preferred Stock, Subseries III (the "Subseries III Shares") for cash proceeds of $419,000. In May 1999, the Company issued additional Subseries III Shares for cash proceeds of $455,000.

The Series F Shares, and the Subseries I, II and III Shares, Series G-II Shares, and Series G-III Shares (collectively the "Series F and G Shares") are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of April 30, 1999, of $4.51, $2.59, $.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on such shares in 1999. Therefore, these

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future.

The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require capital expenditures of $2,000,000 and additional working capital of up to $1,000,000. Expansion of the plant's capacity as warranted by market demand could require additional capital expenditures of $3,000,000. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

As of March 31, 1999, the Company had made payments totaling $800,000 for manufacturing equipment, and had open purchase commitments of an additional $400,000. In the first quarter of 1999, the Company raised $419,000 through the sale of its Subseries III Shares; an additional $455,000 was raised in May 1999 through the sale of 4,550 Subseries III Shares. Additional financing, however, will be necessary in order to commence manufacturing operations. The Company intends to raise up to $4,000,000 in funds, and is currently in discussions with several potential investors and is evaluating a number of financing alternatives to satisfy these capital requirements. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 1998 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. If the Company is unsuccessful in obtaining financing for its initial facility, the Company will attempt to contract for the continued manufacture of its crossties from third parties.

During the quarter ended March 31, 1999, the Company used $512,704 in cash for its operating activities, consisting of the net loss for the quarter of $580,998 adjusted for net non-cash expenses of $128,221 and an increase in working capital of $59,927.

Investing activities used $48,708 in cash during the first three months of 1999. These funds were used primarily for payment of patent costs.

Financing activities provided net cash of $407,039 during the three months ended March 31, 1999. These funds were generated primarily by the sale of 4,190 shares of Series G-III Shares for cash proceeds of $419,000.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1998. During the three months ended March 31, 1999 there were no significant developments related to these proceedings.

ITEM 2: CHANGES IN SECURITIES:

In March 1999, the Company issued 4,190 shares of its Cumulative Convertible Preferred Stock, Series G - Subseries III (the "Subseries III Shares") for cash proceeds of $419,000. In May 1999, an additional 4,550 Subseries III Shares were issued for cash proceeds of $455,000. These shares have been issued to institutional and accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with these issuances, although payments of $23,600 were made to financial advisors for services provided in connection with these transactions.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

The certificates of designations for the Series F and Series G Cumulative Convertible Preferred Stock provide that after April 5, 1999 the Company may no longer defer the payment of cash dividends, and the holders no longer have the ability to receive such deferred dividends through the issuance of additional preferred shares. Due to the capital requirements necessary to expand the Company's business, it is unlikely that the Company will be able to pay cash dividends in the near future. Commencing with the June 30, 1999 dividend payment date, and continuing for so long as the Company is unable to pay cash dividends, the Series F and Series G dividends will accumulate in arrears.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5: OTHER INFORMATION:

In March 1999, the Company's wholly-owned subsidiary, TieTek, Inc., was issued a patent from the U.S. Patent Office relating to the TieTek technology.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

         (27)  Financial Data Schedule

     (B) REPORTS ON FORM 8-K:  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 North American Technologies Group, Inc.


Date:  May 14, 1999               /s/ Henry W. Sullivan
                                 -----------------------------------------
                                 Henry W. Sullivan
                                 President and Chief Executive Officer



Date:   May 14, 1999              /s/  Judith Knight Shields
                                  -----------------------------------------
                                  Judith Knight Shields
                                  Chief Financial Officer and
                                  Chief Accounting Officer