Form 10QSB
period 1999-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1999-08-13
CIK 808013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   ---      ---

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 3,619,119 common shares outstanding as of August 2, 1999

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes        No  X
    ---       ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION:

       ITEM 1. FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                         3
            June 30, 1999 (unaudited) and December 31, 1998

         Consolidated Statements of Loss                                     4
            Three and six months ended June 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Stockholders' Equity                     5
            Six months ended June 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows                               6
            Six months ended June 30, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements                          7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10


PART II.  OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                           15

       ITEM 2.  CHANGES IN SECURITIES                                       15

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             15

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

       ITEM 5.  OTHER INFORMATION                                           16

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            16

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                                              JUNE 30         DEC. 31
                                                               1999            1998
                                                           -------------   -------------
                                                            (UNAUDITED)
                        ASSETS
                        ------
Current Assets:
 Cash and cash equivalents..............................   $    429,473    $    719,212
 Accounts receivable....................................          7,707           5,617
 Inventories............................................         65,256         186,783
 Current portion of notes receivable....................        153,000         105,000
 Prepaid expenses and other.............................         74,178          84,341
                                                           ------------    ------------

  Total Current Assets..................................        729,614       1,100,953

Notes receivable........................................        703,814         761,639

Property and equipment, less accumulated depreciation
 of $178,285 and $167,031...............................      1,024,892         841,998

Patents and purchased technologies, less accumulated
 amortization of $180,648 and $131,551..................      1,576,631       1,586,017

Goodwill, less accumulated amortization of $973,264
 and $815,717...........................................      1,806,754       1,964,301

Other intangible assets, less accumulated
 amortization of $90,661 and $74,975....................         64,339          80,025

Other...................................................         36,142          43,473
                                                           ------------    ------------
                                                           $  5,942,186    $  6,378,406
                                                           ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Current maturities of long-term debt...................   $    500,000    $    500,000
 Accounts payable.......................................         90,625         208,202
 Accrued expenses.......................................        406,519         519,453
 Deferred dividends payable on preferred stock..........        191,927         191,927
                                                           ------------    ------------
  Total current liabilities.............................      1,189,071       1,419,582

Deferred dividends payable on preferred stock,
  including accrued interest............................        197,825         163,553
                                                           ------------    ------------
  Total Liabilities.....................................      1,386,896       1,583,135
                                                           ------------    ------------

Commitments and Contingencies

Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 158,784 and 147,468 shares issued.........     15,878,417      14,746,815
 Common stock, $.001 par value, 50,000,000 shares
  authorized; 3,619,119 and 3,558,502 shares issued.....          3,619           3,559
 Additional paid-in capital.............................     27,543,492      27,148,991
 Accumulated deficit....................................    (38,697,106)    (36,934,862)
 Less notes receivable for sale of stock................       (173,132)       (169,232)
                                                           ------------    ------------
  Total Stockholders' Equity............................      4,555,290       4,795,271
                                                           ------------    ------------
                                                           $  5,942,186    $  6,378,406
                                                           ============    ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   UNAUDITED

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30           JUNE 30         JUNE 30        JUNE 30
                                                                1999              1998            1999            1998
                                                            ------------     -------------   -------------   -------------

Revenues...........................................          $    41,466    $          -     $   169,367     $    17,086
Cost of revenues...................................               69,524               -         285,895          10,755
                                                             -----------     -----------     -----------     -----------
     Gross profit (loss)...........................              (28,058)              -        (116,528)          6,331
Selling, general and administrative expenses.......              475,849         551,218         959,173       1,181,987
                                                             -----------     -----------     -----------     -----------
     Operating loss................................             (503,907)       (551,218)     (1,075,701)     (1,175,656)
Other Income (Expense):
    Interest income................................                5,695           8,396          17,131          11,665
    Interest expense...............................              (20,379)        (20,030)        (41,022)        (40,166)
    Gain on sale of assets.........................                    -               -               -         369,679
    Other..........................................                  735             297             735             495
                                                             -----------     -----------     -----------     -----------
Total Other Income (Expense).......................              (13,949)        (11,337)        (23,156)        341,673
                                                             -----------     -----------     -----------     -----------
Net Loss...........................................          $  (517,856)    $  (562,555)    $(1,098,857)    $  (833,983)
                                                             ===========     ===========     ===========     ===========


Computation of net loss per share:
Net loss before dividends on preferred stock.......          $  (517,856)    $  (562,555)    $(1,098,857)    $  (833,983)
Dividends on preferred stock.......................             (603,330)       (797,532)       (663,387)       (797,532)
Accumulated dividends on preferred stock...........             (471,173)              -        (471,173)              -
                                                             -----------     -----------     -----------     -----------
Net loss applicable to common stockholders.........          $(1,592,359)    $(1,360,087)    $(2,233,417)    $(1,631,515)
                                                             ===========     ===========     ===========     ===========
Weighted average number of common
    shares outstanding.............................            3,612,930       3,479,858       3,602,570       3,479,858
                                                             ===========     ===========     ===========     ===========

Net Loss per share - basic and assuming dilution...                ($.44)          ($.39)          ($.62)          ($.47)
                                                             ===========     ===========     ===========     ===========
(See Note 1)

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   UNAUDITED

                                        Preferred                 Common Stock        Additional
                                -------------------------   -----------------------     Paid-In
                                  Shares        Amount        Shares       Amount       Capital         Deficit
                                ----------   ------------   ----------   ----------   ------------   -------------
Balance December 31, 1998         147,468    $14,746,815     3,558,502      $ 3,559    $27,148,991   $(36,934,862)

Issuance of Series G
 Subseries III preferred stock      9,000        900,000             -            -             -               -

Issuance of common stock upon
 conversion of Series F
 preferred stock                   (2,903)      (290,265)       60,617           60       290,205               -

Dividends on preferred stock            -              -             -            -             -        (532,142)

Costs associated with equity
 transactions                           -              -             -            -       (34,949)              -

Interest on notes receivable
 from stockholders                      -              -             -            -             -               -

Deemed dividends on
 preferred stock                        -              -             -            -       131,245        (131,245)

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                     5,219        521,867             -            -             -               -

Expense associated with
 Directors options                      -              -             -            -         8,000               -

Net loss for the period                 -              -             -            -             -      (1,098,857)
                                ---------    -----------    ----------   ----------   -----------    ------------
Balance June 30, 1999             158,784    $15,878,417     3,619,119      $ 3,619   $27,543,492    $(38,697,106)
                                =========    ===========    ==========   ==========   ===========    ============

Balance December 31, 1997         115,364    $11,536,406     3,479,858      $31,320   $26,348,323    $(32,180,115)

Issuance of Series G
 Subseries II preferred stock      14,000      1,400,000             -            -             -               -

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                     7,116        711,575             -            -             -               -

Costs associated with equity
 transactions                           -              -             -            -       (19,728)              -

Interest on notes receivable
 from stockholders                      -              -             -            -             -               -

Dividends on preferred stock            -              -             -            -             -        (797,533)

Net loss for the period                 -              -             -            -             -        (833,983)
                                ---------    -----------    ----------   ----------   -----------    ------------
Balance June 30, 1998             136,480    $13,647,981     3,479,858      $31,320   $26,328,595    $(33,811,631)
                                =========    ===========    ==========   ==========   ===========    ============




                                   Notes
                                Receivable
                                Stockholder       Total
                                ------------   ------------
Balance December 31, 1998         $(169,232)   $ 4,795,271

Issuance of Series G
 Subseries III preferred stock            -        900,000

Issuance of common stock upon
 conversion of Series F
 preferred stock                          -              -

Dividends on preferred stock              -       (532,142)

Costs associated with equity
 transactions                             -        (34,949)

Interest on notes receivable
 from stockholders                   (3,900)        (3,900)

Deemed dividends on
 preferred stock                          -              -

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                           -        521,867

Expense associated with
 Directors options                        -          8,000

Net loss for the period                   -     (1,098,857)
                                -----------    -----------
Balance June 30, 1999             $(173,132)   $ 4,555,290
                                ===========    ===========

Balance December 31, 1997         $(161,432)   $ 5,574,502

Issuance of Series G
 Subseries II preferred stock             -      1,400,000

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                           -        711,575

Costs associated with equity
 transactions                             -        (19,728)

Interest on notes receivable
 from stockholders                   (3,900)        (3,900)

Dividends on preferred stock              -       (797,533)

Net loss for the period                   -       (833,983)
                                -----------    -----------
Balance June 30, 1998             $(165,332)   $ 6,030,933
                                ===========    ===========


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   UNAUDITED

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                           JUNE 30        JUNE 30
                                                                             1999           1998
                                                                         ------------   ------------
Cash flows from operating activities:
    Net loss..........................................................   $(1,098,857)    $ (833,983)
Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization....................................       233,788        297,341
     Compensation expense.............................................         8,000              -
     (Gain) loss on disposition of equipment and other assets.........         1,164       (368,353)
     Provision for bad debts..........................................             -         17,090
     Accrued interest receivable on notes, receivable, stockholders...        (3,900)        (3,900)
     Accrued interest payable on deferred dividends...................        23,994         14,003
     Changes in assets and liabilities:
        Accounts receivable...........................................        (2,090)       285,623
        Inventories...................................................       121,527          3,981
        Prepaid expenses and other current assets.....................        10,163        (24,849)
        Other assets..................................................         7,331         34,246
        Accounts payable and accrued expenses.........................      (230,511)      (261,200)
                                                                         -----------     ----------
           Net cash used in operating activities......................      (929,391)      (840,001)
                                                                         -----------     ----------

Cash flows from investing activities:
    Cash received from sale of assets.................................             -        210,125
    Payment of patent costs...........................................       (39,711)        (7,555)
    (Increase) decrease in notes receivable...........................         9,825        124,010
    Purchase of property and equipment................................      (195,513)       (38,091)
                                                                         -----------     ----------
           Net cash provided (used) in investing activities...........      (225,399)       288,489
                                                                         -----------     ----------

Cash flows from financing activities:
    Issuance of preferred stock.......................................       900,000      1,400,000
    Repayment of notes payable and long-term debt.....................             -         (6,978)
    Payment of costs and fees of equity issuances.....................       (34,949)       (19,728)
                                                                         -----------     ----------
           Net cash provided by financing activities..................       865,051      1,373,294
                                                                         -----------     ----------

Net increase (decrease) in cash and cash equivalents..................      (289,739)       821,782
Cash and cash equivalents, beginning of period........................       719,212        348,991
                                                                         -----------     ----------
Cash and cash equivalents, end of period..............................   $   429,473     $1,170,773
                                                                         ===========     ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements


(1) BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 1998 contains an explanatory paragraph about conditions that raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock. For the three months ended June 30, 1999, there were deemed dividends totaling $71,188 on the Company's Series G preferred stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months and six months ended June 30, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 8,400,000 shares of common stock.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Substantially all of such assets are related to the TieTek Crossties. Inherent in this analysis is an estimate of both future revenues and profitability for these products. Management uses a wide variety of information when performing this review, including items such as the product's market demand as exhibited by purchase orders, estimates of the market size, current raw material availability and pricing, as well as management's ability and willingness to fund the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements


commercialization of the product. Given the early stages of the TieTek Crosstie commercialization, these estimates are subject to revision in the future as additional information becomes available, or as the Company's strategy regarding the future commercialization of certain products changes. It is reasonably likely that a revision of an estimate could occur that would result in an adjustment to the carrying value of an asset and such adjustment could be material to the operating results and financial position of the Company. Any such adjustment would be included in the continuing operations for that period.

(2) STOCKHOLDERS' EQUITY

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

In March 1999, the Company issued 4,190 shares of its Series G Subseries III Cumulative Convertible Preferred Stock ("Subseries III Shares") for proceeds of $419,000. In May 1999, the Company issued an additional 4,810 Subseries III Shares for $481,000 in proceeds. The Subseries III Shares have substantially the same terms as the Series G Subseries I and Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries I and Subseries II Shares"), except that the initial conversion price for the Subseries III Shares is $1.50, and such conversion price can never be adjusted below $1.25.

In connection with the sale of the Subseries III Shares in March 1999 and May 1999, the Company recognized deemed dividends of $60,057 and $71,188 respectively.

Through March 31, 1999, certain holders of the Company's Series F Cumulative Convertible Preferred Stock ("Series F Shares") converted 2,252 Series F Shares into 46,046 shares of the Company's Common Stock. In the second quarter 1999, an additional 651 Series F Shares were converted into 14,571 shares of the Company's Common Stock.

On June 29, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation reducing the number of authorized shares of the Company's common stock from 100,000,000 to 50,000,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements


(3) SALE OF ASSETS

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

The Company is currently focused on the commercialization of the TieTek Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (TieTek). The Company's decision to focus its resources on the TieTek Crosstie necessitated that it sell or license its other technologies.

RESULTS OF OPERATIONS

REVENUES

During the fourth quarter of 1998, the Company commenced commercial production of its crossties pursuant to a manufacturing agreement with a private company located in Delaware. As of December 31, 1998, the Company had produced approximately 5,000 crossties utilizing the Company's small-scale molding and cooling equipment and the private company's facility and personnel. In March 1999, the Company manufactured approximately 1,000 crossties pursuant to this same manufacturing agreement.


Shipments of crossties from these production runs generated $121,742 in revenues for the three months ended December 31, 1998; $127,901 in revenue for the three months ended March 31, 1999 and $41,466 in revenue for the three months ended June 30, 1999. The Company had an inventory of approximately 1,300 crossties as of March 31, 1999 and less than 500 at June 30, 1999. In April 1999, the Company received a purchase order from an independent distributor for 20,000 crossties to be delivered by the end of 1999. At the present time the Company believes it will be impractical to meet the delivery schedule and is working with the distributor to extend the production and delivery schedule into 2000.

The Company had no revenues in the second quarter of 1998.


GROSS PROFIT

The production of TieTek Crossties in Delaware under the manufacturing agreement has resulted in a negative gross margin during the first six months of 1999, reflecting expected start-up costs, the small scale and labor intensive nature of this initial manufacturing run, the tolling fee paid to the

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


manufacturer, and the inability to make volume purchases of raw materials. The Company believes these production runs have allowed the Company to demonstrate its ability to meet customer demand and to prepare the market for future purchase orders, along with providing critical design and operational information for its new plant. The Company's future ability to improve its gross margin depends upon its ability to increase production efficiencies, manage raw material purchases and achieve economies of scale. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and has hired an experienced purchasing manager. These actions are expected to result in acceptable margins once commercial production volumes are achieved.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses decreased 14% to $475,849 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998; and decreased 19% for the six months ended June 30, 1999 compared with the previous six months. This reduction consists primarily of decreases in salary and other payroll related costs, insurance and depreciation and amortization associated with the Company's product lines that have been sold or disposed. The Company anticipates that SGA will remain at the current levels until production of the TieTek Crossties requires additional increases. The Company anticipates an increase in staff to support TieTek's manufacturing plant in late 1999. The Company currently has five employees.

OTHER INCOME AND EXPENSE

During the first quarter of 1998, the Company recognized a gain on the sale of certain assets associated with the TechXTract product line of $369,679.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, the Company continued to incur a cash flow deficit averaging $100,000 to $200,000 per month. This deficit reflects primarily the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of June 30, 1999, the Company had a deficit working capital balance of $459,457, including a cash balance of $429,473.

Included in current maturities of long-term debt is an unsecured note payable to an individual for $500,000 due August 18, 1999. Because of the Company's current financial condition, it will not be able to repay this note on the due date. Management of the Company is presently

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


attempting to reach agreement with the lender to reschedule the payment terms. If a rescheduling is not accomplished on terms acceptable to the Company the note will be in default.

The Company has made significant progress towards the full commercial production of the TieTek Crosstie, including the production of approximately 5,000 crossties during the fourth quarter of 1998 and approximately 1,000 crossties during the first quarter of 1999. No crossties were produced in the second quarter of 1999. Before year-end, the Company anticipates building production capacity to meet anticipated short-term demand. This will require significant expenditures, including the competitive purchase of manufacturing equipment and the cost of hiring and training a workforce to operate the plant. As a result, it can be expected that short-term operating losses could accelerate from those experienced over the past year.

The Company is engaged in discussions with a major railroad regarding a commercial order for the purchase of a significant number of the Company's composite railroad ties. As of the date of this report no purchase order has been issued and no assurance can be given that the terms of a purchase order acceptable to the Company can be agreed to.

Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debentures, and the proceeds from the sale or license of its technologies. Over the past three years, the Company's principal source of capital has been a group of venture capital investors led by Bank of America Capital Investors. These investors have provided financing through a series of Cumulative Convertible Preferred Stock as follows:

 . In 1996, the Company issued shares of Series F Cumulative Convertible
  Preferred Stock (Series F Shares) and warrants for cash proceeds of $6,550,000.

 . In 1997, the Company issued shares of Series G Cumulative Convertible
  Preferred Stock, Subseries I (the Subseries I Shares) for cash proceeds of $1,640,000.

 . In 1998, the Company issued shares of Series G Cumulative Convertible
  Preferred Stock, Subseries II (the Subseries II Shares) for cash proceeds of $1,975,000 and professional services of $25,000.

 . In March 1999, the Company issued shares of Series G Cumulative Convertible
  Preferred Stock, Subseries III (the Subseries III Shares) for cash proceeds of $413,000 and a payment to a financial advisor of $6,000. In May 1999, the Company issued additional Subseries III Shares for cash proceeds of $466,000 and payments to a financial advisor of $15,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


The Series F Shares, and the Series G - Subseries I, II and III Shares, (collectively the Series F and G Shares) are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of June 30, 1999, of $4.19, $2.47, $.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on such shares in 1999. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future. As of June 30, 1999, dividends in the amount of $471,173 were in arrears.

In the first quarter of 1999, the Company raised $419,000 through the sale of its Series G - Subseries III Shares; an additional $481,000 was raised in May 1999 through the sale of 4,810 Series G - Subseries III Shares. Additional financing, however, will be necessary in order to commence manufacturing operations. The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require additional capital expenditures of approximately $2,000,000 and additional working capital of approximately $2,000,000. Through June 30, 1999, the Company had made payments totaling $991,000 for manufacturing equipment, and had open purchase commitments of an additional $237,000. The Company has obtained shareholder approval to raise up to $5,000,000 in additional funds, and is currently in discussions with several potential investors and is evaluating a number of financing alternatives to satisfy these capital requirements. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Expansion of the plant's capacity as warranted by market demand will require additional capital expenditures. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 1998 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. If the Company is unsuccessful in obtaining financing for its initial facility, the Company may attempt to contract for the continued manufacture of its crossties from third parties.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Year 2000 Problem

The Year 2000 Problem is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date of 00 as the year 1900 rather than 2000. The Company has completed a review of its exposure to the Year 2000 issue and has completed a conversion of its accounting software to a Year 2000 Compliant version. The Company has initiated formal communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own Year 2000 Problems. The Company has not received responses from all of its inquiries. The Company has been informed by its bank that the bank is substantially prepared for Year 2000. The Company has been informed that its contract manufacturer is currently in the process of converting to Year 2000 compliant systems, and this conversion is scheduled for completion prior to 2000. Furthermore, the Company is completing a new manufacturing facility in Houston, which the Company believes will be Year 2000 compliant when built, to take over production prior to 2000 and therefore the Company does not believe that it will be materially affected if the contract manufacturer would experience any difficulties relating to Year 2000 issues. There can be no guarantee that the systems of the other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The costs incurred by the Company to convert to a Year 2000 Compliant version of accounting software were not significant.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information


ITEM 1: LEGAL PROCEEDINGS

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1998. In June, 1999 the Lin Lar Golf v. Industrial Pipe Fittings, Inc. proceeding was settled within the policy limits provided by the Company's general liability insurance. There were no significant developments related to the other proceedings during the second quarter of 1999.

ITEM 2: CHANGES IN SECURITIES:

In March 1999, the Company issued 4,190 shares of its Cumulative Convertible Preferred Stock, Series G - Subseries III (the "Subseries III Shares") for proceeds of $419,000. In May 1999, an additional 4,810 Subseries III Shares were issued for proceeds of $481,000. These shares have been issued to institutional and accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with these issuances, although payments of $24,200 were made to financial advisors for services provided in connection with these transactions.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a) On June 29, 1999 the Annual Meeting of Stockholders of the Company was held at the Houstonian Hotel, 111 North Post Oak Lane, Houston, Texas.

(b) At the Annual Meeting, the following nominees for director to be elected by the stockholders received the number of votes set opposite their names, constituting, in each case, a plurality of the votes cast at the Annual Meeting for election of the two directors to be elected by the stockholders:

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information


                    Douglas C. Williamson    8,143,811
                                             ---------
                    William C. Thompson      8,144,811
                                             ---------


(c) At the Annual Meeting, the Proposal to Approve the 1999 Stock Incentive Plan was approved by a vote of 6,223,715 for and 116,167 against, with 28,388 shares abstaining on such matter.


     At the Annual Meeting, the Authority to Issue up to $5,000,000 of Common Stock or Convertible Securities in a Private Placement of a Fixed Price Security was approved by a vote of 6,263,301 for and 98,828 against, with 6,142 shares abstaining on such matter.

     At the Annual Meeting, the Authority to Issue up to $5,000,000 of Common Stock or Convertible Securities in a Private Placement of a Future Priced Security, was approved by a vote of 6,259,989 for and 100,775 against, with 7,507 shares abstaining on such matter.

     At the Annual Meeting, the Amendment to the Company's Certificate of Incorporation to Decrease the Number of Authorized Shares of Common Stock from 100,000,000 to 50,000,000 was Approved by a vote of 8,119,197 for and 18,155 against, with 22,352 shares abstaining on such matter.

     At the Annual Meeting, the appointment of BDO Seidman, LLP, as independent auditors for the Company and its subsidiaries for the 1998 fiscal year, was approved by a vote of 8,146,123 for and 4,887 against, with 8,694 shares abstaining on such matter.


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

                                        North American Technologies Group, Inc.


Date: August 13, 1999                   /s/ HENRY W. SULLIVAN
                                        ----------------------------------------
                                        Henry W. Sullivan
                                        President and Chief Executive Officer





Date: August 13, 1999                   /s/ RUSSELL L. ALLEN
                                        ----------------------------------------
                                        Russell L. Allen
                                        Chief Financial Officer