Form 10QSB
period 1999-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 1999-11-12
CIK 808013

                  U.  S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


Commission File Number:   0-16217



                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

                DELAWARE                                     33-0041789
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                              Identification No.)

    14315 WEST HARDY ROAD, HOUSTON, TEXAS                      77060
  (Address of principal executive offices)                   (Zip Code)

                                (281) 847-0029
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X       No
                                                               -------  -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ________    No ________

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 3,969,696 common shares outstanding as of November 10, 1999

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):
Yes              No     X
    ---------       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX


                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION:

       ITEM 1.    FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                         3
            September 30, 1999 (unaudited) and December 31, 1998

         Consolidated Statements of Loss                                     4
            Three and nine months ended September 30, 1999 and 1998
             (unaudited)

         Consolidated Statements of Stockholders' Equity                     5
            Nine months ended September 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows                               6
            Nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements                          7

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                11


PART II. OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                          16

       ITEM 2.   CHANGES IN SECURITIES                                      16

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            16

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16
       ITEM 5.   OTHER INFORMATION                                          17
       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           17

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                SEPT. 30                    DEC. 31
                                                                  1999                        1998
                                                               ---------                   ---------
                                                              (UNAUDITED)
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents................................   $    198,709               $    719,212
  Accounts receivable......................................         18,432                      5,617
  Inventories..............................................         36,248                    186,783
  Current portion of notes receivable......................         20,000                    105,000
  Prepaid expenses and other...............................         58,227                     84,341
                                                              ------------               ------------
   Total Current Assets....................................        331,616                  1,100,953
Notes receivable, net of allowance.........................        440,950                    761,639
Property and equipment, less accumulated depreciation
  of $182,630 and $167,031.................................      1,028,697                    841,998
Patents and purchased technologies, less accumulated
  amortization of $205,194 and $131,551....................      1,552,083                  1,586,017
Goodwill, less accumulated amortization of $1,026,125
  and $815,717.............................................      1,753,893                  1,964,301
Other intangible assets, less accumulated
  amortization of $98,507 and $74,975......................         56,493                     80,025
Other......................................................         46,811                     43,473
                                                              ------------               ------------
                                                              $  5,210,543               $  6,378,406
                                                              ============               ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
  Current maturities of long-term debt.....................   $    500,000               $    500,000
  Note payable ............................................        167,500                       -
  Accounts payable.........................................        111,326                    208,202
  Accrued expenses.........................................        321,081                    519,453
  Deferred dividends payable on preferred stock............           -                       191,927
                                                              ------------               ------------

   Total current liabilities...............................      1,099,907                  1,419,582
Deferred dividends payable on preferred stock,
   including accrued interest..............................        159,639                    163,553
                                                              ------------               ------------
   Total Liabilities.......................................      1,259,546                  1,583,135
                                                              ------------               ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized; 158,534 and 147,468 shares issued...........     15,853,403                 14,746,815
  Common stock, $.001 par value, 50,000,000 shares
   authorized; 3,663,227 and 3,558,502 shares issued.......          3,663                      3,559
  Additional paid-in capital...............................     27,900,483                 27,148,991
  Accumulated deficit......................................    (39,631,470)               (36,934,862)
  Less notes receivable for sale of stock..................       (175,082)                  (169,232)
                                                              ------------               ------------
   Total Stockholders' Equity..............................      3,950,997                  4,795,271
                                                              ------------               ------------
                                                              $  5,210,543               $  6,378,406
                                                              ============               ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED


                                                                    Three Months Ended                Nine Months Ended
                                                                Sept. 30        Sept. 30           Sept. 30       Sept. 30
                                                                  1999            1998               1999           1998
                                                            -------------    -------------    -------------    ------------
Revenues............................................          $     5,740      $         -     $    175,107    $     17,086
Cost of revenues....................................               27,339                -          313,234          10,755
                                                            -------------    -------------    -------------    ------------
   Gross profit (loss)..............................              (21,599)               -         (138,127)          6,331
Selling, general and administrative expenses........              427,234          536,643        1,386,409       1,718,630
                                                            -------------    -------------    -------------    ------------
   Operating loss...................................             (448,833)        (536,643)      (1,524,536)     (1,712,299)
Other Income (Expense):
  Interest income...................................               11,370           23,716           29,151          35,381
  Interest expense..................................             (113,541)        (131,842)        (155,213)       (172,008)
  Gain on sale of assets............................                    -                -                -         369,679
  Other.............................................             (383,358)             586         (382,623)          1,082
                                                            -------------    -------------    -------------    ------------
Total Other Income (Expense)........................             (485,529)        (107,540)        (508,685)        234,134
                                                            -------------    -------------    -------------    ------------
Net Loss............................................          $  (934,362)     $  (644,183)    $ (2,033,221)   $ (1,478,165)
                                                            =============    =============    =============    ============


Computation of net loss per share:
Net loss before dividends on preferred stock........          $  (934,362)     $  (644,183)    $ (2,033,221)   $ (1,478,165)
Dividends on preferred stock........................             (   -   )        (   -   )        (663,387)       (797,533)
Dividends on preferred stock, in arrears............             (   -   )        (   -   )        (471,173)              -
                                                            -------------    -------------    -------------    ------------
Net loss applicable to common stockholders..........          $  (934,362)     $  (644,183)    $ (3,167,781)   $ (2,275,698)
                                                            =============    =============    =============    ============
Weighted average number of common
  shares outstanding................................            3,623,620        3,479,858        3,609,663       3,479,858
                                                            =============    =============    =============    ============

Net Loss per share - basic and assuming dilution....                ($.26)           ($.18)           ($.88)          ($.65)
                                                            =============    =============    =============    ============
(See Note 1)

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED

                                       Preferred             Common Stock      Additional                    Notes
                                   ----------------------  ---------------      Paid-In                    Receivable
                                   Shares     Amount       Shares   Amount      Capital       Deficit      Stockholder      Total
                                   ------     ------       ------   ------    ------------  ------------   -----------  ------------
Balance December 31, 1998          147,468   $14,746,815 3,558,502  $  3,559  $ 27,148,991   $(36,934,862)  $(169,232)  $ 4,795,271

Issuance of Series G Subseries III
 preferred stock                     9,000       900,000         -         -             -              -           -       900,000

Issuance of Series F & G preferred
 stock in lieu of cash dividends     5,219       521,867         -         -             -              -           -       521,867

Issuance of common stock upon
 conversion of Series F
 preferred stock                    (3,153)     (315,279)   66,584        66       315,213              -           -             -

Issuance of common stock upon
 conversion of deferred dividends        -             -    38,141        38       244,838              -           -       244,876

Costs associated with equity
 transactions                            -             -         -         -       (34,949)             -           -       (34,949)

Interest on notes receivable from
 stockholders                            -             -         -         -             -              -      (5,850)       (5,850)

Expense associated with Directors
 Options                                 -             -         -         -         8,000              -           -         8,000

Dividends on preferred stock             -             -         -         -             -       (532,142)          -      (532,142)

Deemed dividends on preferred stock      -             -         -         -       131,245       (131,245)          -             -

Deemed interest-convertible note
 payable                                 -             -         -         -        87,145              -           -        87,145

Net loss for the period                  -             -         -         -             -     (2,033,221)          -    (2,033,221)
                                   -------   ----------- ---------   -------   -----------   ------------   ---------   -----------
Balance September 30, 1999         158,534   $15,853,403 3,663,227  $  3,663   $27,900,483   $(39,631,470)  $(175,082)  $ 3,950,997
                                   =======   =========== =========   =======   ===========   ============   =========   ===========
Balance December 31, 1997          115,364   $11,536,406 3,479,858  $ 31,320   $26,348,323   $(32,180,115)  $(161,432)  $ 5,574,502

Issuance of Series G
 Subseries II preferred stock       14,500     1,450,000         -         -             -              -           -     1,450,000

Issuance of Series F & G
 preferred stock in lieu of
 cash dividends                      7,116       711,575         -         -             -              -           -       711,575

Costs associated with equity
 transactions                            -             -         -         -       (25,275)             -           -       (25,275)

Interest on notes receivable
 from stockholders                       -             -         -         -             -              -      (5,850)       (5,850)

Dividends on preferred stock             -             -         -         -             -       (797,533)          -      (797,533)

Net loss for the period                  -             -         -         -             -     (1,478,165)          -    (1,478,165)
                                   -------   ----------- ---------   -------   -----------   ------------   ---------   -----------
Balance September 30, 1998         136,980   $13,697,981 3,479,858   $31,320   $26,323,048   $(34,455,813)  $(167,282)  $ 5,429,254
                                   =======   =========== =========   =======   ===========   ============   =========   ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   UNAUDITED

               Increase (Decrease) in Cash and Cash Equivalents


                                                                        Sept. 30              Sept. 30
                                                                          1999                  1998
                                                                        ---------             ---------
Cash flows from operating activities:
  Net loss...............................................            $(2,033,221)          $ (1,478,165)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization.........................                323,387                433,720
   Compensation expense..................................                  8,000                      -
   (Gain) loss on disposition of equipment and other
      assets.............................................                  1,164               (368,353)
   Discount on notes receivable..........................                      -                105,000
   Adjustment to notes receivable........................                      -                 70,000
   Allowance to notes receivable.........................                 380,950                     -
   Provision for bad debts...............................                      -                 17,090
   Accrued interest receivable on notes receivable,
     stockholders........................................                 (5,850)                (5,850)
   Deemed Interest-convertible note payable .............                 87,145                      -
   Accrued interest payable on deferred dividends........                 38,757                 24,377
   Changes in assets and liabilities:
    Accounts receivable..................................                (12,815)               285,623
    Inventories..........................................                150,535                (80,861)
    Prepaid expenses and other current assets............                 26,114                (87,214)
    Other assets.........................................                 (3,338)               154,052
    Accounts payable and accrued expenses................               (295,247)              (278,063)
                                                                   -------------          -------------

      Net cash used in operating activities..............             (1,334,419)            (1,208,644)
                                                                   -------------          -------------

Cash flows from investing activities:
  Cash received from sale of assets......................                      -                210,125
  Payment of patent costs................................                (39,711)               (12,382)
  (Increase) decrease in notes receivable................                 24,739                599,531
  Purchase of property and equipment.....................               (203,663)              (351,250)
                                                                   -------------          -------------

      Net cash provided (used) in investing activities...               (218,635)               446,024
                                                                   -------------          -------------
Cash flows from financing activities:
  Issuance of preferred stock............................                900,000              1,450,000
  Proceeds from convertible note.........................                167,500                      -
  Repayment of notes payable and long-term debt..........                      -                 (6,978)
  Payment of costs and fees of equity issuances..........                (34,949)               (25,275)
                                                                   -------------          -------------

      Net cash provided by financing activities..........              1,032,551              1,417,747
                                                                   -------------          -------------

Net increase (decrease) in cash and cash equivalents.....               (520,503)               655,127
Cash and cash equivalents, beginning of period...........                719,212                348,991
                                                                   -------------          -------------

Cash and cash equivalents, end of period.................          $     198,709          $   1,004,118
                                                                   =============          =============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements

(1)BASIS OF PRESENTATION

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months and nine months ended September 30, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 8,400,000 shares of common stock.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements

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

Through March 31, 1999, certain holders of the Company's Series F Cumulative Convertible Preferred Stock ("Series F Shares") converted 2,252 Series F Shares into 46,046 shares of the Company's common stock. In the second quarter 1999, an additional 650.9129 Series F Shares were converted into 14,571 shares of the Company's common stock. During the third quarter 1999 an additional 250.1336 Series F Shares were converted into 5,967 shares of the Company's common stock.

On June 29, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation reducing the number of authorized shares of the Company's common stock from 100,000,000 to 50,000,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements

(3) SALE OF ASSETS

In March 1998, the Company completed the sale of certain assets of its wholly-owned subsidiary, EET, Inc. ("EET"), to an unrelated company ("acquiring company"). The assets sold related primarily to EET's patented TechXTract(TM) technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totaling $800,271. The first promissory note is in the original principal amount of $363,436, bears interest at 6% per annum, and is payable in twelve quarterly payments beginning September 30, 1998. The second promissory note is in the principal amount of $436,835, bears interest at 9 1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001. In March 1998, the Company recognized a gain of approximately $370,000 on this transaction.

The acquiring company failed to make the required September 30, 1999 payment of principal and interest when due. Subsequently, interest was paid through September 30, 1999. The parties are presently negotiating a restructuring of the notes and the Company has provided a reserve of $380,950.

(4) LONG TERM DEBT

Included in current maturities of long term debt is an unsecured note payable to an individual for $500,000 due August 18, 1999. Because of the Company's current financial condition, it was unable to repay this note on the due date. In November 1999, the Company and the Lender entered into an agreement (the "Conversion Agreement") to convert the loan into 182,875 shares of the Company's common stock (the "Conversion Shares"), subject to certain conditions. The lender has agreed to certain restrictions on the sale of the conversion shares and has the right after February 12, 2000 to require the Company to repurchase all remaining conversion shares for the amount of the original note plus unpaid interest less the net proceeds received on the sales of conversion shares. In the event the sales of conversion shares equal the amount of the original note plus interest, the Company has the right to cancel the remaining conversion shares.

(5)  NOTE PAYABLE

In September 1999 the Company borrowed $167,500 from a private entity and issued a note payable due September 9, 2000 which is convertible into shares of the Company's common stock. Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded "deemed interest" in the amount of $87,145.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements

(6) TIETEK ROYALTY

  In December 1997, as compensation for the acquisition for the outstanding stock of TieTek, Inc. the company entered into a fifteen-year agreement (TieTek Royalty Agreement) providing for royalty payments to the owners of Gaia Holdings, Inc. and Thor Ventures, the developers of the TieTek technology. One of the owners is a director and officer of the Company and another is a former director of the Company.

  The TieTek Royalty Agreement provides for the payment of an alternate minimum royalty beginning March 1999 in the event the Company does not expeditiously proceed with the construction of a plant as defined in the royalty agreement. The alternate minimum royalty obligation is $162,500 per calendar quarter until the Company begins commercial sales of product. Management believes that it has complied with the terms of the agreement and no minimum royalty is due. The Company has therefore neither paid nor accrued any alternate minimum royalty.

  In October 1999, the Company was informed by certain royalty holders that they disagree with the Company's interpretation of the royalty agreement and believe that an alternate minimum royalty is due and have requested that it be paid. The Company plans to meet with representatives of the royalty holders and attempt to reach an amicable resolution of the issue.

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

The Company is currently focused on the commercialization of the TieTek Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (TieTek). The Company sold or licensed its other technologies after the decision to focus its resources on the TieTek Crosstie.

RESULTS OF OPERATIONS

REVENUES

During the fourth quarter of 1998, the Company commenced commercial production of its crossties pursuant to a manufacturing agreement with a private company
located in Delaware.    The Company believes that these production runs began
the commercial market introduction of the TieTek Crosstie, demonstrating its ability to satisfy the customer requirements. As of December 31, 1998, the Company had produced approximately 5,000 crossties utilizing the Company's small-scale molding and cooling equipment and the private company's facility and personnel. In March 1999, the Company manufactured approximately 1,000 crossties pursuant to this same manufacturing agreement. No crossties were manufactured in the second and third quarter of 1999.

Shipments of crossties from these production runs generated $121,742 in revenues for the three months ended December 31, 1998; $127,901 in revenue for the three months ended March 31, 1999 and $41,466 in revenue for the three months ended June 30, 1999. The Company had an inventory of approximately 1,300 crossties as of March 31, 1999 and less than 500 at June 30, 1999.

The Company had revenues of $5,740 in the third quarter 1999 from the sale of crossties in inventory.

GROSS PROFIT

The production of TieTek Crossties in Delaware under the manufacturing agreement resulted in a negative gross margin, reflecting expected start-up costs, the small scale and labor intensive nature of this initial manufacturing run, the tolling fee paid to the manufacturer, and the purchase of low volumes of raw materials in the spot market. The production runs provided critical design and

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

operating information for the full scale, automated new plant. Gross margin improvement will depend upon continuous operation, production efficiencies, economies of scale and strategic raw material purchasing. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and has hired an experienced purchasing manager. These actions are expected to result in acceptable margins once commercial production volumes are achieved.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses decreased 20% to $427,234 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998; and decreased 19% for the nine months ended September 30, 1999 compared with the previous nine months. This reduction consists primarily of decreases in salary and other payroll related costs, insurance and depreciation and amortization associated with the Company's product lines that have been sold or disposed. The Company anticipates that SGA will remain at the current levels until production of the TieTek Crossties requires additional increases. The Company anticipates an increase in staff to support TieTek's manufacturing plant in late 1999. The Company currently has five employees.

OTHER INCOME AND EXPENSE

During the first quarter of 1998, the Company recognized a gain on the sale of certain assets associated with the TechXTract(TM) product line of $369,679. In the quarter ended September 30, 1999 the Company provided a reserve of $380,950 against notes receivable of $761,890 related to the sale of the TechXTract(TM) product line. See note 3.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, the Company continued to incur a cash flow deficit averaging $100,000 to $200,000 per month. This deficit reflects primarily the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of September 30, 1999, the Company had a deficit working capital balance of $768,291 including a cash balance of $198,709.

Included in current maturities of long-term debt is an unsecured note payable to an individual for $500,000 due August 18, 1999. Because of the Company's current financial condition, it was unable to repay this note on the due date. In November 1999, the Company and the Lender entered into an agreement (the "Conversion Agreement") to convert the loan into 182,875 shares

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

of the Company's common stock (the "Conversion Shares"), subject to certain conditions. The lender has agreed to certain restrictions on the sale of the conversion shares and has the right after February 12, 2000 to require the Company to repurchase all remaining conversion shares for the amount of the original note plus unpaid interest less the net proceeds received on the sales of conversion shares. In the event the sales of conversion shares equal the amount of the original note plus interest, the Company has the right to cancel the remaining conversion shares.

The Company has made significant progress towards the full commercial production of the TieTek Crosstie, including the production of approximately 5,000 crossties during the fourth quarter of 1998 and approximately 1,000 crossties during the first quarter of 1999. No crossties were produced in the second and third quarter of 1999. The Company anticipates building production capacity in late 1999 or early 2000 to meet anticipated demand. This will require significant expenditures, including the competitive purchase of manufacturing equipment and the cost of hiring and training a workforce to operate the plant. The start-up period can be expected to result in accelerated short-term operating losses compared with the low level of activity during the past year.

The Company has an existing purchase order for 20,000 crossties for delivery in 2000. In addition, the Company is engaged in discussions with a major railroad regarding a commercial order for the purchase of a significant number of the Company's composite railroad ties. However, as of the date of this report no purchase order has been issued and no assurance can be given that the terms of a purchase order acceptable to the Company can be agreed to.

Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debt, and the proceeds from the sale or license of its technologies. Over the past three years, the Company's principal source of capital has been a group of venture capital investors including Bank of America Capital Investors. These investors have provided financing through a series of Cumulative Convertible Preferred Stock as follows:

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

The Series F Shares, and the Series G - Subseries I, II and III Shares, (collectively the Series F and G Shares) are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of September 30, 1999, of $4.13, $2.46, $.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on such shares in 1999. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future.
As of September 30, 1999 $471,173 dividends were in arrears.

In the first quarter of 1999, the Company raised $419,000 through the sale of its Series G - Subseries III Shares; an additional $481,000 was raised in May
1999 through the sale of 4,810 Series G - Subseries III Shares.   In September
1999 the Company borrowed $167,500 from a private entity and issued a note payable due September 9, 2000 which is convertible into shares of the Company's common stock. In November 1999, the Company borrowed an additional $150,000 from an individual and issued a note payable due in November 2000 which is convertible into shares of the Company's common stock. Additional financing, however, will be necessary in order to meet working capital requirements and to commence manufacturing operations. The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require additional capital expenditures of approximately $2,000,000 and additional working capital of approximately $2,000,000. Through September 30, 1999, the Company had made payments totaling $991,000 for manufacturing equipment, and had open purchase commitments of an additional $242,000. The Company has obtained shareholder approval to raise up to $5,000,000 in additional funds, and is currently in discussions with several potential investors and is evaluating a number of financing alternatives to satisfy these capital requirements. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Expansion of the plant's capacity as warranted by market demand will require additional capital expenditures. Management's assessments of capital expenditures and working capital requirements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

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


Impact of Year 2000 Problem

The Year 2000 Problem is a result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date of 00 as the year 1900 rather than 2000. The Company has completed a review of its exposure to the Year 2000 issue and has completed a conversion of its accounting software to a Year 2000 Compliant version. The Company has initiated communication with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to the failure of these third parties to solve their own Year 2000 Problems. The Company has not received responses from all of its inquiries. The Company has been informed by its bank that the bank is substantially prepared for Year 2000. There can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The costs incurred by the Company to convert to a Year 2000 Compliant version of accounting software were not significant.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information

ITEM 1: LEGAL PROCEEDINGS

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1998. In June, 1999 the Lin Lar Golf v. Industrial Pipe Fittings, Inc. proceeding was settled within the policy limits provided by the Company's general liability insurance. There were no significant developments related to the other proceedings during the third quarter of 1999.

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

In September 1999 the Company borrowed $167,500 from a private entity and issued a note payable due September 9, 2000 which is convertible into shares of the Company's common stock. Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded "deemed interest" in the amount of $87,145.

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

Item 4: Submission of Matters to a Vote of Security Holders:

(a) On June 29, 1999 the Annual Meeting of Stockholders of the Company was held at the Houstonian Hotel, 111 North Post Oak Lane, Houston, Texas.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II: Other Information

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


                            North American Technologies Group, Inc.



Date:  November 12, 1999    /s/ Henry W. Sullivan
                            -------------------------------------------------
                            Henry W. Sullivan
                            President and Chief Executive Officer



Date:  November 12, 1999    /s/ Russell L. Allen
                            -------------------------------------------------
                            Russell L. Allen
                            Chief Financial Officer