Form 10KSB
period 1999-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2000-03-29
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________ to __________

                        Commission file number:  0-16217

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                    ---------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                        33-0041789
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                             14315 West Hardy Road
                             Houston, Texas 77060
                             ---------------------
              (address of principal executive offices)  (Zip Code)

                 Registrant's telephone number:  (281) 847-0029

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

          State issuer's revenues for its most recent fiscal year:  $ 170,107

          The aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 10, 2000 was $11,500,000. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                    Applicable Only to Corporate Registrants

          As of March 10, 2000, there were 4,908,813 Shares of Common Stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one)

          YES    X   NO
   ------      -----

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

                                     PART I

     ITEM 1.  DESCRIPTION OF BUSINESS

     General Development of Business

     General Business Strategy.   As used in this report, "the Company" refers
to North American Technologies Group, Inc. ("NATK") and its subsidiaries. NATK was incorporated December 24, 1986 in the State of Delaware. The Company's historic business strategy had been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. During 1997 and 1998, the Company evaluated the businesses and/or technologies that had been acquired during prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek composite railroad crosstie. Accordingly, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses.

     Acquisition of TieTek. In December 1995, the Company acquired substantially all of the assets of GAIA Technologies, Inc. ("GAIA"), including a number of patented and proprietary technologies and other business assets relating to the use of recycled rubber and plastics for the manufacture of synthetic construction materials, porous pipe, and certain other products with advanced structural properties.

     In conjunction with the acquisition of GAIA, the Company entered into a Crosstie Purchase Option and Loan Agreement pursuant to which it acquired an option (the "Crosstie Purchase Option") to purchase all of the capital stock of TieTek, Inc., a Texas corporation ("TieTek"), which was controlled by three individuals, including an officer and director of the Company. In 1995, the Company licensed to TieTek the rights to use certain of GAIA's patented and proprietary technologies to develop composite railroad crossties and certain other related products. The Company also agreed to lend up to $1,500,000 (the "Crosstie Loan") to TieTek, the proceeds of which loan were to be used in connection with developing the composite railroad crossties. The Crosstie Loan was collateralized by a pledge of, and lien on, all of TieTek's assets and the capital stock, and certain shares of the Company's Common Stock which had been issued in connection with the acquisition of GAIA. Under the Crosstie Purchase Option and Loan Agreement, the Company had until December 29, 1998 to acquire 100% of the capital stock of TieTek.

     In December 1997, the Company exercised its option to acquire TieTek, which as a result became a wholly-owned subsidiary of NATK. The Company's consideration for the exercise of the option consisted of the assumption of TieTek's liabilities (totaling $1,470,770, of which $1,463,800 represented the outstanding balance on the Crosstie Loan between NATK and TieTek, and as such was eliminated in the consolidation of the Company's financial statements), the release as collateral of shares of Company Common Stock owned by the former shareholders of GAIA, and the execution of a Royalty Agreement providing for certain royalty payments calculated on the gross profit of TieTek for a fifteen year period. The Royalty Agreement also provides for certain minimum payments in the event the Company does not commit to certain financial obligations relating to the operation of a manufacturing facility with the capacity to fulfill the demonstrated market demand, as defined, for TieTek's composite railroad crosstie. The Company believes it has fulfilled the required financial commitments, and therefore no minimum payments are due. In October 1999, the Company was informed by certain royalty holders that they disagree with the Company's interpretation of the royalty agreement and believe that an alternate minimum royalty is due and have requested that it be paid. The company is in discussions with representatives of the royalty holders and is attempting to reach an amicable resolution of the issue.

     Other Businesses. As a result of the periodic evaluation of its technologies, during 1997 and early 1998 the Company sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses. The management and Board of Directors of the Company believed that executing such a plan would benefit the Company because cash would be generated to further develop the Company's remaining technologies, management could focus its efforts on a fewer number of businesses, and overhead costs would be significantly reduced. As a result, during 1997 and 1998 several of the Company's businesses and/or technologies had been either licensed or sold, as described more fully below. In addition, the reduction in the number of technologies allowed the Company to focus its resources on the commercialization of the TieTek composite railroad crosstie.

     EET. In March 1995, the Company acquired by merger EET, Inc. ("EET"), a company formed in 1993 when it purchased certain patents and proprietary technologies and processes from EnClean, Inc. EET, Inc. was principally engaged in the commercialization of EET's patented TECHXTRACT(R) technology for the environmental decontamination of buildings and equipment, removal of stains from concrete, and the descaling of industrial deposits. Prior to its acquisition by the Company, EET was owned by approximately forty shareholders, including a former CEO and President of the Company, and a former Senior Vice President of the Company. EET and the Company were not affiliated prior to the acquisition of EET.

     In October 1997, the Company sold certain assets of EET that were used by its Waste Management Services division in Austin, Texas to an unrelated company in the environmental services industry. The Company received $55,000 in cash as consideration, and recognized a gain of approximately $20,000.

     On March 30, 1998 the Company completed the sale of certain assets of EET that related to its patented TECHXTRACT(R) technology to an unrelated company. The purchase price consisted of a cash payment of $200,000, two promissory notes and the assumption by the purchaser of certain contractual obligations. The first such promissory note is in the principal amount of $363,436, bears interest at a per annum rate of six percent (6%) and is payable in twelve (12) quarterly payments, the first such payment being due and payable on September 30, 1998. The second such promissory note is in the principal amount of $436,835, bears interest at a per annum rate of nine and one-half percent
(9 1/2%) and is payable in twelve (12) annual payments, the first such payment being due and payable on September 30, 2001. The purchase price was based primarily on the expected market value of the technology included in the assets. The Company recognized a gain of approximately $440,000 on this transaction in 1998. In September 1999, the borrower paid interest when due but failed to make the required principal payment and also failed to make the required December 1999 principal payment. The borrower and the Company are presently negotiating a restructuring of the notes. The borrower has agreed to increase the interest rate on the first note to 9% beginning October 1, 1999 and has paid interest at that rate through December 31, 1999. In addition, the borrower has verbally offered $80,000 to settle the outstanding balance due on the first note. Because of the uncertainty of collection, the Company provided an allowance of $681,900 as of December 31, 1999, of which $380,950 was provided as of September 30, 1999.

     Industrial Pipe Fittings, Inc. In June 1995, the Company acquired by merger Industrial Pipe Fittings, Inc. ("IPF"), a Houston, Texas-based manufacturer and distributor of proprietary and standard thermoplastic fittings for the mining, environmental and water works industries from a former director and officer of the Company, and two other unrelated individuals.

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

     The Company decided to suspend the ongoing operations associated with the porous pipe product line and pursue possible licensing arrangements. During the year ended December 31, 1997, the Company recognized an impairment in the value of the porous pipe assets of approximately $1,100,000, representing substantially all the assets associated with this product line.

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

     In November 1997, the Company licensed its Riserclad technology and sold certain net assets to a company owned by the former President of RII and other unrelated individuals. As consideration, the Company received $150,000 cash, two notes receivable of $301,960 and $100,000, and future royalty payments calculated as a percentage of net revenues, as defined, above a specified minimum. The Company recognized a gain of approximately $20,000 on the transaction. In 1998, the remaining balance of the $301,960 note was fully reserved, and in 1999, a valuation adjustment of $163,210 was recognized to write-down the Riserclad technology and non-compete agreements carrying values to approximately $99,000.

     GENERAL DESCRIPTION OF BUSINESS

     The Company's principal business is the manufacture and marketing of the TieTek composite railroad crosstie through its TieTek subsidiary. The TieTek crosstie was conceived as a direct substitute for wood crossties, but with a longer life and with several environmental advantages. It has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, several thousand TieTek crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. NATK is now executing a manufacturing strategy which will support the commercial market entry of the TieTek crosstie during 2000.

     Description of the Market. A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track contributes to maintaining the rail "gauge" or spacing and to supporting and distributing the forces of the loaded train. Although different types of "crossties" have been used throughout the history of railroad construction, the wooden crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or "in gauge"), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the "nailability" of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

     The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the United States has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new ties in North America is estimated by the Company, based on industry reference materials, to exceed 15 million ties per year while demand in the rest of the world is estimated to be more than 60 million ties per year.

     The worldwide supply of crossties falls into four primary categories: wood, concrete, steel, and other alternatives. According to industry statistics, wooden ties dominate the market, providing about 86% of U.S. demand and about 75
- 80% in the rest of the world. In the U.S., concrete holds approximately a 10% market share, with steel and other alternate materials representing approximately 1-3% of the market. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

     While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wooden ties. Generally, the technical requirements of a railroad crosstie are described as follows:

 . The tie must be able to support the weight and dynamic forces of the rail and train without damage to the tie or the rail.

 . The tie must be able to interact with the ballast and distribute the weight of the train to the underlying roadbed.

 . The tie must be able to maintain the gauge of the track on straight runs and curves and prevent the rail from "rolling over" on curves.

 . The rail should be able to be fastened to the tie cheaply and efficiently. If spikes are used, the tie must be able to hold the spike for the life of the tie.

 . The tie must be stiff enough to support the load, but flexible enough to absorb the impact and vibration of passing trains with minimal damage to the track, the train and the tie.

 . The tie should resist decay with minimal degradation of original properties over time.

 .  The tie must not conduct electrical impulses between the rails.

     Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties can be compared to wooden ties in these critical areas, but the ultimate test is performance under load on actual track. TieTek's crossties continue to perform successfully against these standards.

     Technology Development.   The specific TieTek crosstie technology is based
on the Company's technology and know-how to combine rubber and plastic to create products with unique capabilities. TieTek determined that rubber and plastic alone could not meet all the required performance criteria for railroad crossties, and after years of product development, TieTek has discovered a combination of several different components that produce a composite crosstie with the desired properties.

     The TieTek crosstie formula is a proprietary mixture of rubber from recycled tires, plastics, other waste materials, additives, fillers and reinforcement agents. The current formulation was developed after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density,
nailability and other properties of wood.   The product development effort
recognized the need to be competitive with the price of wood by using lower cost raw materials. The Company believes the current formulation meets these
objectives.   While the primary focus of the Company is clearly to produce ties based on the established technology, research will continue to further optimize the performance and cost characteristics of the TieTek crosstie and to evaluate other applications of the technology. The exact formulation of TieTek crossties is proprietary and is covered under a current patent.

     The Company believes the TieTek crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Unlike wooden ties, every TieTek crosstie is essentially the same, and has consistent quality and properties. The physical properties are comparable to wooden ties that have been in service just a few years and tests have shown that the TieTek crosstie should maintain its properties far longer than most wood ties. The TieTek crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. They contain no toxic preservatives and are resistant to decay and bug infestation.

     Independent Product Testing. The TieTek crosstie has undergone a range of tests conducted at several independent testing facilities. The TieTek crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at The Wood Science Laboratory at the University of Illinois under the direction of Dr. Poo Chow. The Laboratory is partially funded by the American Association of Railroads ("AAR"), and is highly credible with the railroad industry. In this series of tests, the TieTek crosstie's performance was comparable to that of wooden ties in service only a few years. The laboratory also conducted accelerated aging tests which showed the TieTek crosstie had a slower rate of degradation of its properties than is common with wooden ties. These tests indicate that the TieTek crosstie can be used interchangeably with wood and will last longer than most creosote-treated wooden ties.

     TieTek has also tested its crosstie at the Transportation Technology Center
(TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the AAR, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek's crossties at Pueblo have experienced more than 250 million gross tons of load (this test is ongoing), as well as 2 million vibrations in an accelerated wear test with no problems of any kind. The TTCI tests confirm that the TieTek tie has met the requirements of the industry.

     Approximately 6,000 TieTek crossties have been produced since the development program began. Of these, more than 3,000 crossties are in rail service in the U.S. and over 2,500 crossties were exported for use in a marine application. The first two test ties were placed in service in March 1996 on a mainline track near Conroe, Texas and continue to perform well. Since then, TieTek crossties have been installed in five other locations in Texas, as well as in Louisiana, California, Arizona, Colorado, Illinois, New York, Virginia and Kansas.

     These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek crossties installed to date have experienced no performance problems and the Company markets the tie as a commercial product.

     Manufacturing. There are four basic functions in the TieTek manufacturing process:

 . Raw Material Selection and Handling - There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

 . Compounding and Mixing - Mixing, melting, and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt (non-melts). The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formulae and sequence of the mixing process is integral to the TieTek technology and includes patented and other proprietary techniques that the Company believes are unique to the TieTek crosstie.

 . Shaping, Forming and Cooling - The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek crosstie technology produces a crosstie that closely resembles a wooden tie, with dimensions of 7" x 9" x 9' (which can be modified to special order), and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties.

 . Quality Assurance - TieTek has established a series of quality control steps to verify the structural integrity of each crosstie produced. The testing is non-destructive and provides a record of each crosstie for complete quality control of the manufacturing system, as well as improved customer confidence. The data provides process information for improved operation and continued product development.

     Production. Approximately 6,000 TieTek crossties have been manufactured and installed to date. Based on the production and product experience, the
Company has designed its first commercial scale automated production line.   All
the critical elements of the process have been tested and evaluated, and the major components have been ordered and are on site or will be ready for delivery in the second quarter of 2000. The completion of the first automated manufacturing line will provide an ongoing source of TieTek crossties to meet established demand. Obviously, there cannot be total assurance that the Company will be able to install this production equipment on schedule or that the Company will not encounter some manufacturing difficulties which could have an adverse effect on the timing or economics of initial production.

     Raw Materials.   The raw materials used in the Company's product have been
readily available from multiple suppliers. The Company has been successful in acquiring more than one million pounds of raw materials during the initial production of approximately 6,000 crossties at prices comparable to the forecast for the Houston commercial plant. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek's crossties, particularly during product introduction when it would be difficult to pass raw material price increases through to final product sales price. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, TieTek has focused on using a variety of low-grade sources of recycled plastic that will be readily available and priced below other materials. The TieTek technology and process design has been specifically configured to readily accept recycled plastic that could not be processed into solid parts or film using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. The company will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

     Marketing. TieTek believes there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wooden creosote-treated ties. Factors affecting these trends are:

 . The railroad infrastructure in North America is mature and requires constant maintenance. The great majority of the more than 15 million ties purchased each year are replacements for aged wooden ties.

 . The ongoing trend to heavier loads and higher speeds will exacerbate the rate of failure of wooden ties.

 . There is a strong economic motivation to use longer life ties because the replacement and disposal of an old tie actually costs several times the cost of the new tie alone. In addition, the maintenance process can impact the freight carrying (and revenue producing) capacity of the track.

 . Quality hardwoods are in tight supply with declining areas of mature forests and environmental pressure to protect trees.

 . Wood ties must be protected with preservatives to achieve even a tolerable economic life. Creosote and other preservatives are toxic and potentially carcinogenic chemicals that pose a potential liability for the railroads. Environmentally sensitive areas have already questioned the ongoing impact of creosote treated wood crossties.

 . Wood ties are inconsistent with physical properties and quality varying from sawmill to sawmill.

     The TieTek crosstie is consistent, interchangeable with wood, resists water and insect damage without preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Management believes that treated wooden ties cost between $25 and $40 in the United States and substantially more in the rest of the world. The TieTek tie has been sold at a significant premium over wood because it can be installed as a direct replacement for wood with the same equipment, the same fasteners, the same procedures and superior life-of-the-tie economics. TieTek ties have already been sold to Class I, Short Line, Municipal and Transit railroads and TieTek has recently entered into a $10 Million, two year strategic supply contract with the Union Pacific Railroad. As a result, the first production line of the Houston plant is basically sold out, and production from the second line will be sold to a wide spectrum of railroad customers including the Union Pacific Railroad.

     TieTek anticipates that, in addition to direct sales by Company employees, it will employ a combination of marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the United Sates and throughout the world. As of the date of this Report, the Company has sold its ties directly and is negotiating several potential licensing arrangements outside of the United States, but no formal agreements have been concluded. The Company has begun advertising in trade journals and has presented several papers to railroad industry groups. In addition, the TieTek crosstie has been discussed in several articles appearing in the railroad industry trade press.

     Major Customers.      For the year ended December 31, 1999, the Company had
sales to three customers that represented 41%, 29% and 18% of total revenues, respectively. For the year ended December 31, 1998, the Company had sales to one customer that represented 80% of total revenues.

     Competition.   The Company views the hardwood tie as its true competition.
The treated wood tie industry is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Kerr McGee, Mellott Wood Preserving Company, Western Tar Products Corporation and many others. The Company believes that the wood tie will continue to be the dominant factor in the market for many years. The TieTek tie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood. Neither concrete nor steel can be used in a mixed maintenance program with wood because the physical properties are drastically different from wood. The Company believes that the primary market niche for the TieTek crosstie is a share of the wood tie replacement market. Even a ten percent share of this segment would require 10 TieTek production lines in multiple plant locations.

     Concrete and steel ties require special fasteners as well as dedicated installation equipment and procedures. The Company believes that concrete and steel ties will continue to be used for new track (where incompatibility with wood is not a problem) and other special situations, but that they will not replace the wooden crosstie as the dominant technology. The TieTek crosstie may compete well with steel and concrete, particularly because the TieTek tie has a cost advantage, but the largest and most logical market target for the Company is to earn a share of the dominant wood tie segment.

     There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum), and steel/concrete/rubber/plastic (Primix). The Company believes that it has a more salable, more proven and more accepted product and technology than any competitor. While there can be no absolute guarantee that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, the Company intends to extend its unique position by producing and marketing large volumes of TieTek crossties, by achieving strategic partnerships with licensees, suppliers and customers, by ongoing testing and reporting, by product and process improvements, and by being a strategic supplier to the railroad industry. The Company realizes the advantages and obligations of being the sole supplier of a new product to a mature industry and plans to move quickly to consolidate its business position.

     Patents and Proprietary Protection. The Company received a broad patent protecting the formula and range of compositions of the TieTek technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent is filed for extensive international registration under the procedures of the International Patent Treaty.

     In addition, the Company is working with patent counsel to prepare several other patent applications covering aspects of the product and process technology. Furthermore, the Company intends to apply for patents for any new technologies as they are developed or extended, if such patent production is available and advantageous to the Company.

     Beyond these current or future patents, and patents relating to the Company's Riserclad technology (which has been licensed) and its porous pipe technology, there is currently no patent protection for any other of the Company's products or technologies. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. The Company can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that the Company will have the financial resources available to enforce and defend the intellectual property rights of the Company should they be challenged. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

     Research and Development. The Company is engaged in continuing research and development with respect to the expansion of the commercial opportunities of its products. During the year ended December 31, 1997 the Company incurred $57,489 in research and development expenses. Research and development expense incurred during 1998 and 1999 was not significant.

     Human Resources. The Company currently employs five employees. None of its employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

     RISK FACTORS

      The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

     Lack of Operating Revenue and Profits The Company has incurred an accumulated deficit from its inception to December 31, 1999 of $40,744,631. Until the Company is able to generate revenues from the commercialization of its TieTek crosstie, profitable operation will not be attained. Should losses continue at their historic rate, there can be no assurances that the Company can remain viable as a going concern for more than the short term.

     Capital Needs; Going Concern Explanatory Paragraph For the year ended December 31, 1999 the Company incurred a net loss of $3,049,600, with a cash flow deficit averaging $100,000 to $200,000 per month. This cash flow deficit will likely increase in 2000 during the start-up phase for the production of its TieTek Crossties. This deficit will likely continue until commercial sales of these crossties begin to provide cash to the Company. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. Because of these recurring losses, the Company will require additional working capital to continue the commercialization of its TieTek Crosstie until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements.

     In 1999, the Company raised $879,000 from the sale of its Series G Subseries III convertible preferred stock. In addition, the Company borrowed $567,500 from investors by issuing three unsecured convertible notes bearing interest at 10%, and maturing one year from date of issuance. In June 1999, shareholders of the Company approved the issuance and sale of up to $5,000,000 of equity or debt in order to construct a plant to produce TieTek crossties and provide necessary working capital. In February 2000, the Company engaged an investment banker to assist in raising the required capital. As of the date of this Report, the Company has no commitments for additional financing and there can be no assurances that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Separately, in March 2000, the Company issued 5,970 shares of its Series H Cumulative Convertible Preferred Stock raising $697,000. The Series H Preferred ranks pari parsu with the Series F and G Preferred, earns dividends at 10% per year and is convertible at the option of the holder and redeemable by the Company at $1.85 per share subject to certain adjustments.

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

     Due to these uncertainties, the reports of the Company's independent auditors for the years ended December 31, 1999 and 1998 contain an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon the successful commercialization of its technologies and its ability to obtain adequate financing, as to which there can be no assurances.

     Substantial Dilution from Convertible Securities The Company is presently authorized to issue 50,000,000 shares of Common Stock, of which 4,908,813 shares are outstanding as March 10, 2000 and up to 10,000,000 shares of "blank check"
preferred stock which could be convertible into common stock.   The Company may
in the future be caused to issue up to approximately 7.8 million additional shares of its Common Stock upon the conversion of its outstanding Series F Convertible Preferred Stock (the "Series F Shares"), the Series G

Convertible Preferred Stock (the "Series G Shares"), the convertible notes and upon the exercise of its outstanding options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock to 12.7 million or more. Issuance of this many shares will have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's common stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices its deems appropriate.

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

     Effect of Outstanding Preferred Shares, Options and Warrants The holders of the Series F Shares, Series G Shares, and Series H Shares, the convertible notes, and the outstanding options and warrants are given an opportunity to profit from a rise in the trading price of the Company's Common Stock, with a resulting dilution in the interest of the other stockholders. The holders of such preferred stock and convertible notes may choose to exercise their rights of conversion and the holders of such options and warrants may chose to exercise these instruments, each at prices below the current trading price of the Company's Common Stock and at a time when the Company might be able to obtain additional capital through a new offering of securities at prevailing market prices. The terms on which the Company may obtain additional financing during this period may be adversely affected by the existence of such below market convertible securities.

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

     Technology Rights     Although the Company owns patents on its
technologies, the Company intends to rely primarily on confidentiality agreements to maintain the proprietary nature of its technology. In addition, the Company may also seek patent protection in certain situations in the future, but the Company does not believe that patents are uniquely critical to the successful development of commercially viable processes. In general, the application of the patent laws to the Company's potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, the Company may not be able to protect those patents which have been issued. If the Company is unable to maintain the proprietary nature of its technologies, the Company's financial condition and results of operations could be materially and adversely affected.

     In addition, the Company may seek licenses to other parties' technology in order to develop, manufacture and market certain technologies in the future. However, the Company may not be able to obtain necessary licenses or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

     Dependence on Third Parties; Manufacturing Difficulties To date, the Company has contracted with a third party manufacturer to use facilities and staff in conjunction with the Company's personnel and proprietary equipment to produce its TieTek crosstie. The Company has entered into a lease agreement for a manufacturing facility in Houston, Texas which will replace the third party manufacturer. While the Company's personnel have worked closely with the third party manufacturer, there can be no assurance that the Company will not experience delays and/or cost overruns which may have a material adverse effect on its financial condition or future results of operations.

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

     Dependence on Key Personnel To a material extent, the Company's future success is dependent upon the continued efforts of its President and Chief Executive Officer, Dr. Henry W. Sullivan. The Company does not have an employment agreement with Dr. Sullivan. The loss of the services of Dr. Sullivan would likely have a material adverse effect on the Company's business. The Company maintains keyman life insurance in the amount of $3,000,000 naming the Company as the beneficiary on Dr. Sullivan.

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

     Authorization and Discretionary Issuance of Preferred Stock The Company's Certificate of Incorporation authorizes the issuance of up to an aggregate of 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. The Company has no present intention or need to issue such shares. However, there can be no assurance that additional shares of preferred stock of the Company will not be issued at some time in the future.

     Uncertainty Due to the Year 2000 Issue Like other companies, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" or "Y2K" issue. Additionally, this issue could impact non-computer devices such as production equipment, elevators, etc. While the Company's project to assess and correct Y2K related issued has been completed, and the Company has not experienced any Y2K related events, interactions with other companies' systems make it difficult to conclude that there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's future operations. Through the date of this report, the Company has had no material impact from the Y2K issue.

ITEM 2.  DESCRIPTION OF PROPERTY

     In November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas to be used for the production of the TieTek Crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is $14,819. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001. The lessor has the obligation to construct a facility within six months of the Company's notice to exercise the option.

     The Company relocated its corporate headquarters into the offices at the manufacturing facility in August 1999. During 1998, the Company subleased a portion of its former corporate office space. However, as of December 31, 1999, the Company had been unable to sublease the remaining office space which provides for monthly lease payments of approximately $8,000 through September 2000. An accrual of $119,978 for the termination of the existing lease and related expenses is included in accrued liabilities.

     In the opinion of management, the Company's facilities are adequate for their intended use and are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     Thomas W. Reid v. North American Gold Corp. and Karr Capital, Inc., is a matter commenced in July 1993 in the 134th Judicial District Court of Dallas County, Texas, by Thomas Reid against North American Gold Corp., which was the previous name of NAT, a wholly owned subsidiary of the Company. Mr. Reid alleges in his complaint that he was denied the right to purchase 150,000 shares of stock of North American Gold Corp. for $.50 per share. Mr. Reid sued for conveyance of the stock or alternatively for damages, plus attorneys' fees. Mr. Reid's claim is based upon a letter dated July 17, 1991, purportedly signed by Mr. Robert Ciccarelli as President of Karr Capital, an unrelated Canadian corporation. In August 1998 the plaintiff filed a lawsuit to include North American Technologies Group, Inc. in the proceedings. Discovery is ongoing, and management cannot evaluate the Company's exposure at this time.

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There is currently one such action involving the performance of certain products sold by IPF. This claim is currently being handled by the Company's insurance company, and management believes its outcome will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ.


                                                     High Bid  Low Bid
                                                     -------   -------
1999
----
First Quarter                                         $ 3.50   $ 1.375
Second Quarter                                        $ 3.25   $ 1.563
Third Quarter                                         $ 4.188  $ 2.00
Fourth Quarter                                        $ 3.00   $ 2.00

1998
----
First Quarter                                         $ 2.81   $  .84
Second Quarter                                        $ 2.53   $  .78
Third Quarter                                         $ 1.00   $  .62
Fourth Quarter                                        $ 4.62   $  .69
--------------------------

     The high and low bid prices for the Company's Common Stock are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

     All stock prices for trading periods before May 13, 1998 have been adjusted to reflect the Company's 9 for 1 reverse stock split that was effective as of that date.

HOLDERS

     Records of the Company's stock transfer agent indicate that as of December 31, 1999, the Company had approximately 400 record holders of its Common Stock. Over 80% of the Common shares of the transfer are held in "street name" which leads management to believe that it is likely that the Company has a significant number of beneficial holders.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The Company is precluded from paying dividends on the common stock by the terms of its outstanding Series F, Series G, and Series H Cumulative Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described under Item 6, Management's Discussion and Analysis of Financial Condition and Capital Resources-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 1999:

     Series G Cumulative Convertible Preferred Stock - Subseries III
     In 1999, the Company issued 9,000 shares of its Series G Cumulative Convertible Preferred Stock - Subseries III for cash proceeds of $879,000 and payment to financial advisors of $21,000. These securities were issued to accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with these transactions.

     Convertible Notes   Also in 1999, the Company borrowed $567,500 from
     investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. These securities were issued to accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. The company did not pay any brokerage commissions in connection with these transactions.

     Common Stock In 1999, the Company issued 248,647 shares of Common Stock upon conversion of 10,560 shares of Series F Cumulative Convertible Preferred Stock and 196,558 shares of Common Stock upon conversion of 2,542 shares of Series G Cumulative Convertible Preferred Stock. These securities were issued to institutional and other accredited investors in reliance upon section 3(a)(9) and 4(2) of the Securities Act and/or Regulation D thereunder. The Company did not pay any brokerage commissions in connection with these transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BASIS OF PRESENTATION

     North American Technologies Group, Inc. ("NATK") was incorporated on December 24, 1986 in the State of Delaware. The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc. and its subsidiaries are referred to herein as the Company.

     The Company's historic business strategy had been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. During 1997 and 1998, the Company evaluated the businesses and/or technologies that had been acquired during the prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek composite railroad crosstie. Accordingly, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 1999, the Company incurred a net loss of $3,049,600. This net loss principally reflected the start-up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 1999, the Company had a net working capital deficit of $580,977, including a cash balance of $284,498. During 1999, the Company incurred a cash flow deficit averaging $100,000 to $200,000 per month. This cash flow deficit will likely increase in 2000 during the start-up phase for the production of its TieTek crossties. The deficit will likely continue until commercial sales of these crossties begin to provide cash to the Company. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. Because of these recurring losses, the Company will require additional working capital to continue the commercialization of its TieTek crosstie until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements. Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 1999 and 1998 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

     For the year ended December 31, 1998, the Company incurred a net loss of $2,732,861. This net loss principally reflected the pre-commercial operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 1998, the Company had a net working capital deficit of $318,629, including a cash balance of $719,212.

     During 1999 and 1998, the Company made significant progress towards commercial production of the TieTek crosstie, including the production of approximately 5,000 crossties during the fourth quarter of 1998 and approximately 1,000 in early 1999, and the signing of a two year supply contract with Union Pacific Railroad.

     Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies.

     Over the past four years, the Company's principal source of capital has been through the issuance of Cumulative Convertible Preferred Stock as follows:

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

 .  In May 1999, the Company issued an additional 4,810 Series G-III Shares for
   $460,000 in proceeds.

     The Series F Shares, Series G-I Shares, Series G-II Shares, and Series G-III Shares (collectively the "Series F and G Shares") are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at converison prices, as of March 10, 2000, of $3.94, $2.40, $.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. In circumstances where the preferred is converted into common stock, the Company's Board of Directors has authorized the issuance of common stock in payment of dividends in arrears. Given the Company's financial condition, it is unlikely the Company will be in a position to pay cash dividends in the near future. Therefore, these dividends will accumulate, and must be paid prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future.

     Also in 1999, the Company borrowed $567,500 from investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. Two of the notes payable totaling $317,500 are convertible at the lender's or borrower's option into shares of the Company's common stock at $1.85. The other note payable for $250,000 is convertible at the lender's option at the lesser of:
$1.85 or the market value on the date of notice of conversion, or the average market value for the twenty trading days preceding notice of conversion, but not less than $.40. Additionally, it can be converted, at the lender's option, into any preferred issued by the Company that is convertible into common shares of the Company. The lender of the $250,000 is an individual that has a representative on the Board of Directors of the Company.

     In March 2000, the Company issued 7,570 shares of its Series H Cumulative Convertible Preferred Stock raising $757,000. The Series H Preferred ranks pari parsu with the Series F and G Preferred, earns dividends at 10% per year and is convertible at the option of the holder and redeemable by the Company at $1.85 per share subject to certain adjustments.

     During 1998, the Company received cash proceeds of $200,000 from the sale or license of its technologies. The Company also received payments of approximately $600,000 on its notes receivable during 1998, including a payment of $420,000 in full settlement of a five-year note receivable with an outstanding principal balance of $525,000.

     The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require additional capital expenditures of $2,000,000 and additional working capital of up to $1,500,000. As of December 31, 1999, the Company had made payments totaling approximately $875,000 for manufacturing equipment, and had open purchase commitments of an additional $237,000. In March 1999, the Company raised $419,000 through the sale of its Series G Subseries III convertible preferred stock and in May 1999, raised an additional $460,000 from the sale of Series G Subseries III preferred stock. Additional financing, however, will be necessary
in order to commence manufacturing operations.   In June 1999, shareholders of
the Company approved the issuance and sale of up to $5,000,000 of equity or debt in order to construct a plant to produce TieTek Crossties and provide necessary working capital. In February 2000, the Company engaged an investment banker to assist in raising the required capital. Also in February 2000, the Company signed a two year contract with the Union Pacific Railroad for the supply of its TieTek composite railroad crossties. The contract represents potential revenues of more than $10,000,000 to the Company. As of the date of this Report, however, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all. If the Company is unsuccessful in obtaining financing for its initial facility, the Company will attempt to contract for the continued manufacture of its crossties from third parties.

     During 1999, the Company used $1,657,528 in cash for its operating activities, reflecting primarily the net loss for the year of $3,049,600 adjusted for net non-cash expenses which were approximately $1,400,000.

     During 1998, the Company used $1,686,157 in cash for its operating activities, reflecting primarily the net loss for the year of $2,732,861 adjusted for net non-cash expenses which were approximately $800,000.

     In 1999, the Company used $201,104 in investing activities primarily for the purchase of equipment.

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

     Financing activities provided net cash to the Company of $1,423,918 during 1999. These funds were generated primarily by the sale of 9,000 shares of Series G-III Shares for cash proceeds of $879,000 and services rendered of $21,000 and short term convertible notes payable of $567,500.

     Financing activities provided net cash to the Company of $1,934,947 during 1998. These funds were generated primarily by the sale of 20,000 shares of Series G-II Shares for cash proceeds of $1,975,000 and services rendered of $25,000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributed to the hedged risk or (b) the earnings effect of the hedged forecasted transaction.
The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 1999 ("1999") AND DECEMBER 31, 1998
("1998")

     The net loss of $3,049,600 for 1999 reflects an increase of $316,739 from
the net loss of $2,752,861 in 1998.   This increase is primarily a result of (1)
the provision of a $682,000 reserve for the uncertainty of collection of a note receivable as discussed in Note 5 of the Notes to Consolidated Financial Statements and (2) recognition of deemed interest of $246,000 in 1999 on the issuance of debt which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance (see Note 10 of the Note the Consolidated Financial Statements); offset by a decrease in 1999 of approximately $1,100,000 in selling, general and administrative expenses. In addition, in 1998 the Company recognized a gain of $440,000 on the sale of assets.

     The net loss of $2,732,861 for 1998 reflects a decrease of $1,598,430 from the net loss of $4,331,291 in 1997. This decrease is a result of the reduction of $1,381,970 in selling, general and administrative expenses and the recognition in 1997 of an impairment in the value of certain long-lived assets of $1,202,628. These reductions in expenses were offset by the decrease in gross profits from $1,116,856 in 1997 to a loss of $153,215 in 1998. In addition, in 1998, the Company recognized net other income of $321,309, whereas in 1997, the Company recognized net other income of $37,406.

REVENUES

     The Company focused its resources in 1999 and 1998 on the commercialization of the TieTek composite railroad crosstie. Substantially all of the Company's revenues in 1999 and 1998 of $170,000 and $139,000, respectively, resulted from the sale of the TieTek Crossties. As of December 31, 1998 the Company had 2,200 crossties in inventory that were sold in early 1999. As of year end 1999, the inventory of finished crossties was not significant.

COSTS AND GROSS MARGIN

     The 1999 and 1998 gross loss consists of the loss incurred from the sales of the TieTek Crosstie. This loss reflects the costs associated with the production run that produced approximately 5,000 TieTek Crossties in 1998 and approximately 1,000 in 1999. The negative margin reflects the start-up costs, the small scale of the manufacturing run, the fee paid to a third party manufacturer, and the inability to make volume purchases of raw materials. The Company anticipated these losses, but believed the costs were necessary in order to allow the Company to demonstrate its ability to meet customer demand and to prepare the market for future purchase orders. In addition, the production run provided valuable design and operational information for the Company's manufacturing facility. The Company's ability to improve its gross margin depends upon its ability to increase production efficiencies and manage raw material purchases. To address these needs, the Company has designed its new manufacturing line to utilize an automated molding system, and has hired an experienced purchasing manager. These actions are expected to result in acceptable margins once full-scale commercial production commences.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $1,144,777 to $1,756,178 in 1999 from $2,900,955 in 1998. This decrease reflects primarily the reduction of $538,582 in salary and other employee related costs which were made possible by the continued implementation of the Company's strategy to focus its resources on the commercialization of the TieTek crosstie. As this strategy was implemented and certain of the Company's other technologies were licensed or sold, the administrative costs associated with those technologies were reduced or eliminated. Decreases in 1999 were experienced in amortization - $126,111; bad debt expense - $203,474 and lease expense - $210,882. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with the continued commercialization of the TieTek Crosstie.

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

IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. In November 1997, the Company licensed its Riserclad technology and sold certain Riserclad related assets to an unrelated third party. As part of the consideration for the transaction, the Company is to receive a royalty on sales of the technology by the third party. During the fourth quarter of 1999, the Company determined, based on the first full year royalty calculation and an analysis of expected future minimum royalty payments, that an impairment of the Company's Riserclad technology and associated non-compete agreements had occurred. Accordingly, a valuation adjustment of $163,210 was recognized for the the year ended December 31, 1999 to write-down the Riserclad technology and non-compete agreements carrying values to approximately $99,000.

OTHER INCOME (EXPENSE)

     Other income/expense decreased $1,303,924 to a net other expense of $982,615 in 1999 from a net other income of $321,309 in 1998. This decrease is a result of (1) the provision of a $682,000 reserve for the uncertainty of collection of a note receivable as discussed in note 5 of the Notes to Consolidated Financial Statements and (2) recognition of deemed interest of $246,000 in 1999 on the issuance of debt which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance (see Note 10 of the Notes to Consolidated Financial Statements) (3) recognition of a gain in 1998 of $440,000 on the sale of assets.

INCOME TAXES

     The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included in Items 14(a) and
(b) of this Report and are incorporated by reference thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company are listed below.

Name                               Age                  Position
-----                             -----                ----------
Douglas C. Williamson               48         Chairman of the Board; Director
                                               for term expiring 2002

Henry W. Sullivan                   60         President and Chief Executive
                                               Officer of the Company; Director
                                               for term expiring 2001

Edwin H. Knight                     46         Director for term expiring 2000

William C. Thompson                 45         Director for term expiring 2002

Russell L. Allen                    55         Treasurer and Chief Financial
                                               Officer of the Company


     All directors of the Company hold office for a term of three years or until their successors are duly elected and qualified. Executive officers and employees hold office at the pleasure of the Board of Directors. The Board of Directors met three times during 1999. All directors attended in 1999 at least 75% of the meetings of the Board and committees of which they are a member.

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

     The membership of the Financial Audit Committee is designed to include a minimum of two directors. The Company's Chief Financial Officer serves as an ex-officio member of the committee and attends all meetings except the annual review of the Company's financial controls and accounting procedures with the Company's independent auditors. The Financial Audit Committee met once during 1999.

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

     The membership of the Compensation Committee is designed to include at least two outside (non-employee) directors. The Compensation Committee did not meet during 1999.

DIRECTORS' COMPENSATION

     Mr. Thompson receives $1,000 for each regularly scheduled Board meeting and $500 for each teleconference Board meeting, special or committee meeting. All other directors of the Company receive no cash compensation in connection with their services as director. See Item 11 - Security Ownership of Certain Beneficial Owners and Management for stock options granted to Directors.

BIOGRAPHIES

DOUGLAS C. WILLIAMSON

     Mr. Williamson was elected to the Board of Directors in 1996. Mr. Williamson is currently a Managing Director and Senior Vice President of Bank of America Capital Investors (BCI) (one of the equity investment groups affiliated with the recently merged NationsBank/Bank of America organization, including NationsBanc Capital Corporation). Mr. Williamson joined NationsBanc Capital Corporation in 1989. Prior to that, he had eight years of experience in senior management with two operating companies (including roles as president) and six years of experience in corporate finance and corporate lending with Rotan Mosle, W.R. Grace and Cleveland Trust. Mr. Williamson serves on the boards of directors of the following companies: CallWare Technologies, Inc. (develops and markets open architecture computer telephony software solutions); Empirical Software, Inc. (develops software targeted for the market of client/server performance and reliability management tools); GX Technology Corporation (software developer and imaging services company that is a leading independent supplier of 2D and 3D seismic modeling, imaging software products, and imaging services used in oil and gas exploration); HAHT Software, Inc. (provides enterprise Web application software development solutions); Med Solutions, Inc. (provides radiology utilization management services for the health care industry); Memorial Operations Company (acquires and manages cemeteries and funeral homes); Takeout Taxi Holdings, Inc. (provides restaurant delivery services through company-owned and franchised stores); and Z-Tel Technologies, Inc. (provider of telephony-related services to retail customers, such as inexpensive long-distance, voice-mail and "follow-me" services). Mr. Williamson earned his MBA from Columbia University and his BA from Denison University and later earned his CPA. Mr. Williamson serves on the Company's Board of Directors as a nominee of the holders of the Series F, G-I and G-II Shares.

HENRY W. SULLIVAN

     Dr. Sullivan was elected to the Board of Directors in April 1997. Dr. Sullivan became Vice President of Technology of the Company in July 1996 and President of TieTek, Inc. in December 1997. In January 1999, Dr. Sullivan assumed the additional positions of President and Chief Executive Officer of the Company. Prior to joining the Company, Dr. Sullivan was employed by Shell Oil Company where he spent twenty-three years in various positions and, in 1984, was named Vice President of Shell Chemical Company. Dr. Sullivan joined Huntsman Petrochemical Corporation in 1988 as its President, and became Vice Chairman of its parent company, Huntsman Chemical Corporation, a year later. From 1991 to 1995 he was President and Chief Executive Officer of GAIA Holdings, Inc., until joining the Company as President of GAIA Technologies, Inc. and later TieTek, Inc. Dr. Sullivan has served as Chairman and Director of several companies and organizations in manufacturing and polymer technology, including the Executive Committee of the Society of the Plastics Industry. He currently serves as a Director of the Sarkeys Energy Center at the University of Oklahoma. Dr. Sullivan holds a Bachelor's degree in Chemical Engineering from Cooper Union and Master's and Ph.D. degrees in Chemical Engineering from New York University.

EDWIN H. KNIGHT

     Mr. Knight was elected to the Board of Directors in 1996. Mr. Knight manages Harrison Interests, Ltd., a privately held Texas limited partnership whose lines of business are oil and gas exploration and production, real estate and cattle ranching. He has managed Harrison Interests, Ltd. for fourteen years and holds a Bachelor's Degree from Louisiana State University and is a Certified Public Accountant. Mr. Knight serves on the Company's Board of Directors as a nominee of the holders of the Series F, G-I and G-II Shares.

WILLIAM C. THOMPSON

     Mr. Thompson was elected to the Board of Directors in 1999. In January 1999, Mr. Thompson was appointed Senior Director of Derailment Prevention for Union Pacific Railroad Company after having completed one year as a Director of Derailment Prevention. Prior to these appointments, Mr. Thompson served as Director of Engineering Research for about 10 years. He has been active in many industry organizations, serving as the Chairman of the National Transportation Research Board's Committee on Railway Maintenance and on the Board of Directors of the American Railway Engineering and Maintenance-of-Way Association. Mr. Thompson holds Bachelor of Science degrees in Civil Engineering and Environmental Engineering from the University of Wisconsin.

RUSSELL L. ALLEN

     Mr. Allen is a management advisor to the Company and in that capacity has served as Treasurer and Chief Financial Officer since August 1999. Prior to that time, Mr. Allen served various clients in the capacity of independent management advisor. Mr. Allen holds a Bachelors and Masters Degree in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

AGREEMENTS WITH HOLDERS OF PREFERRED STOCK

     Pursuant to agreements relating to the purchase of the Preferred Stock
(the "Purchase Agreements") between the Company, BCI and certain other investors (collectively, with BCI, the "Investors"), the Company has agreed to nominate to the Board of Directors, for so long as the Preferred Stock is owned by the Investors or permitted assignees or permitted transferees, (i) four (4) members designated by the holders of a majority in interest of the Preferred Stock taken together as a group, at least one (1) of whom shall be designated by BCI so long as BCI owns at least fifty percent (50%) of the Preferred Stock; (ii) four (4) members designated by the holders of Common Stock; and (iii) one (1) member designated by the holders of Common Stock and the holders of a majority in interest of the Preferred Stock taken together as a group. The requisite holders of the Preferred Stock have agreed that for so long as the number of Directors constituting the Board shall be six, three (3) directors will be designated by the Investors and three (3) will be designated by the holders of the Common Stock. Currently, pursuant to the Purchase Agreements, the Investors' nominees are: Douglas C. Williamson and Edwin H. Knight. As a result of the recent changes to the Board of Directors, the Company and the principal holders of the Preferred Stock are in discussions regarding revisions to this agreement, although as of the date of this report, no such revised agreement as been reached.

     If the Company shall breach any of the covenants or obligations set forth in the Purchase Agreements and such breach remains uncured, the holders of a majority in interest of the Preferred Stock taken together as a group shall be entitled then and thereafter to nominate and elect a majority of directors to the Company's Board of Directors, at least two (2) of which majority shall be designees of BCI.

CHANGES IN CONTROL

     If the Company breaches any of its covenants or obligations set forth in the Purchase Agreements and such breach were to remain uncured, the holders of a majority in interest of the Preferred Stock taken together as a group would be entitled then and thereafter to nominate and elect a majority of directors to the Company's Board of Directors, at least two (2) of which majority shall be designees of BCI.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid or accrued for the fiscal years ended December 31, 1997, 1998 and 1999 by the Company to or for the benefit of its President and Chief Executive Officer.
No other executive officer's compensation exceeded $100,000 for the year ended December 31, 1999.


===================================================================================================================================
                                                                                         Long Term Compensation
                                                                          ---------------------------------------------------------
                                   Annual Compensation                           Awards                       Payouts
-----------------------------------------------------------------------------------------------------------------------------------
   Name                                                    Other
   and                                                     Annual          Restricted       Stock                        All Other
 Principal                                                Compen-            Stock        Options/       LTIP             Compen-
 Position        Year(s)   Salary($)       Bonus($)      sation($)         Award(s)($)     SARS (#)    Payouts($)        sation($)
-----------------------------------------------------------------------------------------------------------------------------------
Henry W.          1999       92,481                                                        40,000                         3,952/(2)/
Sullivan          1998       91,336                                                                                       2,859/(2)/
 Chief            1997       90,000                                                                                       2,970/(2)/
 Executive
 Officer and
 President
==================================================================================================================================
Tim B.            1999      175,318          -                  -                -           -              -             2,336/(2)/
Tarrillion        1998      193,275          -                  -                -           -              -             3,504/(2)/
 Former Chief     1997      184,833          -                  -                -      44,444/(1)/         -             6,951/(2)/
 Executive
 Officer and
 President
===================================================================================================================================

/(1)/ Consists of options granted during fiscal year ended December 31, 1995 which were repriced as of July 10, 1997.

/(2)/ Represents life insurance premiums paid by the Company on policies on the executives' lives and matching contributions to the Company's 401-K plan.

STOCK OPTIONS

     The following table sets forth options granted during the year ended 1999 to the named executive officer. No stock appreciation rights (SARs) have been granted.

---------------------------------------------------------------------------------------------------
                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                       (INDIVIDUAL GRANTS)
---------------------------------------------------------------------------------------------------
                               Number of
                               Securities       Percent Of Total
                               Underlying         Options/SARs
                              Options/SARs         Granted To       Exercise or
                                Granted           Employees In        Base Price     Expiration
          Name                    (#)              Fiscal Year         ($/Sh)           Date
---------------------------------------------------------------------------------------------------
Henry W. Sullivan                40,000               48%               $3.00          2/22/09
---------------------------------------------------------------------------------------------------


     The following table sets forth for the named executive officer information regarding stock options exercised by such officer during the 1999 fiscal year, together with the number and value of stock options held at 1999 fiscal year-end, each on an aggregated basis.


 -------------------------------------------------------------------------------------------------------------------
                                Aggregated Option Exercises in the 1999 Fiscal Year
                                          and Fiscal Year-End Option Value
 -------------------------------------------------------------------------------------------------------------------
                                                                                                    Value of
                                                                                                  Unexercised
                                                                       Number of                  In-the-Money
                                                                      Unexercised                 ------------
                                                                       Options at                  Options at
                                                                    Fiscal Year-End              Fiscal Year-End
                                Number of                           ----------------            ---------------
                             Shares Acquired      Value               Exercisable/                Exercisable/
          Name                 on Exercise       Realized            Unexercisable             Unexercisable/ (1)/
 -------------------------------------------------------------------------------------------------------------------
Henry W. Sullivan                None               --                32,222/30,000                   $0/$0
-------------------------------------------------------------------------------------------------------------------

----------------

 /(1)/ The last sales price of the Company's Common Stock as reported on the NASDAQ SmallCap Market on December 31, 1999 was $2.938 which was lower than the exercise price of the options.

EMPLOYMENT AGREEMENTS
---------------------

     Effective December 23, 1998 the Company entered into an agreement with Mr. Tarrillion in full settlement of his employment contract. The agreement provides for the resignation of Mr. Tarrillion's officer positions as of January 22, 1999, with the continuation of his employment as a full-time consultant through March 31, 1999. From April 1 through December 31, 1999, Mr. Tarrillion was available on an "as-needed" basis and his salary and benefits continued through such later date. As part of the agreement, the exercise price of 55,555 options was reduced from $9.00 to $4.50. All of these options are currently vested. In addition, Mr. Tarrillion agreed that he would not seek re-election to the Board of Directors when his term expired at the 1999 Annual Meeting of Stockholders.

1999 STOCK INCENTIVE PLAN AND REPRICING OF CERTAIN OUTSTANDING OPTIONS

      At the annual meeting of the Company in 1999, stockholders approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorizes the Compensation Committee to grant options in the maximum amount of 10% of the total issued and outstanding shares of the Company or reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following tables set forth as of March 10, 2000 certain information with respect to the beneficial ownership of the Company's Common Stock and Series F, Series G-I, Series G-II and Series G-III Shares by any person (including any "group" as that term is used in Section 13(d)-3(d) of the Exchange Act) known by the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities based upon filings with the Securities and Exchange Commission. As of March 10, 2000, there were 4,908,813 outstanding shares of Common Stock, 87,644 outstanding Series F Shares, 14,846 outstanding Series G-I Shares, 20,004 outstanding Series G-II Shares and 8,507 outstanding Series G-III Shares. Does not include Series H Cumulative Convertible Preferred Shares issued March 14, 2000.

                                  COMMON STOCK

                                                                  Amount and Nature
                                                                    of Beneficial                  Percentage
Name and Address of Beneficial Owner                                Ownership/(1)/                of Class/(1)/
------------------------------------                              ----------------                -------------

Bank of America Capital Investors                                   4,282,185/(2)/                    46.6%
901 Main Street, 22nd Floor
Dallas, Texas 75202

CCG Charitable                                                        508,944/(3)/                    10.2%
Remainder Unitrust #1
14405 Brown Road
Tomball, Texas 77375

David S. Holland                                                      373,816/(4)/                     7.1%
1 Riverway, Suite 1700
Houston, Texas 77056

Harrison Interests, Ltd.                                              297,680/(5)/                     5.7%
Chase Bank Bldg.
 712 Main, Suite 1900
Houston, Texas 77002

Henry W. Sullivan                                                     298,496/(6)/                     5.9%
14315 West Hardy Road
Houston, Texas 77060

Pecaut Capital Investors, LP                                          251,544/(7)/                     5.1%
511 6th Street
Sioux City, Iowa  51101

--------------------

/(1)/ Calculated in accordance with Item 403 of Regulation S-B and Rule 13d-3(d) as promulgated under the Exchange Act. Includes shares of Common Stock which the holder has the right to acquire upon exercise or conversion of outstanding options, warrants or other convertible securities (such as the Series F, Series G-I, G-II and G-III Shares) within sixty (60) days of March 10, 2000. Calculations were made using the conversion prices as of March 10, 2000 as follows: Series F - $3.941315; Series G-I - $2.4030824; Series G-II - $.86625; Series G-III -
       $1.50.

/(2)/ Includes 3,716,130 shares of Common Stock issuable upon conversion of Series F, Series G-I and Series G-II Shares. Includes 555,556 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants and 10,499 shares of Common Stock which may be acquired on the exercise of options. Does not include 19,501 shares of Common Stock issuable upon exercise of options granted to

       Mr. Williamson in his capacity as Director which were assigned to Bank of America Capital Investors and which will vest periodically through January 31, 2003.

/(3)/ Includes 83,333 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

/(4)/ Includes 373,816 shares of Common Stock issuable upon conversion of Series G-II and Series G-III Shares.

/(5)/ Includes 242,124 shares of Common Stock issuable upon conversion of Series F and Series G-I Shares. Includes 55,556 shares of Common Stock which may be acquired upon exercise of Common Stock purchase warrants.

/(6)/ Dr. Sullivan is deemed to beneficially own 176,851 shares of Common Stock by virtue of his position as a principal executive officer of GAIA Holdings, Inc., which owns 61,728 shares of Common Stock, and Thor Ventures, L.C. which owns 115,123 shares of Common Stock. Includes 30,505 shares of Common Stock issuable upon the conversion of Series G-II Shares. Includes 4,585 shares owned through a profit sharing plan for the benefit of Dr. Sullivan and 68,222 shares which may be acquired upon exercise of options. Does not include 84,000 shares issuable upon exercise of options which vest periodically through February 21, 2003. Includes 16,000 shares of a common stock grant dated January 31, 2000; does not include 24,000 shares of the grant that vest ratably over a three-year period commencing January 1, 2000.

/(7)/ Includes 44,444 shares of common stock which may be acquired upon exercise of Common Stock purchase warrants.

               SERIES F AND SERIES G SUBSERIES I PREFERRED STOCK

                                                                    Amount and
                                     Amount and                      Nature of
                                     Nature of                       Series G
      Name and address of             Series F       Percentage     Subseries I     Percentage
        Beneficial Owner             Ownership        of Class       Ownership       Of Class
      ------------------            --------------   ------------   -------------   ------------

Bank of America Capital                 74,069          84.5%          13,023          87.7%
 Investors
901 Main Street, 22nd Floor
Dallas, Texas 75202

Harrison Interests, Ltd.                 7,407           8.5%           1,302           8.8%
Chase Bank Bldg.
712 Main, Suite 1900
Houston, Texas 77002


        SERIES G SUBSERIES II AND SERIES G SUBSERIES III PREFERRED STOCK

                                      Amount and                     Amount and
                                       Nature of                       Nature of
                                       Series G                       Series G
       Name and address of          Subseries II     Percentage    Subseries III    Percentage
        Beneficial Owner             Ownership        of Class       Ownership       Of Class
        ------------------          --------------   ------------   -------------   ------------

Bank of America Capital Investors       11,217          56.0%               -             -
901 Main Street, 22nd Floor
Dallas, Texas 75202

Dan J. Harrison III                      1,055           5.3%               -             -
Chase Bank Bldg.
712 Main, Suite 1900
Houston, Texas 77002

David S. Holland                         2,804          14.0%             751           8.8%
1 Riverway, Suite 1700
Houston, Texas 77056

Bruce F. Harrison, as Trustee            1,110           5.5%               -             -
Chase Bank Bldg.
712 Main, Suite 1900
Houston, Texas 77002

Richard M. Cutler, Jr.                       -             -              561           6.6%
50  1/2 Legare Street
Charleston, South Carolina 29401

Michael  T. Finch                            -             -            1,502          17.7%
Route 1, Box 133
Allendale, South Carolina 29810

David S. Holland Jr.                         -             -              501           5.9%
906 East 5th Street, Suite 202
Austin, Texas 78702


                                                          CONTINUED......

                                     Amount and                    Amount and
                                      Nature of                      Nature of
                                      Series G                       Series G
      Name and address of             Subseries II    Percentage    Subseries III    Percentage
        Beneficial Owner               Ownership       of Class       Ownership       of Class
        ----------------              ----------    -----------       ---------      ---------

William I. Franklin                          -             -             1,150          13.5%
5804 Wedgmont Circle N.
Fort Worth, Texas 76133

John H. Wiegman                              -             -               500           5.9%
c/o Founders Capital Management
5 Post Oak Park, Suite 2150
Houston, Texas 77025



SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

     The following table sets forth as of March 10, 2000 the beneficial ownership of the Company's Common Stock by (i) the executive officer identified in the Summary Compensation Table appearing herein; (ii) each director and nominee for director; and (iii) all directors and executive officers as a group. As of March 10, 2000, there were 4,908,813 outstanding shares of Common Stock, 87,644 outstanding Series F Shares, 14,846 outstanding Series G- I Shares, 20,004 outstanding Series G-II Shares and 8,507 outstanding Series G-III shares.


                                                           Amount and Nature
                                                              of Beneficial                  Percentage
Name and Address of Beneficial Owner                         Ownership(1)                    of Class(1)
-----------------------------------                       --------------------               -----------
Henry W. Sullivan                                              298,496/(2)/                      5.9%
14315 W. Hardy Road
Houston, Texas 77060

William C. Thompson                                             12,498/(3)/                        -
1416 Dodge
Omaha, Nebraska 68179

Douglas C. Williamson                                                -/(4)/                        -
901 Main Street, 22nd Floor
Dallas, Texas 75202

Edwin H. Knight                                                10,499-/(5)/                        -
707 Travis, Suite 1900
Houston, Texas 77002

All Officers and Directors as a Group                               350,563                      6.9%
(5) persons


---------------

/(1)/ Calculated in accordance with Item 403 of Regulation S-B and Rule 13d-3(d) as promulgated under the Exchange Act. Includes shares of Common Stock which the holder has the right to acquire upon exercise or conversion of outstanding options, warrants or other convertible securities (such as the Series F, Series G-I, Series G-II and Series G-III Shares) within sixty (60) days of March 10, 2000. Calculations were made using the conversion prices as of March 10, 2000 as follows: Series F - $3.941315; Series G-I -$2.4030824; Series G-II - $.86625; Series G-
       III - $1.50.

/(2)/ Dr. Sullivan is deemed to beneficially own 176,851 shares of Common Stock by virtue of his position as a principal executive officer of GAIA Holdings, Inc., which owns 61,728 shares of Common Stock, and Thor Ventures, L.C. which owns 115,123 shares of Common Stock. Includes 30,505 shares of Common Stock issuable upon the conversion of Series G-II Shares. Includes 4,585 shares owned through a profit sharing plan for the benefit of Dr. Sullivan and 68,222 shares which may be acquired upon exercise of options. Does not include 84,000 shares issuable upon exercise of options which vest periodically through February 21, 2003. Includes 16,000 shares of a common stock grant dated January 31, 2000; does not include 24,000 shares of the grant that vest ratably over a three-year period commencing January 1, 2000.

/(3)/ Includes shares which may be acquired upon exercise of options. Does not include 37,502 shares issuable upon exercise of options which do not vest until May 17, 2002 or sooner based on attendance at future Board meetings.

/(4)/ Mr. Williamson is a Senior Vice President at Bank of America Capital Investors ("BCI"). Does not include 3,716,130 shares of Common Stock issuable to BCI upon conversion of its holdings of Series F, Series G-I and Series G-II Shares. Does not include 555,555 shares of Common Stock which may be acquired by BCI upon exercise of Common Stock purchase warrants. Does not include 30,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Williamson in his capacity as Director which were assigned to Bank of America Capital Investors and which will vest periodically through January 31, 2003.

/(5)/ Includes shares which may be acquired on exercise of options. Mr. Knight manages Harrison Interests Ltd. Does not include 492,067 shares of Common Stock issuable to Harrison Interests, Ltd., Bruce F. Harrison, Trustee and Mr. Dan J. Harrison III, upon conversion of their holdings of Series F, Series G-I and Series G-II Shares. Does not include 135,135 shares of Common Stock issuable to Bruce Harrison on conversion of his $250,000 convertible note. Does not include 55,556 shares of Common Stock which may be acquired by Harrison Interests, Ltd. upon exercise of Common Stock purchase warrants. Does not include 19,501 shares of Common Stock issuable upon the exercise of options granted to Mr. Knight in his capacity as Director which will vest periodically through January 31, 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1999, the company borrowed $250,000 from an individual that has a representative on the Board of Directors of the Company and issued a note payable convertible at the lender's option. The note is convertible at the lesser of: $1.85 or the market value on the date of notice of conversion, or the average market value for the twenty trading days preceding notice of conversion, but not less than $0.40. Additionally, it can be converted, at the lender's option, into any preferred shares issued by the Company that is convertible into common shares of the Company.

     In July 1999, the Company entered into a Professional Services Agreement with Mr. Allen whereby he provides financial advice to the Company and serves as its Treasurer and Chief Financial Officer. Mr. Allen is compensated on an hourly basis and is paid 40% in cash and 60% in common stock of the Company. The term of the agreement ends on March 31, 2000, but may be extended on a month-to-month basis. At December 31, 1999, Mr. Allen was due 19,507 shares of the Company's common stock.

     In May 1998, Bank of America Capital Investors purchased 10,000 Series G-II Shares for cash proceeds of $1,000,000. Mr. Williamson, Chairman of the Board and Director of the Company is a Managing Director and Senior Vice President of BCI. In November 1998, Mr. Sullivan and Mr. Tarrillion purchased 250 and 250 shares of the Company's Series G-II Shares for cash proceeds of $25,000, and $25,000, respectively. These transactions were completed on terms identical to those negotiated with third-party investors.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during the years ended December 31, 1999 and 1998, all Reporting Persons timely complied with all filing requirements applicable to them, except for a Form 4 in 1998 for Mr. Tim B. Tarrillion in connection with the repricing of certain options which was subsequently filed with the Securities and Exchange Commission.

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

C.   EXHIBITS

    EXHIBIT NO.          DESCRIPTION OF EXHIBIT                   MANNER OF FILING
                PLAN OF ACQUISITION, REORGANIZATION,
                ARRANGEMENTS, LIQUIDATION OR SUCCESSION:

        2.3     Asset Purchase Agreement between Gaia            Incorporated by reference to the Current Report on
                Technologies, Inc., Gaia Holdings, Inc.,         Form 8-K filed January 12, 1996 ("January 12, 1996
                Thor Ventures, L.C. and Thor Industries,         8-K")
                Inc. and the Company dated December 29,
                1995

        3.1     Certificate of Amendment to the Restated         Incorporated by reference to the Company's Form
                Certificate of - Incorporation of the            10-QSB for the six months ended June 30, 1998 ("June
                Company                                          30, 1998 10-QSB")

                INSTRUMENTS DEFINING THE RIGHTS OF
                SECURITY HOLDERS:

        4.1     Restated Certificate of Incorporation            Incorporated by reference to the Company's Form
                                                                 10-QSB for the six months ended June 30, 1996.

        4.2     Amended and Restated Bylaws                      Incorporated by reference to the Form S-4 of the
                                                                 Company, SEC File No. 33-82112, (the "Form S-4")

        4.3     Master Certificate of Designation of             Incorporated by reference to the Form S-3 of the
                Cumulative Preferred Stock Series G              Company, SEC File No. 333-26347,  (the "Form S-3")

        4.4     Certificate of Designation of Cumulative         Incorporated by reference to the Form S-3
                Convertible Preferred Stock, Series G -
                Subseries I

        4.5     Certificate of Designation of Cumulative         Incorporated by reference to the June 30, 1998 10-QSB
                Convertible Preferred Stock, Series G -
                Subseries II


EXHIBIT NO.               DESCRIPTION OF EXHIBIT                            MANNER OF FILING
      4.6       Certificate of Designation of Cumulative         Filed herewith
                Convertible Preferred Stock, Series G -
                Subseries III

      4.7       Certificate of Designation of Cumulative         Filed herewith
                Convertible Preferred Stock, Series H

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


Exhibit No.             DESCRIPTION OF EXHIBIT                                  MANNER OF FILING
    10.17      Employment Agreement, entered into as of          Incorporated by reference to January 12, 1996 8-K
               December 29, 1995, between GAIA
               Technologies, Inc. and Henry W. Sullivan

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

    10.25      Amendment to Stockholders' Agreement              Incorporated by reference to the Form S-3

    10.31      Form of Joinder to Stockholders' Agreement        Incorporated by reference to the June 30, 1998 10-QSB

    10.32      Form of Stock Purchase Agreement for an           Incorporated by reference to the June 30, 1998 10-QSB
               Additional Closing dated as of May 21,
               1998 by and among the Company, its
               operating subsidiaries, NationsBanc
               Capital Corporation and certain other
               Investors

    10.33      Agreement between the Company and Tim B.          Incorporated by reference to the 1998 Form 10-KSB
               Tarrillion dated as of December 23, 1998


EXHIBIT NO.             DESCRIPTION OF EXHIBIT                                 MANNER OF FILING
    10.34      Amended and Restated Stock Option                 Incorporated by reference to the 1998 Form 10-KSB
               Agreement between Henry W. Sullivan and
               the Company dated December 29, 1995

    10.35      Amended and Restated Stock Option                 Incorporated by reference to the 1998 Form 10-KSB
               Agreement between Judith Shields and the
               Company dated February 23, 1995

    10.36      1999 Stock Incentive Plan                         Incorporated by reference to the 1998 Form 10-KSB

    10.37      Incentive Stock Option Agreement between          Incorporated by reference to the 1998 Form 10-KSB
               Henry W. Sullivan and the Company dated
               February 22, 1999

    10.39      Professional Services Agreement between           Filed herewith
               the Company and Russell L. Allen dated as
               of July 12, 1999

    10.40      Purchase Contract between the Company and         Filed herewith*
               the Union Pacific Railroad dated as of
               January 31, 2000

    22         Subsidiaries of Registrant                        Incorporated by reference to the Form S-4

    23.1       Consent of BDO Seidman LLP                        Filed herewith

    27         Financial Data Schedule                           Filed herewith

-------------
* Confidential treatment requested with respect to portions thereof. Such portions have been separately filed with the Securities and Exchange Commission.


D.   REPORTS ON FORM 8-K

     There were no Current Reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated: March 29, 2000

                                    By:/s/ Henry W. Sullivan
                                       ---------------------
                                      Henry W. Sullivan
                                      Chief Executive Officer


                                    By:/s/Russell L. Allen
                                       -------------------
                                      Russell L. Allen
                                      Principal Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                             Title                                Date
---------                                             -------                              -------

/s/  Douglas C. Williamson                           Chairman and Director                March 29, 2000
--------------------------
Douglas C. Williamson

/s/ Henry W. Sullivan                                Chief Executive Officer,             March 29, 2000
-----------------------                              President and Director
Henry W. Sullivan

/s/ Edwin H. Knight                                  Director                             March 29, 2000
------------------------
Edwin H. Knight

/s/ William C. Thompson                              Director                             March 29, 2000
------------------------
William C. Thompson


                         INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
NORTH AMERICAN TECHNOLOGIES GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS:

          Report of Independent Certified Public Accountants................   F-2
          Consolidated Balance Sheets as of December 31, 1999 and 1998......   F-3
          Consolidated Statements of Loss for the Years
             Ended December 31, 1999 and 1998...............................   F-4
          Consolidated Statements of Stockholders' Equity
             for the Years Ended December 31, 1999 and 1998.................   F-5
          Consolidated Statements of Cash Flows for the
             Years Ended December 31, 1999 and 1998.........................   F-6
          Notes to Consolidated Financial Statements........................   F-7 - F-20

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and will require additional financing for capital expenditures and working capital to complete its production facility and support its crosstie business until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 BDO SEIDMAN, LLP

Houston, Texas
February 5, 2000

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                                                             1999              1998
                                                                         ------------       ----------
                                     ASSETS
                                     ------
Current Assets:
 Cash................................................................    $    284,498     $    719,212
 Accounts receivables................................................             132            5,617
 Inventories (Note 4)................................................          41,159          186,783
 Current portion of notes receivable (Note 5)........................          20,000          105,000
 Prepaid expenses and other..........................................          49,732           84,341
                                                                         ------------       ----------
   Total Current Assets..............................................         395,521        1,100,953
Notes Receivable, Less Current Portion and Allowance (Note 5 ).......         120,000          761,639
Property and Equipment, Less Accumulated.............................
 Depreciation (Note 6)...............................................       1,024,404          841,998
Patents and Purchased Technologies, Less Accumulated
 Amortization of $153,113 and $131,551...............................       1,390,567        1,586,017
Goodwill, Less Accumulated Amortization of $1,053,073 and $815,717...       1,726,945        1,964,301
Other................................................................          73,056          123,498
                                                                         ------------       ----------
                                                                         $  4,730,493     $  6,378,406
                                                                         ============       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Current maturities of long-term debt (Note 7).......................    $          -     $    500,000
 Notes Payable (Note 8)..............................................         567,500                -
 Accounts payable....................................................         155,938          208,202
 Accrued expenses (Notes 9 and 13)...................................         253,060          519,453
 Deferred dividends payable on preferred stock,
   including accrued interest (Note 10)..............................               -          191,927
                                                                         ------------     ------------
   Total Current Liabilities.........................................         976,498        1,419,582
Long-term Debt, Less Current Maturities (Note 7).....................               -                -
Deferred dividends payable on preferred stock, including
  accrued interest (Note 10).........................................         164,851          163,553
                                                                         ------------     ------------
   Total Liabilities.................................................       1,141,349        1,583,135
                                                                         ------------     ------------
Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 10):
 Cumulative convertible preferred stock, $.001 par value, 10,000,000
   shares authorized; 148,585 and 147,468 shares issued..............      14,858,477       14,746,815
 Common stock, $.001 par value, 50,000,000 shares
   authorized; 4,260,275 and 3,558,502 shares issued.................           4,261            3,559
 Additional paid-in capital..........................................      29,471,037       26,979,759
 Deficit.............................................................     (40,744,631)     (36,934,862)
                                                                         ------------     ------------
 Total Stockholders' Equity..........................................       3,589,144        4,795,271
                                                                         ------------     ------------
                                                                         $  4,730,493     $  6,378,406
                                                                         ============     ============



          See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                            1999           1998
                                                                        ------------   ------------

Revenues (Notes 3 and 15)............................................   $   170,107    $   138,828

Cost of Revenues.....................................................       317,704        292,043
                                                                        -----------    -----------

   Gross Loss........................................................      (147,597)      (153,215)

Selling, General and Administrative Expenses.........................     1,756,178      2,900,955
                                                                        -----------    -----------

   Operating loss before valuation adjustment........................    (1,903,775)    (3,054,170)

Impairment of certain long-lived assets (Note 16)....................      (163,210)             -
                                                                        -----------    -----------

   Operating loss....................................................    (2,066,985)    (3,054,170)
                                                                        -----------    -----------

Other Income (Expense):
 Interest income.....................................................        43,056         67,494
 Interest expense (Note 8)...........................................      (342,687)      (193,433)
 Gain (loss) on disposition of equipment and other assets (Note 3)...        (1,950)       349,088
 Royalty income (Note 3).............................................         2,406         98,160
 Other  (Note 5).....................................................      (683,440)             -
                                                                        -----------    -----------

Total Other Income (Expense) - Net...................................      (982,615)       321,309
                                                                        -----------    -----------

Net Loss.............................................................   $(3,049,600)   $(2,732,861)
                                                                        ===========    ===========

Net Loss Per Share (Notes 1 and 10):
 Net Loss Per Common Share - Basic and Assuming Dilution.............        $(1.44)        $(1.36)
                                                                        ===========    ===========
 Weighted Average Number of Common
   Shares Outstanding................................................     3,671,913      3,490,146
                                                                        ===========    ===========


         See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                               Preferred Stock          Common Stock       Additional
                                           -----------------------   ------------------     Paid-In
                                            Shares       Amount       Shares     Amount     Capital         Deficit         Total
                                           --------   ------------   ---------   ------   ------------   -------------   -----------

BALANCE, December 31, 1997..............   115,364    $11,536,406    3,479,858   $3,480   $26,214,731    $(32,180,115)  $ 5,574,502

Sale of Series G preferred stock........    20,000      2,000,000            -        -             -               -     2,000,000
Issuance of common stock upon conversion
   of Series F preferred stock..........    (4,000)      (400,000)      78,644       79       399,921               -             -
Issuance of preferred stock in lieu of
   cash dividend........................    16,104      1,610,409            -        -             -      (1,610,409)            -
Dividends on preferred stock............         -              -            -        -             -        (113,295)     (113,295)
Deemed dividends on preferred stock.....         -              -            -        -       298,182        (298,182)            -
Costs associated with equity
 transactions...........................         -              -            -        -       (33,075)              -       (33,075)
Compensation costs associated with
   repricing of stock options...........         -              -            -        -       100,000               -       100,000
Net loss for the year...................         -              -            -        -             -      (2,732,861)   (2,732,861)
                                           -------    -----------    ---------   ------   -----------    ------------   -----------

BALANCE, December 31, 1998..............   147,468     14,746,815    3,558,502    3,559    26,979,759     (36,934,862)    4,795,271

Sale of Series G preferred stock........     9,000        900,000            -        -             -               -       900,000
Issuance of common stock upon
   conversion of Series F and
   G preferred stock....................   (13,102)    (1,310,204)     445,205      445     1,309,759               -             -
Issuance of preferred stock in lieu of
   cash dividends.......................     5,219        521,866            -        -             -        (521,866)            -
Dividends on preferred stock............         -              -            -        -             -         (10,276)      (10,276)
Issuance of common stock upon
   conversion of dividends
   in arrears...........................         -              -       35,552       36        96,746         (96,782)            -
Issuance of common stock upon
   conversion of note payable
   and accrued interest.................         -              -      182,875      183       505,788               -       505,971
Issuance of common stock upon
   conversion of deferred dividends
   and accrued interest.................         -              -       38,141       38       244,838               -       244,876
Deemed dividends on preferred stock.....         -              -            -        -       131,245        (131,245)            -
Costs associated with equity
 transactions...........................         -              -            -        -       (43,582)              -       (43,582)
Deemed interest on convertible notes....         -              -            -        -       246,484               -       246,484
Net loss for the year...................         -              -            -        -             -      (3,049,600)   (3,049,600)
                                           -------    -----------    ---------   ------   -----------    ------------   -----------

BALANCE, December 31, 1999..............   148,585    $14,858,477    4,260,275   $4,261   $29,471,037    $(40,744,631)  $ 3,589,144
                                           =======    ===========    =========   ======   ===========    ============   ===========


          See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                          INCREASE (DECREASE) IN CASH

                                                                      1999           1998
                                                                  ------------   -----------
Cash flows from operating activities:
 Net loss......................................................   $(3,049,600)   $(2,732,861)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Impairment of long-lived assets............................       163,210              -
    Depreciation and amortization..............................       388,225        578,847
    Valuation allowance on inventory...........................       (47,580)        50,000
    Compensation expense.......................................             -        100,000
    Discount on note receivable................................             -        105,000
    (Gain) loss on disposition of equipment and other assets...         1,950       (349,088)
    Provision for bad debts....................................       681,900        189,950
    Interest on converted note payable.........................         5,971              -
    Deemed interest, convertible notes payable.................       246,484              -
    Accrued interest payable on deferred dividends.............        43,971         34,752
    Changes in assets and liabilities:
     Accounts receivable.......................................         5,485        298,006
     Inventories...............................................       193,204       (232,802)
     Prepaid expenses and other current assets.................        34,609         43,746
     Other assets..............................................        (6,700)        16,302
     Accounts payable and accrued expenses.....................      (318,657)       211,991
                                                                  -----------    -----------

     Net cash used in operating activities.....................    (1,657,528)    (1,686,157)
                                                                  -----------    -----------

Cash flows from investing activities:
 Cash received from disposition of net assets,
  equipment and other assets...................................             -        338,538
 Decrease in notes receivable..................................        44,739        602,642
 Payments relating to patents..................................       (40,186)       (14,203)
 Purchase of property and equipment............................      (205,657)      (805,546)
                                                                  -----------    -----------

     Net cash provided by (used in) investing activities.......      (201,104)       121,431
                                                                  -----------    -----------

Cash flows from financing activities:
 Issuance of preferred stock...................................       879,000      1,975,000
 Proceeds from convertible notes payable.......................       567,500              -
 Repayment of notes payable and long-term debt.................             -         (6,978)
 Payment for costs and fees of equity issuances................       (22,582)       (33,075)
                                                                  -----------    -----------

     Net cash provided by financing activities.................     1,423,918      1,934,947
                                                                  -----------    -----------

Net increase (decrease) in cash................................      (434,714)       370,221
Cash beginning of year.........................................       719,212        348,991
                                                                  -----------    -----------

Cash end of year...............................................   $   284,498    $   719,212
                                                                  ===========    ===========

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

    The Company's historic business strategy had been to acquire and/or internally develop businesses that are based on proprietary technologies, proprietary manufacturing processes and/or defensible market niches. During 1997 and 1998, the Company evaluated the businesses and/or technologies that had been acquired during the prior years to determine the optimum course to be pursued given the level of resources available to the Company. As a result of this review, the Company decided to concentrate its resources on the commercialization of its TieTek composite railroad crosstie. Accordingly, the Company has sold or licensed certain of its businesses and technologies that had been sufficiently commercialized and which might be better developed by outside interests with resources or capabilities in specific areas related to those businesses.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESEARCH AND DEVELOPMENT

    Expenditures for research and development of products and processes and for the operation of pilot projects are charged to expense as incurred. For the years ended December 31, 1999 and 1998, the Company's research and development expenses were not significant.

LOSS PER COMMON SHARE

    The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include:
(i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that at the date of issuance is less than the market price of the Company's common stock. For the years ended December 31, 1999 and 1998, net loss applicable to common stockholders is as follows:

                                                         1999           1998
                                                     -----------    -----------

     Net loss.....................................   $(3,049,600)   $(2,732,861)
     Dividends on preferred stock.................      (628,924)    (1,723,704)
     Accumulated dividends in arrears.............    (1,474,271)             -
     Deemed dividends on preferred stock..........      (131,245)      (298,182)
                                                     -----------    -----------
     Net loss applicable to common stockholders...   $(5,284,040)   $(4,754,747)
                                                     ===========    ===========

    Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 1999 and 1998, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 1999, these securities include options and warrants on 1,508,888 shares of common stock, convertible debt and preferred stock convertible into 306,756 and 6,243,369 shares of common stock, respectively. For the year ended December 31, 1998, these securities included options and warrants on 1,708,306 shares of common stock, convertible debt and preferred stock convertible into 37,037 and 5,396,138 shares of common stock, respectively.

REVENUE RECOGNITION

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

CONCENTRATION OF CREDIT RISK

    At December 31, 1999, the Company's cash in a financial institution exceeded the federally insured deposit limit by $176,608. Through the year ended December 31, 1998, the Company extended credit to its customers in various industries, including petrochemical, construction, mining, waterworks and environmental, and there was no concentration of credit risk. For the year ended December 31, 1999 and thereafter, the Company will extend credit to its customers primarily in the railroad industry.

RECLASSIFICATIONS

     Certain 1998 balances have been reclassified to conform to the 1999 financial statement presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 137. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

    For the years ended December 31, 1999 and 1998, the Company incurred net losses of $3,049,600 and $2,732,861, respectively, and had an accumulated deficit of $40,744,631 at December 31, 1999. Because of these recurring losses, the Company will require additional financing for capital expenditures and working capital to complete its production facility and support its crosstie business until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SALE OF CERTAIN ASSETS AND ROYALTY AGREEMENTS

    In March 1998, the Company sold certain assets to an unrelated company.
The assets sold related primarily to the Company's patented TechXTract technology used to provide on-site decontamination of buildings and equipment contaminated with polychlorinated biphenyls, radioactive isotopes or other toxic materials. The Company received consideration of $200,000 cash and two notes receivable totaling $800,271. See Note 5 for terms of the notes receivable.
The Company recognized a gain of approximately $440,000 on the transaction. Net revenues and gross profits were $17,086, and $6,331, respectively, for the TechXTract product line for the years ended December 31, 1998.

    The Company has royalty agreements from the sale and licensing of certain technology prior to year end 1998. During the years ended December 31, 1999 and 1998, the Company earned approximately $2,000 and $98,000, respectively, in accordance with these agreements.

NOTE 4 - INVENTORIES

    At December 31, inventories consisted of the following:

                                                                              1999         1998
                                                                           ----------   ----------
     Raw materials......................................................   $   36,682   $   68,560
     Finished goods.....................................................        4,477      118,223
                                                                           ----------   ----------
                                                                           $   41,159   $  186,783
                                                                           ==========   ==========

     At December 31, 1999 and 1998, the Company provided a valuation allowance of approximately $2,420 and $50,000, respectively, to reduce inventory to its estimated market value.

NOTE 5 - NOTES RECEIVABLE

     At December 31, notes receivable consisted of the following:

                                                                              1999         1998
                                                                           ----------   ----------

     Notes receivable from the sale of certain assets of EET, net (a)...   $  761,900   $  786,639
     Notes receivable from sale of certain assets of RII, net (b).......      250,860      270,680
                                                                           ----------   ----------
                                                                            1,012,760    1,057,319
     Less allowance.....................................................      872,760      190,680
                                                                           ----------   ----------
                                                                              140,000      866,639
     Less current portion...............................................       20,000      105,000
                                                                           ----------   ----------
                                                                           $  120,000   $  761,639
                                                                           ==========   ==========

    (a) In March 1998, the Company sold certain assets to an unrelated company. As a part of the consideration for this transaction the Company received two notes with original principal balances totaling $800,271, which are secured by the technology sold. The first promissory note has an original principal balance of $363,436, bears interest at 6% per annum, and is payable in twelve quarterly payments beginning September 30, 1998. The second promissory note has an original principal balance of $436,835, bears interest at 9-1/2% per annum, and is payable in twelve annual payments beginning September 30, 2001.
In addition to the regularly scheduled quarterly payments, the purchaser is required to make payments equal to 10% of amounts it has invoiced in any quarter in excess of $100,000. In September 1999, the borrower paid interest when due but failed to make the required principal payment and also failed to make the required December 1999 principal payment. The borrower and the Company are presently negotiating a restructuring of the notes. The borrower has agreed to increase the interest rate on the first note to 9% beginning October 1, 1999 and has paid interest at that rate through December 31, 1999. In addition, the borrower has verbally offered $80,000 to settle the outstanding balance due on the first note. Because of the uncertainty of collection, the Company provided an allowance of $681,900 as of December 31, 1999, of which $380,950 was provided as of September 30, 1999.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

    (c) In September 1998, the Company discounted a five-year note receivable with a then outstanding principal balance of $525,000 for a cash payment of $420,000 in full settlement of all obligations between the parties. The discount of $105,000 has been included in interest expense for the year ended December 31, 1998.


NOTE 6 - PROPERTY AND EQUIPMENT

    At December 31, major classes of property and equipment consisted of:

                                                                                                               1999         1998
                                                                                                           ----------   ----------

    Machinery and equipment.............................................................................   $1,086,429   $  885,585
    Furniture and fixtures..............................................................................      122,398      123,444
                                                                                                           ----------   ----------
                                                                                                            1,208,827    1,009,029
    Less accumulated depreciation.......................................................................      184,423      167,031
                                                                                                           ----------   ----------
                                                                                                           $1,024,404   $  841,998
                                                                                                           ==========   ==========

    At December 31, 1999, the Company's machinery and equipment were waiting to be placed in service.


NOTE 7 - LONG-TERM DEBT

    At December 31, long-term debt was as follows:
                                                                                                              1999         1998
                                                                                                           ----------   ----------

    8% Note Payable due August 1999.....................................................................   $        -   $  500,000
    Less current maturities.............................................................................            -     (500,000)
                                                                                                           ----------   ----------
                                                                                                           $        -   $        -
                                                                                                           ==========   ==========

    In August 1994, the Company borrowed $500,000, which bore interest at 8% per annum, from an individual lender. The loan matured in August 1999. In November 1999, the Company and the Lender entered into an agreement to convert the loan and accrued interest into 182,875 shares of the Company's common stock.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE

    In 1999, the Company borrowed $567,500 from investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing one year from date of issuance. The notes payable mature as follows (1) $167,500 on September 9, 2000; (2) $150,000 on October 1, 2000 and
(3) $250,000 on December 31, 2000. Two of the notes payable totaling $317,500 are convertible at the lender's or borrower's option into shares of the Company's common stock at $1.85. The other note payable for $250,000 is convertible at the lender's option at the lesser of: $1.85 or the market value on the date of notice of conversion, or the average market value for the twenty trading days preceding notice of conversion, but not less than $.40. Additionally, it can be converted, at the lenders option, into any preferred issued by the Company that is convertible into common shares of the Company. The lender of the $250,000 is an individual that has a representative on the Board of Directors of the Company (see Note 9).

    See Note 10 for discussion regarding the recording of deemed interest due to the beneficial conversion rate of the notes payable issued during 1999.


NOTE 9 - RELATED PARTY TRANSACTIONS

    In December, 1999 the Company borrowed $250,000 from an investor group that has one representative on the Company's Board of Directors. The Company issued a note with a maturity of one year at 10% interest. The note is convertible at the lenders option at the lesser of: $1.85 or the market value on the date of conversion, or the average market value for the twenty trading days preceding notice of conversion, but not less than $.40. Additionally, it can be converted, at the lenders option, into any preferred stock issued by the Company that is convertible into common shares of the Company.

    In November 1998, certain officers and directors of the Company purchased 700 shares of the Series G, Subseries II, convertible preferred stock for cash proceeds of $70,000 on the same terms as other third party investors.

     In November 1998, the Company entered into an agreement with the lessor of the manufacturing and office facility that had been formerly used for IPF's operations. As a result of this agreement, all obligations under the lease terminated for a cash payment of approximately $30,000. For the year ended December 31, 1998, rent expense under this agreement, net of sublease rental income, was approximately $23,400. The lessor of these facilities had been an officer and director of the Company prior to 1998.

    Effective December 23, 1998, the Company entered into an agreement with the President and Chief Executive Officer of the Company, in full settlement of his employment contract. The agreement provides for the resignation of this individual's officer positions as of January 22, 1999, with the continuation of his employment as a full-time consultant through March 31, 1999. From April 1 through December 31, 1999, the individual will be available on an "as needed" basis and his salary and benefits will continue through such date. As part of the agreement, the exercise price of 55,555 common stock options was reduced from $9.00 to $4.50. Of these options, 44,444 were currently vested and 11,111 vested on December 31, 1999. As of December 31, 1998, the Company had recognized an accrual of $150,000 for compensation costs for the period April 1, 1999 through December 31, 1999. In addition, the Company recognized compensation expense associated with the changes made to the terms of the options of $100,000.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - STOCKHOLDERS' EQUITY

    In June 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation reducing the number of authorized shares of the Company's common stock from 100,000,000 to 50,000,000.

Reverse Stock Split

    In May 1998, the stockholders of the Company approved a 9 for 1 reverse stock split. Accordingly, all outstanding common stock and all per share data have been retroactively adjusted to reflect the reverse stock split. In addition, all outstanding common stock options and warrants and their exercise prices, along with the preferred stock conversion prices, have been adjusted accordingly to reflect the reverse stock split .

Series F and G Cumulative Convertible Preferred Stock

    In April and May 1996, the Company issued 92,500 shares of Series F convertible preferred stock ("Series F") and stock purchase warrants to purchase 1,027,778 shares of the Company's common stock ("Series F Warrants"). Cash proceeds of $6,550,000 were received for issuance of 65,500 Series F shares and 727,778 Series F Warrants. The remaining 27,000 Series F shares and 300,000 Series F Warrants were issued in exchange for the surrender of 13.5% convertible subordinated debentures with a principal balance of $2,700,000 that were issued in 1995, and their associated warrants. The Series F Warrants were issued with an original exercise price of $9.00 per share, subject to certain adjustments, and expire on April 8, 2004. As of December 31, 1999, the adjusted warrant exercise price was $4.00 per share.

    In March 1997, the Company issued 16,400 shares of Series G, Subseries I, convertible preferred stock ("Series G Subseries I") for cash proceeds of $1,640,000. In May through November 1998, the Company issued 20,000 shares of Series G, Subseries II, convertible preferred stock ("Series G Subseries II") for cash proceeds of $1,975,000 and services rendered of $25,000. In 1999, the Company issued 9,000 shares of Series G, Subseries III, convertible preferred stock ("Series G Subseries III") for cash proceeds of $879,000 and payments to financial advisors of $21,000.

    Dividends accrue on the Series F and G shares at a per annum rate of $13.50 per share and are payable semi-annually. Until April 5, 1999, the Company could elect to defer the payment of dividends, in which case, each holder could elect to either: (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or; (ii) receive payment of the dividend in the form of additional Series F or G shares. After April 5, 1999, the dividends, if declared, must be paid in cash. The dividends are payable only when declared by the Board of Directors out of funds legally available. No dividends have been declared since April 5, 1999. At December 31, 1999 dividends in arrears on preferred stock were $1,474,271 and during 1999 $96,782 of dividends in arrears had been paid in common stock of the Company on conversion of the underlying preferred stock. During 1999, the Company paid dividends (i) on the Series F shares totaling $ 393,622 of which $ 384,843 was paid by issuance of 3,849 shares of Series F preferred stock, and $8,778 was deferred as a dividend payable, and (ii) on the Series G shares totaling $ 138,521, of which $137,023 was paid by issuance of 1,370 shares of Series G preferred stock, and $1,498 was deferred as a dividend
payable.   During 1998, the Company paid dividends (i) on the Series F shares totaling $1,383,581, of which $1,275,962 was paid by issuance of 12,760 shares of Series F preferred stock, and $107,619 was deferred as a dividend payable, and (ii) on the Series G shares totaling $340,123, of which $334,447 was paid by issuance of 3,344 shares of Series G preferred stock, and $5,676 was deferred as a dividend payable.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The holders of the Series F and G shares have certain liquidation preferences. The Series F, Series G Subseries I, Series G Subseries II and Series G Subseries III shares may be converted into the Company's common stock at the option of the holder using a conversion rate, subject to certain adjustments, of $4.00, $2.42, $.87 and $1.50 per share, respectively. In 1999, holders of 10,560 Series F shares with a face amount of $1,055,969 converted their holdings in 248,647 shares of the Company's common stock and holders of 2,542 Series G shares with a face amount $254,235 converted their holdings into 196,558 shares of the Company's common stock. In November 1998, holders of 4,000 Series F shares with a face value of $400,000 converted their holdings into 78,644 shares of Company common stock. In November 1997, the holder of 13,754 Series F shares with a face value of $1,375,407, and 2,500 Series G shares with a face value of $250,000 converted its holdings into 179,174 and 62,413 shares of Company common stock, respectively. In conjunction with this transaction, deferred dividends of $191,927 were classified as a current liability. In 1999 the holder converted the deferred dividends into common stock. On or after April 8, 2001, the Series F and G shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price, as defined. Subject to certain conversion rights, the Company may redeem the Series F and G shares at a face value on or after April 8, 2004.

    Each Series F and G share entitles the holder to voting privileges equal to the number of shares of common stock into which such share may be converted from time to time. In addition, the F and G holders have the right to nominate four positions to a nine-member board of directors.

    The preferred stock purchase agreements and the certificates of designation for the Series F and G shares contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. For breach of these covenants the remedy allows the Series F and G holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the applicable conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. The stock purchase agreement also contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants the remedies allow the Series F and G holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F and G holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three year promissory note.

Preferred Stock and Debt Convertible at a Discount to Market

    The Company has issued preferred stock and debt which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance. As a result the Company has recorded, at the time of issuance, "deemed dividends" and "deemed interest" equal to the amount of the discount. The deemed dividends and interest are computed by taking the difference between the conversion rate, as defined, and the per share market value of the Company's common stock on the date of the issuance. The Company recognized deemed dividends totaling $131,245 and $298,182 during the years ended December 31, 1999 and 1998, respectively and $246,484 of deemed interest in 1999.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 1999, the Company had common stock reserved for future issuance as follows:

                                                                       Shares
                                                                     ---------

     Conversion of preferred stock................................   6,243,369
     Stock warrants outstanding...................................   1,038,889
     Stock options outstanding....................................     469,999
     Conversion of convertible debt...............................     306,756
                                                                     ---------
                                                                     8,059,013
                                                                     =========


NOTE 11 - STOCK OPTIONS AND WARRANTS

     In May 1999 shareholders approved the adoption of the 1999 Stock Incentive Plan. This plan authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued and outstanding and reserved common shares of which a maximum of 1,000,000 may be incentive stock
options.   The Company granted 153,610 options during 1999 under the 1999 Plan, of which 143,610 remained outstanding at December 31, 1999. Also outstanding at December 31, 1999 were 326,389 options previously granted by the Board of Directors and 1,038,889 warrants issued in connection with financing transactions.

    The Company accounts for stock options issued to employees and independent directors in accordance with APB opinion 25, "Accounting for Stock Issued to Employees".

    SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 as follows:

                                                             1999       1998
                                                           --------   --------

    Dividend yield........................................        0%         0%
    Expected volatility...................................       73%      95.0%
    Risk free interest....................................        5%      5.92%
    Expected lives........................................   4 years    4 years

    During 1999 and 1998, certain options previously granted had a modification of their exercise price which constitutes a new issuance of options in accordance with SFAS 123. Accordingly, these options were revalued at the date of the modifications in accordance with SFAS 123. The modified exercise price equaled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

    Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                           1999           1998
                                                    -----------    -----------

    Net loss applicable to common stockholders
      As reported (Note 1).......................   $(5,284,040)   $(4,754,747)
                                                    ===========    ===========
      Pro forma..................................   $(5,321,825)   $(4,767,497)
                                                    ===========    ===========
    Loss per share
      As reported................................   $     (1.44)   $     (1.36)
                                                    ===========    ===========
      Pro forma..................................   $     (1.45)   $     (1.36)
                                                    ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous options grants. The above numbers do not include the effect of options granted prior to 1995 vested in 1999 and 1998.

    A summary of the status of the Company's stock options to employees and directors as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                           1999                    1998
                                                 ---------------------   ---------------------
                                                            Weighted-               Weighted-
                                                              Average                 Average
                                                             Exercise                Exercise
                                                  Shares        Price     Shares        Price
                                                 --------   ----------   --------   ----------

    Outstanding at beginning of year.........     330,556      $ 8.38    330,556       $ 9.13
    Granted..................................     153,610        3.11     55,555         4.50
    Exercised................................           -           -          -            -
    Forfeited................................     (14,167)      (4.76)   (55,555)       (9.00)
                                                 --------      ------    -------       ------
    Outstanding at end of year...............     469,999      $ 6.23    330,556       $ 8.38
                                                 ========      ======    =======       ======
    Options exercisable at year-end..........     344,996      $ 7.37    298,611       $ 8.48
                                                 ========      ======    =======       ======
    Weighted-average fair value of options
      granted during the year.................                 $ 1.44                  $ 1.80
                                                               =======                 =======

    The following table summarizes information about fixed stock options outstanding to current or former employees and directors at December 31, 1999:

                                                    Weighted
                                                     Average
                                                   Remaining   Weighted                  Weighted
                                       Number    Contractual    Average        Number     Average
                       Exercise   Outstanding           Life   Exercise   Exercisable    Exercise
                          Price   at 12/31/99        (Years)      Price   at 12/31/99       Price
                       --------   -----------   ------------   --------   -----------   ----------
                        $  3.00       132,500          9.29     $  3.00        14,164     $ 3.00
                        $  4.50       122,221          6.74     $  4.50       115,554     $ 4.50
                        $  6.75        33,333          3.00     $  6.75        33,333     $ 6.75
                        $  9.00       136,112          6.50     $  9.00       136,112     $ 9.00
                        $ 11.25        44,444          1.25     $ 11.25        44,444     $11.25
                        $ 22.50         1,389          5.00     $ 22.50         1,389     $22.50
                  -------------       -------          ----     -------       -------     ------
                  $3.00 - 22.50       469,999          6.60     $  6.23       344,996     $ 7.37
                  =============       =======          ====     =======       =======     ======

    In connection with the stock warrants issued primarily in connection with financing transactions, the Company had 1,038,889 stock warrants outstanding at December 31, 1999, of which all are currently exercisable. These warrants have exercise price of $4.00 or as adjusted, which equaled or exceeded the market price per share at the date of grant, and expire in 2004.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

    The components of deferred income tax assets at December 31, were as follows:

         DECEMBER 31,                                  1999           1998
         ------------                               -----------    -----------
         Deferred tax assets
           Net operating loss carryforward.......   $ 9,158,000    $ 8,326,000
           Impairment of long-lived assets.......       335,000        280,000
           Bad debt provisions...................       296,000         65,000
           Other.................................        97,000        123,000
                                                    -----------    -----------
         Gross deferred tax assets...............     9,886,000      8,794,000
         Valuation allowance.....................    (9,886,000)    (8,794,000)
                                                    -----------    -----------
         Net deferred tax assets.................   $         -    $         -
                                                    ===========    ===========

    At December 31, 1999 and 1998, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

    At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $26,774,000 which, if not utilized, will expire as follows:

          YEAR ENDED
          DECEMBER 31,                                                AMOUNT
          ------------                                             -----------
              2000..............................................   $    32,000
              2001..............................................       102,000
              2002..............................................       391,000
              2003..............................................       376,000
              2004..............................................       457,000
              2005..............................................       169,000
              2006..............................................       559,000
              2007..............................................       462,000
              2008..............................................     1,669,000
              2009..............................................     3,125,000
              2010..............................................     3,798,000
              2011..............................................     4,469,000
              2012..............................................     6,294,000
              2018..............................................     2,422,000
              2019..............................................     2,449,000
                                                                   -----------
                                                                   $26,774,000
                                                                   ===========

    The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

    The Company rents equipment and facilities under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 1999 and 1998 total approximately $194,000 and $400,000, respectively. Rent expense for the year ended December 31, 1998 included an accrual of $200,000 for the termination of the current corporate office lease agreement as described below.

    During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek Crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is currently $14,819. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001.

    The Company relocated its corporate headquarters into the offices at the manufacturing facility in August 1999. During 1998, the Company subleased a portion of its former corporate office space. However, as of December 31, 1999, the Company had been unable to sublease the remaining office space which provides for monthly lease payments of approximately $8,000 through September 2000. An accrual of $119,978 for the termination of the existing lease and related expenses is included in accrued liabilities.

    Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

               Year Ending December 31,              AMOUNT
               ------------------------             --------

               2000..............................   $258,840
               2001..............................    182,840
               2002..............................    182,840
               2003..............................    182,840
               2004..............................     49,460
                                                    --------
                                                    $856,820
                                                    ========

    At December 31, 1999, the Company had outstanding purchase commitments for manufacturing equipment of approximately $237,000.

    In December 1997, in association with the acquisition of TieTek, Inc., the Company entered into a fifteen-year royalty agreement (TieTek Royalty Agreement) providing for royalty payments calculated on gross profits of TieTek payable to the former owners of TieTek. One of the former owners is a director and officer of the Company and another is a former director of the Company.

    The TieTek Royalty Agreement provides for the payment of an alternate minimum royalty beginning March 1999 in the event the Company does not expeditiously proceed with the construction of a plant as defined in the royalty agreement. The alternate minimum royalty obligation is $162,500 per calendar quarter until the Company begins commercial sales of product. Management believes that it has complied with the terms of the agreement and no minimum royalty is due. The Company has therefore neither paid nor accrued any alternative minimum royalty.

    In October 1999, the Company was informed by certain royalty holders that they disagree with the Company's interpretation of the royalty agreement and believe that an alternate minimum royalty is due and have requested that it be paid. The Company is in discussions with representatives of the royalty holders and is attempting to reach an amicable resolution of the issue.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance. There is currently one such action involving the performance of certain products sold by IPF. This claim is currently being handled by the Company's insurance company, and management believes its outcome will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 31, 1999 and 1998, the Company paid interest totaling approximately $53,000 and $50,000.

     During the year ended December 31, 1999, the Company had the following non-cash transactions:

     (a) The holders of Series F shares totaling 10,560 shares, with face value of $1,055,969, converted their holdings into 248,647 shares of the Company's common stock.

     (b) The holders of Series G shares totaling 2,542 shares, with face value of $254,235, converted their holdings into 196,558 shares of the Company's common stock.

     (c) The Company issued 3,849 Series F shares in payment of dividends totaling $384,843.

     (d) The Company issued 1,370 Series G shares in payment of dividends $137,023.

     (e) The Company recognized deemed dividends of $131,245 on its Series G Subseries III preferred stock.

     (f) The Company accrued dividends totaling $10,276 on its Series F and Series G shares.

     (g) The Company issued 182,875 shares of the Company's common stock for conversion of a note payable and accrued interest totaling $505,971.

     (h) Dividends in arrears totaling $96,782 were converted to 35,552 shares of the Company's common stock.

     (i) Deferred dividends and accrued interest for Series F and G totaling $244,876 were converted to 38,141 shares of the Company's common stock.

     (j) The Company recognized deemed interest of $246,484 on its convertible notes payable.

     (k) The Company issued 210 shares of Series G, Subseries III, preferred stock for $21,000 of professional fees.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 1998, the Company had the following non-cash transactions:

     (a) The holders of Series F shares totaling 4,000 shares, with face value of $400,000, converted their holdings into 78,644 shares of the Company's common stock.

     (b) The Company issued 12,760 Series F shares in payment of dividends totaling $1,275,962.

     (c) The Company issued 3,344 Series G shares in payment of dividends totaling $334,447.

     (d) The Company recognized deemed dividends of $298,182 on its Series G Subseries II preferred stock.

     (e) The Company accrued dividends totaling $113,295 on its Series F and Series G shares.

     (f) The Company received notes receivable totaling $800,271 as a portion of the consideration for the sale of EET's TechXTract technology. In association with the sale the Company accrued a liability of $60,000 for a lawsuit settlement.

     (g) The Company issued 250 Series G, Subseries II, preferred stock for $25,000 of professional services rendered.

     (h)  The Company disposed of other assets with a net book value of $39,681.



NOTE 15 - MAJOR CUSTOMERS

    For the year ended December 31, 1999, the Company had sales to three customers that represented 41%, 29% and 18% of total revenues, respectively.
For the year ended December 31, 1998, the Company had sales to one customer that represented 80% of total revenues.


NOTE 16 - IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

    Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During the fourth quarter of 1999, the Company determined based on an analysis of expected future minimum royalty payments that an impairment of the Company's Riserclad technology and associated non-compete agreements had occurred. Accordingly, a valuation adjustment of $163,210 has been recognized in the accompanying statement of loss for the year ended December 31, 1999 to write-down the Riserclad technology and non-compete agreements carrying values to approximately $99,000.


NOTE 17 - FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of 1999, the Company recorded (1) an allowance of $380,950 on a note receivable (see Note 5a) and (2) an impairment loss of $163,210 for the write-down of certain technology and associated non-compete agreements (see Note 16).