Form 10QSB
period 2000-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2000-05-11
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ____
                                                               ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ________ No ________

Applicable only to corporate issuers

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 4,992,805 common shares outstanding as of April 30, 2000

Transitional Small Business Disclosure Format

(Check One):Yes ______  No  X
                           ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     Index

                                                                      Page No.
                                                                      --------
Part I.  Financial Information:

         Item 1.   Financial Statements:

         Balance Sheets
            March 31, 2000 (unaudited) and December 31, 1999                    3

         Consolidated Statements of Loss
            Three months ended March 31, 2000 and 1999 (unaudited)              4

         Consolidated Statements of Stockholders' Equity
            Three months ended March 31, 2000 and 1999 (unaudited)              5

         Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999 (unaudited)              6

         Notes to Consolidated Financial Statements                             7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               10


Part II. Other Information

         Item 1.   Legal Proceedings                                           14

         Item 2.   Changes in Securities                                       14

         Item 3.   Defaults upon Senior Securities                             14

         Item 4.   Submission of Matters to a Vote of Security Holders         14

         Item 5.   Other Information                                           14

         Item 6.   Exhibits and Reports on Form 8-K                            14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                           March 31,          Dec. 31,
                                                                             2000               1999
                                                                           unaudited          audited
                                                                           ---------          -------
                                     Assets
                                     ------
Current Assets:
  Cash and cash equivalents............................................    $    664,442     $    284,498
  Accounts receivable..................................................           6,423              132
  Inventories..........................................................          31,897           41,159
  Current portion of notes receivable..................................          20,000           20,000
  Prepaid expenses and other...........................................          48,627           49,732
                                                                           ------------     ------------
     Total Current Assets..............................................         771,389          395,521

Notes receivable.......................................................         120,000          120,000

Property and equipment, less accumulated depreciation
  of $187,250 and $184,423.............................................       1,036,577        1,024,404

Patents and purchased technologies, less accumulated
  amortization of $389,432 and $367,187 ...............................       1,368,321        1,390,567

Goodwill, less accumulated amortization of
  $1,080,021 and $1,053,073............................................       1,699,996        1,726,945

Other..................................................................         102,559           73,056
                                                                           ------------     ------------
                                                                           $  5,098,842     $  4,730,493
                                                                           ============     ============
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
  Notes payable........................................................    $    732,500     $    567,500
  Accounts payable.....................................................          49,785          155,938
  Accrued expenses.....................................................         248,305          253,060
                                                                           ------------     ------------

     Total current liabilities.........................................       1,030,590          976,498

Deferred dividends payable on preferred stock,
     including accrued interest........................................          96,697          164,851
                                                                           ------------     ------------
     Total Liabilities.................................................       1,127,287        1,141,349
                                                                           ------------     ------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000 shares
     authorized; 136,007 and 148,585 shares issued.....................      13,600,712       14,858,477
  Common stock, $.001 par value, 50,000,000 shares
     authorized; 4,992,805 and 4,260,275 shares issued.................           4,993            4,261
  Additional paid-in capital...........................................      31,851,466       29,471,037
  Accumulated deficit..................................................     (41,485,616)     (40,744,631)
                                                                           ------------     ------------

     Total Stockholders' Equity........................................       3,971,555        3,589,144
                                                                           ------------     ------------

                                                                           $  5,098,842     $  4,730,493
                                                                           ============     ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   UNAUDITED

                                                                         Three Months  Ended
                                                                      --------------------------
                                                                       March 31         March 31
                                                                         2000             1999
                                                                       --------         --------
Revenues..........................................................    $    2,542       $  127,901
Cost of revenues .................................................         2,835          216,371
                                                                      ----------       ----------
  Gross loss .....................................................          (293)         (88,470)
Selling, general and administrative expenses .....................       417,942          483,319
                                                                      ----------       ----------

  Operating loss..................................................      (418,235)        (571,789)
                                                                      ----------       ----------
Other Income (Expense):
 Interest income .................................................        11,019           11,436
 Interest expense ................................................       (51,902)         (20,645)
 Other............................................................         1,175                -
                                                                      ----------       ----------

  Total Other Expense - net.......................................       (39,708)          (9,209)
                                                                      ----------       ----------

Net Loss .........................................................    $ (457,943)      $ (580,998)
                                                                      ==========       ==========

Computation of net loss per share:
Net loss before dividends on preferred stock .....................    $ (457,943)      $ (580,998)
Dividends on preferred stock .....................................      (283,042)         (60,057)
                                                                      ----------       ----------
Net loss applicable to common stockholders .......................    $ (740,985)      $ (641,055)
                                                                      ==========       ==========
Weighted average number of common
 shares outstanding ..............................................     4,573,188        3,552,620
                                                                      ==========       ==========
Net loss per share - basic and assuming dilution .................        ($ .16)           ($.18)
                                                                      ==========       ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   UNAUDITED

                                    Preferred                  Common Stock           Additional
                             ---------------------      -------------------------       Paid-In
                              Shares        Amount       Shares           Amount        Capital       Deficit        Total
                             -------        ------      -------           -------      --------     -----------   -----------

Balance December 31, 1999    148,585   $14,858,477     4,260,275         $ 4,261     $29,471,037   $(40,744,631)   $3,589,144

Issuance of Series H
 preferred  stock              7,752       775,210             -               -               -              -       775,210

Issuance of common stock
 upon conversion
 of Series F and G
  preferred stock            (20,330)   (2,032,975)      636,564             637       2,032,338              -             -

Issuance of common stock
 upon conversion
 of dividends in arrears
  and accrued interest             -             -        77,537              77         250,390       (242,124)        8,343

Issuance of common stock
 upon conversion
 of deferred dividends and
  accrued interest                 -             -        18,429              18          72,691              -        72,709

Costs associated with
 equity transactions               -             -             -               -         (36,420)             -       (36,420)

Deemed dividends on
 preferred stock                   -             -             -               -          40,918        (40,918)            -

Deemed interest on
 convertible note                  -             -             -               -          20,512              -        20,512

Net loss for the period            -             -             -               -               -       (457,943)     (457,943)
                             -------   -----------     ---------         -------     -----------   ------------    ----------

Balance March 31, 2000       136,007   $13,600,712     4,992,805         $ 4,993     $31,851,466   $(41,485,616)   $3,971,555
                             =======   ===========     =========         =======     ===========   ============    ==========

Balance December 31, 1998    147,468   $14,746,815     3,558,502         $ 3,559     $26,979,759   $(36,934,862)   $4,795,271

Issuance of Series G
 Subseries III
    preferred stock            4,190       419,000             -               -               -              -       419,000

Issuance of common stock
 upon conversion of Series
    F preferred stock         (2,252)     (225,183)       46,046              46         225,137              -             -

Costs associated with
 equity transactions               -             -             -               -         (13,911)             -       (13,911)

Deemed dividends on
 preferred stock                   -             -             -               -          60,057        (60,057)

Net loss for the period            -             -             -               -               -       (580,998)     (580,998)
                             -------   -----------     ---------         -------     -----------   ------------    ----------

Balance March 31, 1999       149,406   $14,940,632     3,604,548         $ 3,605     $27,251,042   $(37,575,917)   $4,619,362
                             =======   ===========     =========         =======     ===========   ============    ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   UNAUDITED

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                    March 31     March 31
                                                                                                      2000         1999
                                                                                                    --------     ---------
Net cash used in operating activities............................................................   $(508,846)   $(512,704)
                                                                                                    ---------    ---------

Cash flows from investing activities:
 Purchase of property and equipment..............................................................     (15,000)     (19,563)
 Payment of patent costs.........................................................................           -      (38,970)
 Decrease in notes receivable....................................................................           -        9,825
                                                                                                    ---------    ---------

Net cash used in investing activities............................................................     (15,000)     (48,708)
                                                                                                    ---------    ---------

Cash flows from financing activities:
 Issuance of preferred stock.....................................................................     757,000      419,000
 Proceeds from convertible note payable..........................................................     165,000            -
 Payment of costs and fees of equity issuances...................................................     (18,210)     (11,961)
                                                                                                    ---------    ---------

  Net cash provided by financing activities......................................................     903,790      407,039
                                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents.............................................     379,944     (154,373)
Cash and cash equivalents, beginning of period...................................................     284,498      719,212
                                                                                                    ---------    ---------

Cash and cash equivalents, end of period.........................................................   $ 664,442    $ 564,839
                                                                                                    =========    =========


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements

(1) Basis of Presentation

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 1999 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 8,200,000 shares of common stock.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


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

In March 2000 the Company issued 7,752 shares of its Series H Convertible Preferred Stock (Series H) for cash proceeds of $757,000. The Series H earns a dividend of 10% per annum, is convertible into the Company's common stock at $1.85 per share and has certain liquidation preferences.

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

In connection with the sale of the Series H shares in March 2000, the Company recognized deemed dividends of $40,918 and in connection with the sale of the Subseries III Shares in March 1999, the Company recognized deemed dividends of $60,057.

In the first quarter 2000, holders of the Company's Series F and G Cumulative Convertible Preferred Stock converted 20,330 Series F and G shares into 636,564 shares of the Company's common stock. Through March 31, 1999, certain holders of the Company's Series F Cumulative Convertible Preferred Stock converted 2,252 Series F Shares into 46,046 shares of the Company's Common Stock. In May 1999, an additional 518.8173 Series F Shares were converted into 11,493 shares of the Company's Common Stock.

At March 31, 2000, the conversion rates of the Company's Series F, Series G-I, II and III and Series H convertible preferred stock were $3.78, $2.36, $0.87, $1.50 and $1.85, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


3) TieTek Royalty

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 for a list of certain important factors that may cause actual results to differ materially from those described below.

The Company is currently focused on the commercialization of the TieTek Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (TieTek). The Company sold or licensed its other technologies after the decision to focus its resources on the TieTek Crosstie.

RESULTS OF OPERATIONS

Revenues

During the fourth quarter of 1998, the Company commenced production of its crossties pursuant to a manufacturing agreement with a private company located in Delaware. The Company believes that these production runs demonstrated the ability of the TieTek crosstie to satisfy the customers' requirements. As of December 31, 1998, the Company had produced approximately 5,000 crossties utilizing the Company's small-scale molding and cooling equipment and the private company's facility and personnel. In March 1999, the Company manufactured approximately 1,000 crossties pursuant to this same manufacturing agreement. No crossties have been manufactured since the first quarter of 1999.

Shipments of crossties from these production runs generated $127,901 in revenue for the three months ended March 31, 1999. The Company had an inventory of approximately 1,300 crossties as of March 31, 1999 and less than 100 at March 31, 2000.

The Company had revenues of $2,542 in the first quarter of 2000 from the sale of crossties in inventory.

Gross Profit

The production of TieTek Crossties in Delaware under the manufacturing agreement resulted in a negative gross margin, reflecting expected start-up costs, the small scale and labor intensive nature of this initial manufacturing run, the tolling fee paid to the manufacturer, and the purchase of low

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

volumes of raw materials in the spot market. The production runs provided critical design and operating information for the full scale, automated new plant. Gross margin improvement will depend upon continuous operation, production efficiencies, economies of scale and strategic raw material purchasing. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and has hired an experienced purchasing manager. These actions are expected to result in acceptable margins once commercial production volumes are achieved.

Selling, General & Administrative Expenses (SGA)


SGA expenses decreased 14% to $417,942 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This reduction consists primarily of decreases in salary and other payroll related costs, insurance and depreciation and amortization associated with the Company's product lines that have been sold or disposed. The Company anticipates that SGA will remain at the current levels until production of the TieTek Crossties requires additional increases. The Company anticipates an increase in staff to support TieTek's manufacturing plant in mid 2000. The Company currently has four employees.

Other Income and (Expense)

Total other expense increased to $39,708 in the first quarter of 2000 due to an increase in interest expense from additional short term borrowings and the recognition of deemed interest of $20,512 on the issuance of debt in January 2000 which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, the Company continued to incur a cash flow deficit averaging $100,000 to $200,000 per month. This deficit reflects primarily the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of March 31, 2000, the Company had a deficit working capital balance of $259,201 including a cash balance of $664,442.

The Company has made significant progress towards the full commercial production of the TieTek Crosstie, including the production of approximately 5,000 crossties during the fourth quarter of 1998 and approximately 1,000 crossties during the first quarter of 1999. No crossties have been produced since the first quarter of 1999. The Company anticipates building production capacity in mid 2000 to meet anticipated demand. This will require significant expenditures, including the cost of hiring

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

and training a workforce to operate the plant. The start-up period can be expected to result in accelerated short-term operating losses compared with the low level of activity during the past year.

Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible debt, and the proceeds from the sale or license of its technologies. Over the past three years, the Company's principal source of capital has been through the issuance of Cumulative Convertible Preferred Stock as follows:

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

The Series G - Subseries I, II and III Shares, (collectively the G Shares) are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of March 31, 2000, of $2.36, $0.87, and $1.50 per share, respectively. In accordance with the certificates of designation for the G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the G Shares, the Company cannot defer dividends after April 5, 1999.

In March 2000, the Company issued 7,752 shares of its Series H Cumulative Convertible Preferred Stock raising $757,000. The Series H Preferred ranks pari parsu with the Series F and G Preferred, earns dividends at 10% per year and is convertible at the option of the holder and redeemable by the Company at $1.85 per share subject to certain adjustments.

Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on its Preferred Stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future. As of March 31, 2000, $1.3 million of dividends and interest were in arrears on all series of the Company's preferred stock.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is presently in negotiations to raise $500,000 through a private placement of 500,000 shares of its common stock. This transaction is expected to close in the second quarter 2000.

In the first quarter of 1999, the Company raised $419,000 through the sale of its Series G - Subseries III Shares. Additional financing will be necessary in order to meet working capital requirements and to commence manufacturing operations. The Company anticipates that its first automated manufacturing line, with a capacity of approximately 10,000 crossties per month, will require additional capital expenditures of approximately $2,000,000 and additional working capital of approximately $1,800,000. Through April 30, 2000, the Company had made payments totaling over $1,000,000 for manufacturing equipment. The Company has obtained shareholder approval to raise up to $5,000,000 in additional funds, and has signed an engagement letter with an investment banking firm to provide financial advisory and investment banking services in conjunction with the completion of a second manufacturing line and raw material handling capability in Houston. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Expansion of the plant's capacity as warranted by market demand will require additional capital expenditures. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 1999 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. If the Company is unsuccessful in obtaining financing for its initial facility, the Company may attempt to contract for the continued manufacture of its crossties from third parties.

Impact of Year 2000 Problem

Like other entities, the Company could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" or "Y2K" issue. Additionally, this issue could impact non-computer devices such as production equipment, elevators, etc. While the Company's project to assess and correct Y2K related issues has been completed, and the Company has not experienced any Y2K related events, interactions with other companies' systems make it difficult to conclude that there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's future operations. Through the date of the report, the Company has had no material impact from the Y2K issue.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          Part II:  Other Information

Item 1: Legal Proceedings

The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1999. During the three months ended March 31, 2000 there were no significant developments related to these proceedings.

Item 2: Changes in Securities:

In January 2000 the Company borrowed $165,000 from a private entity and issued a note payable due January 18, 2001 which is convertible into shares of the Company's common stock. The convertible note was issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded "deemed interest" in the amount of $20,512.

In March 2000, the Company issued 7,752 shares of its Convertible Preferred Stock, Series H (the "Series H Shares") for cash proceeds of $757,000. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with these issuances, although payments of $36,420 were made to a financial advisor for services provided in connection with these transactions.

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


                         North American Technologies Group, Inc.


Date:  May 11, 2000      /s/ Henry W. Sullivan
                         --------------------------------------------------
                         Henry W. Sullivan
                         President and Chief Executive Officer



Date:  May 11, 2000      /s/  Russell L. Allen
                         --------------------------------------------------
                         Russell L. Allen
                         Treasurer and Chief Financial Officer