Form 10QSB
period 2000-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2000-08-14
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 5,992,805 common shares outstanding as of July 17, 2000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):Yes              No     X
                ---------       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                                               Page No.
                                                                                               --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.    FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
               June 30, 2000 (unaudited) and December 31, 1999                                    3

             Consolidated Statements of Loss
               Three and six months ended June 30, 2000 and 1999 (unaudited)                      4

             Consolidated Statements of Stockholders' Equity
               Six months ended June 30, 2000 and 1999 (unaudited)                                5

             Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999 (unaudited)                                6

             Notes to Consolidated Financial Statements                                           7

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              10

PART II.   OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS                                                          14

           ITEM 2.    CHANGES IN SECURITIES                                                      14

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                            14

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        15

           ITEM 5.    OTHER INFORMATION                                                          15

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                           15

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                                                  JUNE 30,          DEC. 31,
                                                                                                   2000              1999
                                                                                                 UNAUDITED          AUDITED
                                                                                                 ---------          -------
                                                 ASSETS
                                                 ------
Current Assets:
    Cash and cash equivalents...............................................................  $    574,693        $    284,498
    Accounts receivable.....................................................................         3,263                 132
    Inventories.............................................................................        80,784              41,159
    Current portion of notes receivable.....................................................        20,000              20,000
    Prepaid expenses and other..............................................................        45,385              49,732
                                                                                              ------------        ------------
         Total Current Assets...............................................................       724,125             395,521
Notes receivable and advances (See Note 4)..................................................       215,000             120,000
Property and equipment, less accumulated depreciation
    of $191,284 and $184,423................................................................     1,717,166           1,024,404
Patents and purchased technologies, less accumulated
   amortization of $411,678 and $367,187....................................................     1,346,075           1,390,567

Goodwill, less accumulated amortization of
    $1,106,970 and $1,053,073...............................................................     1,673,048           1,726,945
Other.......................................................................................        77,702              73,056
                                                                                              ------------        ------------
                                                                                              $  5,753,116        $  4,730,493
                                                                                              ============        ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
Current Liabilities:
    Notes payable...........................................................................  $    782,500        $    567,500
    Accounts payable........................................................................       165,557             155,938
    Accrued expenses (See Note 3)...........................................................       513,557             253,060
                                                                                              ------------        ------------
         Total current liabilities..........................................................     1,461,614             976,498
Deferred dividends payable on preferred stock,
 including accrued interest ................................................................        99,854             164,851
                                                                                              ------------        ------------
         Total Liabilities..................................................................     1,561,468           1,141,349
                                                                                              ------------        ------------
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares
         authorized; 136,357 and 148,585 shares issued......................................    13,635,712          14,858,477
    Common stock, $.001 par value, 50,000,000 shares
         authorized; 5,992,805 and 4,260,275 shares issued..................................         5,993               4,261
    Additional paid-in capital..............................................................    32,825,709          29,471,037
    Accumulated deficit.....................................................................   (42,275,766)        (40,744,631)
                                                                                              ------------        ------------
         Total Stockholders' Equity.........................................................     4,191,648           3,589,144
                                                                                              ------------        ------------
                                                                                              $  5,753,116        $  4,730,493
                                                                                              ============        ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  --------------------------     ---------------------------
                                                                    JUNE 30        JUNE 30         JUNE 30        JUNE 30
                                                                     2000           1999            2000            1999
                                                                  -----------    -----------     -----------     -----------
Revenues .......................................................  $     1,625    $    41,466     $     4,167     $   169,367
Cost of revenues................................................        1,539         69,524           4,374         285,895
                                                                  -----------    -----------     -----------     -----------
         Gross income (loss)....................................           86        (28,058)           (207)       (116,528)

Selling, general and administrative expenses....................      783,984        475,849       1,201,926         959,173
                                                                  -----------    -----------     -----------     -----------

Operating loss..................................................     (783,898)      (503,907)     (1,202,133)     (1,075,701)
                                                                  -----------    -----------     -----------     -----------
Other Income (Expense):
    Interest income.............................................       15,444          5,695          26,463          17,131
    Interest expense............................................      (21,860)       (20,379)        (73,762)        (41,022)
    Other.......................................................          164            735           1,339             735
                                                                  -----------    -----------     -----------     -----------
         Total Other Expense - net..............................       (6,252)       (13,949)        (45,960)        (23,156)
                                                                  -----------    -----------     -----------     -----------
Net Loss .......................................................  $  (790,150)   $  (517,856)    $(1,248,093)    $(1,098,857)
                                                                  ===========    ===========     ===========     ===========
Computation of net loss per share:

Net loss before dividends on preferred stock ...................  $  (790,150)   $  (517,856)    $(1,248,093)    $(1,098,857)
Dividends on preferred stock ...................................            -       (603,330)       (283,042)       (663,387)
Accumulated dividends on preferred stock........................     (896,778)      (471,173)       (896,778)       (471,173)
                                                                  -----------    -----------     -----------     -----------
Net loss applicable to common stockholders......................  $(1,686,928)   $(1,592,359)    $(2,427,913)    $(2,233,417)
                                                                  ===========    ===========     ===========     ===========
Weighted average number of common
    shares outstanding..........................................    5,399,398      3,612,930       4,986,293       3,602,570
                                                                  ===========    ===========     ===========     ===========

Net loss per share - basic and assuming dilution................        ($.32)         ($.44)          ($.49)          ($.62)
                                                                  ===========    ===========     ===========     ===========

(See Note 1)

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED

                                     PREFERRED                COMMON STOCK       ADDITIONAL
                                -----------------------   ---------------------   PAID-IN
                                SHARES       AMOUNT        SHARES       AMOUNT    CAPITAL         DEFICIT           TOTAL
                                -------    -----------    ---------      ------   -----------    ------------    -----------

Balance December 31, 1999       148,585    $14,858,477    4,260,275      $4,261   $29,471,037    $(40,744,631)   $ 3,589,144

Issuance of Series H
 preferred  stock                 8,102        810,210            -           -             -               -        810,210

Issuance of common stock              -              -    1,000,000       1,000       999,000               -      1,000,000

Issuance of common stock
 upon conversion
 of Series F and G preferred
  stock                         (20,330)    (2,032,975)     636,564         637     2,032,338               -              -
Issuance of common stock
 upon conversion
 of dividends in arrears and
  accrued interest                    -              -       77,537          77       250,390        (242,124)         8,343

Issuance of common stock
 upon conversion
 of deferred dividends and
  accrued interest                    -              -       18,429          18        72,691               -         72,709

Costs associated with equity
 transactions                         -              -            -           -       (61,177)              -        (61,177)

Deemed dividends on
 preferred stock                      -              -            -           -        40,918         (40,918)             -

Deemed interest on
 convertible note                     -              -            -           -        20,512               -         20,512

Net loss for the period               -              -            -           -             -      (1,248,093)    (1,248,093)
                                -------    -----------    ---------      ------   -----------    ------------    -----------

Balance June 30, 2000           136,357    $13,635,712    5,992,805      $5,993   $32,825,709    $(42,275,766)   $ 4,191,648
                                =======    ===========    =========      ======   ===========    ============    ===========

Balance December 31, 1998       147,468    $14,746,815    3,558,502      $3,559   $26,979,759    $(36,934,862)   $ 4,795,271

Issuance of Series G
 Subseries III preferred
 stock                            9,000        900,000            -           -             -               -        900,000

Issuance of common stock upon
 conversion of Series F
  preferred stock                (2,903)      (290,265)      60,617          60       290,205               -              -

Dividends on preferred stock          -              -            -           -      (532,142)       (532,142)

Costs associated with equity
 transactions                         -              -            -           -       (38,849)              -        (38,849)

Deemed dividends on
 preferred stock                      -              -            -           -       131,245        (131,245)             -

Issuance of Series F & G
 preferred stock in
 lieu of cash dividends           5,219        521,867            -           -             -               -        521,867

Expense associated with
 Directors options                    -              -            -           -         8,000               -          8,000

Net loss for the period               -              -            -           -             -     ( 1,098,857)    (1,098,857)
                                -------    -----------    ---------      ------   -----------    ------------    -----------

Balance June 30, 1999           158,784    $15,878,417    3,619,119      $3,619   $27,370,360    $(38,697,106)   $ 4,555,290
                                =======    ===========    =========      ======   ===========    ============    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   UNAUDITED

               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                 June 30       June 30
                                                                                                   2000          1999
                                                                                                 -------       -------
Net cash used in operating activities ......................................................   $ (829,215)     (929,391)

Cash flows from investing activities:
 Purchase of property and equipment ........................................................     (699,623)     (195,513)
 Advance on long term supply agreement (See Note 4).........................................      (95,000)            -
 Payment of patent costs ...................................................................            -       (39,711)
 Decrease in notes receivable ..............................................................            -         9,825
                                                                                               ----------     ---------

Net cash used in investing activities ......................................................     (794,623)     (225,399)
                                                                                               ----------     ---------

Cash flows from financing activities:
 Issuance of common stock...................................................................    1,000,000             -
 Issuance of preferred stock ...............................................................      792,000       900,000
 Issuance of notes payable..................................................................      165,000             -
 Payment of costs and fees of equity issuances .............................................      (42,967)      (34,949)
                                                                                               ----------     ---------

  Net cash provided by financing activities ................................................    1,914,033       865,051
                                                                                               ----------     ---------

Net increase (decrease) in cash and cash equivalents .......................................      290,195      (289,739)
Cash and cash equivalents, beginning of period .............................................      284,498       719,212
                                                                                               ----------     ---------

Cash and cash equivalents, end of period ...................................................   $  574,693     $ 429,473
                                                                                               ==========     =========

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

The basic net loss per common share is computed by dividing the net loss, plus the dividends and dividends in arrears on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include:
(i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of an issue price conversion price that is computed at the date of conversion using a discount to the market price of the Company's common stock.

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.
These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 8,700,000 shares of common stock.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  Notes to Consolidated Financial Statements




(2)  STOCKHOLDERS' EQUITY

In the second quarter 2000, the Company issued 1,000,000 shares of common stock in a private transaction. The issue price was $1.00 per share.

In March 2000, the Company issued 7,752 shares of its Series H Convertible Preferred Stock (Series H) for cash proceeds of $757,000 and $18,210 in services of a financial advisor; and in May 2000, issued an additional 350 shares for cash proceeds of $35,000. The Series H earns a dividend of 10% per annum, is convertible into the company's common stock at $1.85 per share and has certain liquidation preferences.

In March 1999, the Company issued 4,190 shares of its Series G Subseries III Cumulative Convertible Preferred Stock ("Subseries III Shares") for cash proceeds of $419,000. In May 1999, the Company issued an additional 4,810 Subseries III Shares for $481,000 in cash proceeds. The Subseries III Shares have substantially the same terms as the Series G Subseries I and Series G Subseries II Cumulative Convertible Preferred Stock ("Subseries I and Subseries II Shares"), except that the initial conversion price for the Subseries III Shares is $1.50, and such conversion price can never be adjusted below $1.25.

In connection with the sale of the Series H shares in March and May 2000, the Company recognized deemed dividends of $40,918 and in connection with the sale of the Subseries III Shares in March 1999, the Company recognized deemed dividends of $60,057.

In the six months ended June 30, 2000, holders of the Company's Series F and G Cumulative Convertible Preferred Stock converted 20,330 Series F and G shares into 636,564 shares of the Company's common stock.

Through June 30, 1999, holders of the Company's Series F Cumulative Convertible Preferred Stock converted 2,903 Series F Shares into 60,617 shares of the Company's common stock.

At June 30, 2000, the conversion rates of the Company's Series F, Series G-I, II and III and Series H convertible preferred stock were $3.31, $2.13, $0.87, $1.42 and $1.85, respectively.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(3) TIETEK ROYALTY

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

In June 2000, the Company agreed to issue the royalty holders 229,000 common shares of the Company and notes for $50,000 to satisfy the alternate minimum royalty obligation. The common shares have certain limited registration rights and the notes are payable upon the earlier to occur of (i) the Company receiving more than $500,000 in cumulative net proceeds from future capital fund raising efforts or (ii) June 8, 2002. The royalty holders agreed to release the Company from, and to waive the right to, any future alternate minimum royalty payments provided the Company manufactures and ships at least 500 crossties from the Houston plant on or before December 30, 2000. The shares and notes will be issued in the third quarter 2000 and the value of such shares on the date of the agreement ($234,954) is included in accrued expenses at June 30, 2000 and $50,000 is included in Notes Payable.

(4) SUPPLY AGREEMENT

In June 2000, the Company entered into a long term agreement to purchase a minimum of 200,000 pounds per week of high density polyethylene at a fixed price. The agreement is effective from July 1, 2000 until June 30, 2003 and from year to year thereafter. The Company has agreed to advance $117,000 to the supplier to finance the acquisition, installation and start-up of material processing equipment. The supplier will repay the advance by crediting the Company's account for every tenth delivery until the advance is repaid. The equipment is pledged as security for the advance. At June 30, 2000 $95,000 had been advanced under the agreement.

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

Shipments of crossties from these production runs generated $41,466 and $169,367 in revenue for the three and six months ended June 30, 1999. The Company had an inventory of less than 500 crossties as of June 30, 1999 and less than 50 at June 30, 2000.

The Company had revenues of $1,625 and $4,167 for the three and six months ended June 30, 2000 from the sale of crossties in inventory.

On July 31, 2000, the Company announced the start-up of the first TieTek composite crosstie production line at the Company's Houston, Texas manufacturing facility. Initial production will be used to satisfy existing contractual volumes and backorders for the product. There were no sales of crossties from this facility in the first six months of 2000.

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

volumes of raw materials in the spot market. The production runs provided critical design and operating information for the full scale, automated new plant. Gross margin improvement will depend upon continuous operation, production efficiencies, economies of scale and strategic raw material purchasing. To address these needs, the Company has designed its new manufacturing facility in Houston, Texas to utilize an automated molding machine, and has hired experienced operating managers. These actions are expected to result in acceptable margins when commercial production volumes are achieved.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses increased 65% to $783,984 for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, and increased 25% to $1,201,926 for the six months ended June 30, 2000 compared with the six months ended June 30, 1999. This increase is a result of the crosstie royalty settlement agreement in June 2000 of $285,000 (see Note 3) and $47,000 of employee hiring and relocation costs. After exclusion of these costs, SGA for the second quarter 2000 was approximately $450,000 compared with $475,849 for the second quarter 1999. The Company anticipates an increase in staff to support TieTek's Houston, Texas manufacturing plant in the second half of 2000. The Company currently has thirteen employees.

OTHER INCOME AND (EXPENSE)

Total other expense increased $22,800 to $45,960 in the first half of 2000 as a result of the recognition of deemed interest of $20,512 in January 2000. This expense resulted from the issuance of debt in January 2000 which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance. For the second quarter 2000, interest income increased $9,749 as a result of increased cash flow from financing activities.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, the Company continued to incur a cash flow deficit from operating activities averaging $100,000 to $200,000 per month. This deficit primarily reflects the pre-commercial operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of June 30, 2000, the Company had a deficit working capital balance of $737,489 including a cash balance of $574,693.

The Company has made significant progress towards the commercial production of the TieTek Crosstie. On July 31, 2000, the Company announced the start-up of the first TieTek composite crosstie production line at the Company's Houston, Texas manufacturing facility. Initial production will be used to satisfy existing contractual volumes and backorders for the product.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first six months of 2000, the Company spent approximately $700,000 for the acquisition and installation of property and equipment at the Houston, Texas manufacturing plant. These funds were obtained from the issuance of common stock and Series H convertible preferred stock. Additional expenditures will be necessary to fully automate the first line of the plant and meet working capital requirements.

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

The Series G - Subseries I, II and III Shares, (collectively the G Shares) are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of June 30, 2000, of $2.13, $0.87, and $1.42 per share, respectively. In accordance with the certificates of designation for the G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the G Shares, the Company cannot defer dividends after April 5, 1999.

In March and May 2000, the Company issued 8,102 shares of its Series H Cumulative Convertible Preferred Stock raising $792,000 in cash. The Series H Preferred ranks pari parsu with the Series F and G Preferred, earns dividends at 10% per year and is convertible at the option of the holder and redeemable by the Company at $1.85 per share subject to certain adjustments.

Also, in the second quarter 2000, the Company issued 1,000,000 shares of common stock in a private transaction. The issue price was $1.00 per share.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Given the Company's financial condition, it is unlikely the Company will be in a position to pay cash dividends on its preferred stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. As of June 30, 2000, $2.3 million of dividends and interest were in arrears on all series of the Company's preferred stock. The Company does not anticipate any such distributions in the foreseeable future.

Additional financing will be necessary in order to meet working capital requirements and to fully automate and expand manufacturing operations. To date, the Company has spent almost $2 million on its first manufacturing line in Houston and estimates an additional $1 million must be spent to fully automate it. In June 1999, Company shareholders approved raising up to $5 million in additional funds and through July 2000 the Company had raised $2.5 million which was used for working capital and plant start-up. The Company has signed an engagement letter with an investment banking firm to provide financial advisory and investment banking services in conjunction with the completion of a second manufacturing line and raw material handling capability in Houston. However, as of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Expansion of the plant's capacity as warranted by market demand will require additional capital expenditures. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS


The Company is a party to legal proceedings that have been reported in its Annual Report on Form 10-KSB for the year ended December 31, 1999. In the second quarter 2000, the Thomas W. Reid v. North American Gold Corp. and Karr Capital, Inc. action was settled for a nominal amount and was dismissed with prejudice. There were no other significant developments related to these proceedings.

ITEM 2: CHANGES IN SECURITIES:

In January 2000, the Company borrowed $165,000 from a private entity and issued a note payable due January 18, 2001 which is convertible, at the option of the Lender, into shares of the Company's common stock at $1.85. The convertible note was issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder.
Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded "deemed interest" in the amount of $20,512.

In March and May 2000, the Company issued 8,102 shares of its Convertible Preferred Stock, Series H (the "Series H Shares") for cash proceeds of $792,000 and $18,210 for services of a financial advisor. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with these issuances, although cash payments of $18,210 were made to a financial advisor for services provided in connection with these transactions.

In May and June, the Company issued 1,000,000 shares of common stock for cash proceeds of $1,000,000. These shares were issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with this issuance, although in July 2000 payments of $30,000 were made to a financial advisor for services provided in connection with this transaction.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

The certificates of designations for the Series F and Series G Cumulative Convertible Preferred Stock provide that after April 5, 1999 the Company may no longer defer the payment of cash dividends, and the holders no longer have the ability to receive such deferred dividends through the issuance of additional preferred shares. Due to the capital requirements necessary to expand the Company's business, it is unlikely that the Company will be able to pay cash dividends in the near future. Commencing with the June 30, 1999 dividend payment date, and continuing for so long as the Company is unable to pay cash dividends, the Series F, G, and H dividends will accumulate in arrears.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION:   NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

EXHIBIT NO.        DESCRIPTION OF EXHIBIT           MANNER OF FILING
 10.41             Royalty Settlement                Filed herewith
                   Agreement dated as of
                   June 8, 2000

 10.42             Supply Agreement dated           Filed herewith*
                   June 19, 2000

 27                Financial Data Schedule          Filed herewith

  * Confidential treatment requested with respect to portions thereof. Such portions have been separately filed with the Securities and Exchange Commission.


     (B) REPORTS ON FORM 8-K:  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         North American Technologies Group, Inc.


Date:     August 14, 2000    /s/ Henry W. Sullivan
                             ---------------------------------------
                             Henry W. Sullivan
                             President and Chief Executive Officer



Date:     August 14, 2000    /s/  Russell L. Allen
                             ---------------------------------------
                             Russell L. Allen
                             Treasurer and Chief Financial Officer