Form 10QSB
period 2000-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2000-11-13
CIK 808013

                  U.  S.  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 6,393,054 common shares outstanding as of November 9, 2000.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
(CHECK ONE):  Yes     No  X
                 ---    ----

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                 INDEX

                                                                                        Page No.
                                                                                        --------
PART I.   FINANCIAL INFORMATION:

          ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
               September 30, 2000 (unaudited) and December 31, 1999                          3

             Consolidated Statements of Loss
               Three and nine months ended September 30, 2000 and 1999 (unaudited)           4

             Consolidated Statements of Stockholders' Equity
               Nine months ended September 30, 2000 and 1999 (unaudited)                     5

             Consolidated Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999 (unaudited)                     6

             Notes to Consolidated Financial Statements                                      7

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            10

 PART II. OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                                        15

          ITEM 2.  CHANGES IN SECURITIES                                                    15

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          16

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      16

          ITEM 5.  OTHER INFORMATION                                                        17

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         17

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                                                    SEPT. 30          DEC. 31
                                                                                                      2000             1999
                                                                                                   UNAUDITED          AUDITED
                                                                                                   ---------          -------
                                     ASSETS
                                     ------
Current Assets:
    Cash and cash equivalents...................................................................   $    429,775    $    284,498
    Accounts receivable.........................................................................         20,268             132
    Inventories.................................................................................        212,541          41,159
    Current portion of notes receivable.........................................................              -          20,000
    Prepaid expenses and other..................................................................         25,638          49,732
                                                                                                   ------------    ------------
         Total Current Assets...................................................................        688,222         395,521
Notes receivable and advances...................................................................        140,000         120,000
Property and equipment, less accumulated depreciation
    of $208,494 and $184,423....................................................................      1,846,724       1,024,404
Patents and purchased technologies, less accumulated
   amortization of $433,925 and $367,187........................................................      1,323,828       1,390,567

Goodwill, less accumulated amortization of
    $1,133,918 and $1,053,073...................................................................      1,646,099       1,726,945
Other ..........................................................................................        169,149          73,056
                                                                                                   ------------    ------------
                                                                                                   $  5,814,022    $  4,730,493
                                                                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Notes payable...............................................................................   $    849,250    $    567,500
    Accounts payable............................................................................         93,283         155,938
    Accrued expenses ...........................................................................        281,875         253,060
                                                                                                   ------------    ------------

         Total current liabilities..............................................................      1,224,408         976,498

Deferred dividends payable on preferred stock,
 including accrued interest ....................................................................        103,011         164,851
                                                                                                   ------------    ------------
         Total Liabilities......................................................................      1,327,419       1,141,349
                                                                                                   ------------    ------------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares
         authorized; 140,265 and 148,585 shares issued .........................................     14,026,478      14,858,477
    Common stock, $.001 par value, 50,000,000 shares
         authorized; 6,393,054 and 4,260,275 shares issued .....................................          6,393           4,261
    Additional paid-in capital..................................................................     33,165,327      29,471,037
    Accumulated deficit.........................................................................    (42,711,595)    (40,744,631)
                                                                                                   ------------    ------------

         Total Stockholders' Equity.............................................................      4,486,603       3,589,144
                                                                                                   ------------    ------------

                                                                                                   $  5,814,022   $  4,730,493
                                                                                                   ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED

                                                                           THREE                  NINE MONTHS
                                                                        MONTHS ENDED             ENDED SEPT. 30
                                                                ------------------------    --------------------------
                                                                  SEPT. 30      SEPT. 30      SEPT. 30       SEPT. 30
                                                                   2000           1999          2000          1999
                                                                ----------     ---------    -----------    -----------
Revenues.....................................................   $   20,870     $   5,740    $    25,037    $   175,107
Cost of revenues.............................................      103,679        27,339        108,053        313,234
                                                                ----------     ---------    -----------    -----------
     Gross loss..............................................      (82,809)      (21,599)       (83,016)      (138,127)
Selling, general and administrative expenses ................      317,117       427,234      1,519,043      1,386,409
                                                                ----------     ---------    -----------    -----------
     Operating loss..........................................     (399,926)     (448,833)    (1,602,059)    (1,524,536)
Other Income (Expense):
    Interest income..........................................       12,103        11,370         38,566         29,151
    Interest expense.........................................      (26,826)     (113,541)      (100,588)      (155,213)
    Other....................................................        6,285      (383,358)         7,624       (382,623)
                                                                ----------     ---------    -----------    -----------
     Total Other Expense - net...............................       (8,438)     (485,529)       (54,398)      (508,685)
                                                                ----------     ---------    -----------    -----------
Net Loss ....................................................   $ (408,364)   $ (934,362)   $(1,656,457)   $(2,033,221)
                                                                ==========    ==========    ===========    ===========
Computation of net loss per share:
Net loss before dividends on preferred stock ................   $ (408,364)     (934,362)   $(1,656,457)   $(2,033,221)
Dividends on preferred stock ................................      (27,465)            -       (310,507)      (663,387)
Dividends in arrears on preferred stock......................            -             -       (896,778)      (471,173)
                                                                ----------    ----------    -----------    -----------
Net loss applicable to common stockholders...................   $ (435,829)   $ (934,362)   $(2,863,742)   $(3,167,781)
                                                                ==========    ==========    ===========    ===========
Weighted average number of common
    shares outstanding.......................................    6,051,884     3,623,620      5,344,083      3,609,663
                                                                ==========    ==========    ===========    ===========
Net loss per share - basic and assuming dilution.............        ($.07)        ($.26)         ($.54)         ($.88)
                                                                ==========    ==========    ===========    ===========

(See Note 1)

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                       Preferred                 Common Stock           Additional
                                ----------------------    --------------------------     Paid-In
                                 Shares       Amount        Shares          Amount       Capital         Deficit          Total
                                --------   -----------    ---------       ----------  -------------   -------------   -----------
Balance December 31, 1999       148,585    $14,858,477    4,260,275          $4,261    $29,471,037    $(40,744,631)   $ 3,589,144
Issuance of Series H
 preferred  stock                 8,102        810,210            -               -              -               -        810,210
Issuance of Series I
 preferred stock                  5,340        534,000            -               -              -               -        534,000

Issuance of common stock              -              -    1,229,000           1,229      1,233,725               -      1,234,954

Issuance of common stock
 upon conversion of Series F
 and G preferred stock          (21,762)    (2,176,209)     778,384             778      2,175,431               -              -
Issuance of common stock
 upon conversion of dividends
 in arrears and accrued
 interest                             -              -      106,966             107        279,742        (269,589)        10,260
Issuance of common stock
 upon conversion of deferred
 dividends and accrued interest       -              -       18,429              18         72,691               -         72,709
Costs associated with equity
 transactions                         -              -            -               -       (128,729)              -       (128,729)
Deemed dividends on
 preferred stock                      -              -            -               -         40,918         (40,918)             -
Deemed interest on
 convertible note                     -              -            -               -         20,512               -         20,512
Net loss for the period               -              -            -               -              -      (1,656,457)    (1,656,457)
                                -------    -----------    ---------          ------    -----------    ------------    -----------
Balance September 30, 2000      140,265    $14,026,478    6,393,054          $6,393    $33,165,327    $(42,711,595)   $ 4,486,603
                                =======    ===========    =========          ======    ===========    ============    ===========
Balance December 31, 1998       147,468    $14,746,815    3,558,502          $3,559    $26,979,759    $(36,934,862)   $ 4,795,271
Issuance of Series G
 Subseries III preferred
 stock                            9,000        900,000            -               -              -               -        900,000
Issuance of Series F & G
 preferred stock in
 lieu of cash dividends           5,219        521,867            -               -              -               -        521,867
Issuance of common stock upon
 conversion of Series F
 preferred stock                 (3,153)      (315,279)      66,584              66        315,213               -              -
Issuance of common stock upon
 conversion of deferred
 dividends                            -              -       38,141              38        244,838               -        244,876
Costs associated with equity
 transactions                         -              -            -               -        (40,799)              -        (40,799)
Expense associated with
 Directors Options                    -              -            -               -          8,000               -          8,000
Dividends on preferred stock          -              -            -               -                       (532,142)      (532,142)
Deemed dividends on
 preferred stock                      -              -            -               -        131,245        (131,245)             -
Deemed interest-convertible
 note payable                         -              -            -               -         87,145               -         87,145
Net loss for the period               -              -            -               -              -     ( 2,033,221)    (2,033,221)
                                -------    -----------    ---------          ------    -----------    ------------    -----------
Balance September 30, 1999      158,534    $15,853,403    3,663,227          $3,663    $27,900,483    $(39,631,470)   $ 3,950,997
                                =======    ===========    =========          ======    ===========    ============    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED

                                                                                                        SEPT. 30       SEPT. 30
                                                                                                          2000           1999
                                                                                                      -----------    -----------
Net cash used in operating activities..............................................................   $(1,356,246)   $(1,334,419)
                                                                                                      -----------    -----------
Cash flows from investing activities:
 Purchase of property and equipment ...............................................................      (846,391)      (203,663)
 Advance on long term supply agreement...(See Note 4)..............................................      (132,567)             -
 Payment of patent costs ..........................................................................             -        (39,711)
 (Increase) Decrease in notes receivable ..........................................................             -         24,739
                                                                                                      -----------    -----------
   Net cash used in investing activities ..........................................................      (978,958)      (218,635)
                                                                                                      -----------    -----------
Cash flows from financing activities:
 Issuance of common stock..........................................................................     1,000,000              -
 Issuance of preferred stock ......................................................................     1,326,000        900,000
 Proceeds from convertible note....................................................................       265,000        167,500
 Payment of costs and fees of equity issuances ....................................................      (110,519)       (34,949)
                                                                                                      -----------    -----------
   Net cash provided by financing activities ......................................................     2,480,481      1,032,551
                                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents ..............................................       145,277       (520,503)
Cash and cash equivalents, beginning of period ....................................................       284,498        719,212
                                                                                                      -----------    -----------
Cash and cash equivalents, end of period ...............................................              $   429,775    $   198,709
                                                                                                      ===========    ===========

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2000 and 1999 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and preferred stock convertible into an aggregate of approximately 9,000,000 shares of common stock at September 30, 2000.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  STOCKHOLDERS' EQUITY

In the third quarter 2000, the Company issued 5,340 shares of its Series I Convertible Preferred Stock (Series I) for cash proceeds of $534,000. The Series I earns a dividend of 10% per annum, is convertible into the Company's common stock at $2.00 per share and has certain liquidation preferences.

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

In the nine months ended September 30, 2000, holders of the Company's Series F and G Cumulative Convertible Preferred Stock converted 21,762 Series F and G shares into 778,384 shares of the Company's common stock.

Through September 30, 1999, holders of the Company's Series F Cumulative Convertible Preferred Stock converted 3,153 Series F Shares into 66,584 shares of the Company's common stock.

At September 30, 2000, the conversion rates of the Company's Series F, Series G-I, II and III, Series H and Series I convertible preferred stock were $3.15, $2.10, $0.87, $1.39, $1.85 and $2.00, respectively.

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

In June 2000, the Company agreed to issue the royalty holders 229,000 common shares of the Company and notes for $50,000 to satisfy the alternate minimum royalty obligation. The common shares have certain limited registration rights and the notes are payable upon the earlier to occur of (i) the Company receiving more than $500,000 in cumulative net proceeds from future capital fund raising efforts or (ii) June 8, 2002. The royalty holders agreed to release the Company from, and to waive the right to, any future alternate minimum royalty payments provided the Company manufactures and ships at least 500 crossties from the Houston plant on or before December 30, 2000. The shares were issued and the notes were paid off in the third quarter 2000. The value of such shares on the date of the agreement was $234,954.

4)  SUPPLY AGREEMENT

In June 2000, the Company entered into a long term agreement to purchase a minimum of 200,000 pounds per week of high density polyethylene at a fixed price. The agreement is effective from July 1, 2000 until June 30, 2003 and from year to year thereafter. The Company has advanced $136,200 to the supplier to finance the acquisition, installation and start-up of material processing equipment. The supplier will repay the advance by crediting the Company's account for every tenth delivery until the advance is repaid. The equipment is pledged as security for the advance. At September 30, 2000, $133,000 was outstanding under the agreement.

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

RESULTS OF OPERATIONS

REVENUES AND COST OF REVENUES

On July 31, 2000 the Company announced that it had started up its composite crosstie production line at the Company's Houston, Texas manufacturing facility. During the construction period, the Company capitalized the cost ($131,000) of its employees involved with installing, testing, breaking in and calibrating the crosstie manufacturing equipment. Crossties produced during the construction period that met the Company's quality control standards were sold for $21,000 and the cost of raw materials used during the setup and calibrating process ($15,000) was charged to cost of revenues. September 2000 was the first month of continuous crosstie production at the Houston, Texas plant and at September 30, 2000 the Company had over 700 crossties in inventory. Crossties produced at the Houston facility will initially be used to satisfy existing contractual demand.

The production of TieTek crossties at the Houston manufacturing plant during September 2000 resulted in inventory costs in excess of the market value of the inventory on hand. This excess is primarily the result of the small scale and labor intensive nature of the initial manufacturing runs and the high costs associated with intermittent processing. The excess ($89,000) of manufacturing costs over the market value of the finished goods inventory has been written off to cost of revenues at September 30, 2000.

Reduction in manufacturing costs will depend upon continuous operation, production efficiencies, economies of scale and strategic raw material purchases.

The Company had revenues of $4,167 for the nine months ended September 30, 2000 from the sale of crossties in inventory which were produced in Delaware.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the fourth quarter of 1998 and the first quarter of 1999, the Company produced crossties pursuant to a manufacturing agreement with a private company located in Delaware. As of December 31, 1998, the Company had produced approximately 5,000 crossties utilizing the Company's small-scale molding and cooling equipment and the private company's facility and personnel. In March 1999, the Company manufactured approximately 1,000 crossties pursuant to this same manufacturing agreement.

Shipments of crossties from the Delaware production runs generated $5,740 and $175,107 in revenue for the three and nine months ended September 30, 1999.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses increased 10% to $1,519,043 for the nine months ended September 30, 2000 from $1,386,409 for the prior period. This increase is primarily a result of the crosstie royalty settlement agreement in June 2000 for $285,000 (see Note
3) and increases in consulting expense ($177,000), employee relocation expense ($36,000) temporary and subcontract expense ($27,000); offset by decreases in amortization ($151,000), wages ($194,000), legal ($47,000), travel ($29,000) and repairs and maintenance ($32,000). SGA expenses decreased 26% to $317,117 for the three months ended September 30, 2000 compared with $427,234 for the three months ended September 30, 1999 primarily because of a reduction in salary and benefits of $67,000 and amortization ($32,000).


OTHER INCOME AND (EXPENSE)

Total other expense decreased $477,000 to $8,438 in the three months ended September 30, 2000 compared with the prior year quarter as a result of a reduction in deemed interest expense ($87,145) and allowance for notes receivable ($380,950). In the nine months ended September 30, 2000 total other expense decreased $454,287 to $54,398 due to a reduction in deemed interest ($66,633) and allowance for notes receivable ($380,950).

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, the Company continued to incur a cash flow deficit from operating activities averaging $100,000 to $200,000 per month. This deficit primarily reflects the operations of the TieTek Composite Railroad Crosstie business and corporate overhead. As of September 30, 2000, the Company had a deficit working capital balance of $536,186 including a cash balance of $429,775.

The Company has made significant progress towards the commercial production of the TieTek Crosstie. On July 31, 2000, the Company announced the start-up of the first TieTek composite crosstie production line at the Company's Houston, Texas manufacturing facility. Initial production is being used to satisfy existing contractual orders for the product.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of 2000, the Company spent approximately $846,000 for the acquisition and installation of property and equipment at the Houston, Texas manufacturing plant. These funds were obtained from the issuance of common stock and Series H and Series I convertible preferred stock. Additional expenditures will be necessary to fully automate the first line of the plant and meet working capital requirements.

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

The Series G - Subseries I, II and III Shares, (collectively the G Shares) are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of September 30, 2000, of $2.10, $0.87, and $1.39 per share, respectively. In accordance with the certificates of designation for the G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the G Shares, the Company cannot defer dividends after April 5, 1999.

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

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2000 the Company issued 5,340 shares of its Series I Cumulative Convertible Preferred Stock raising $534,000 in cash. The Series I Preferred ranks pari parsu with the Series F, G and H Preferred, earns dividends at 10% per year and is convertible at the option of the holder at $2.00 per share subject to certain adjustments.

Given the Company's financial condition, it is unlikely the Company will be in a position to pay cash dividends on its preferred stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. As of September 30, 2000, $2.2 million of dividends and interest were in arrears on all series of the Company's preferred stock. The Company does not anticipate any such distributions in the foreseeable future.

Additional financing will be necessary in order to meet working capital requirements and to fully automate and expand manufacturing operations. To date, the Company has spent almost $2 million on its first manufacturing line in Houston and estimates an additional $1 million must be spent to fully automate it. In June 1999, Company shareholders approved raising up to $5 million in additional funds and through October 2000 the Company had raised over $3 million which was used for working capital and plant start-up. In February 2000, the Company signed an engagement letter with an investment banking firm to provide financial advisory and investment banking services in conjunction with the completion of a second manufacturing line and raw material handling capability in Houston. In August 2000, the period of exclusivity in the engagement letter expired. As of the date of this Report, the Company has no commitments for financing and there can be no assurance that the Company will be able to obtain financing on terms reasonably attractive to the Company, if at all. Expansion of the plant's capacity as warranted by market demand will require additional capital expenditures. Management's assessments of capital expenditures and working capital requirements are only estimates, and actual expenditures will likely vary from the estimates, and such variances could be material.

Due to recurring losses from operations and the need for additional financing for capital expenditures and working capital, the report of the Company's independent public accountants for the year ended December 31, 1999 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

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

The Company and a wholly-owned subsidiary, NATK IPF, Inc. have been named in an action filed in October 2000 alleging overstatement of inventory sold in October 1997. The action claims actual damages of $42,000 plus punitive damages and statutory penalties. Management is evaluating the action and presently cannot estimate the Company's exposure at this time.

A wholly-owned subsidiary of the Company is a party to an action involving the performance of certain fabrication work performed by Industrial Pipe Fittings
(IPF) before the assets of IPF were sold in October 1997. The amount of the claim is $29,000. Discovery is ongoing and management cannot evaluate the Company's exposure at this time.

ITEM 2: CHANGES IN SECURITIES:

In January 2000, the Company borrowed $165,000 from a private entity and issued a note payable due January 18, 2001 which is convertible, at the option of the Lender, into shares of the Company's common stock at $1.85. The convertible note was issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder.
Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded "deemed interest" in the amount of $20,512.

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

In May and June, the Company issued 1,000,000 shares of common stock for cash proceeds of $1,000,000. These shares were issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with this issuance, although in July 2000 payments of $30,000 were made to a financial advisor for services provided in connection with this transaction.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION


In September 2000 the Company issued 5,340 shares of its Convertible Preferred Stock, Series I (the "Series I Shares") for cash proceeds of $534,000. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder. No broker's commissions were paid in connection with these issuances, although cash payments of $32,040 will be paid to an investment banker for services provided in connection with this transaction.

In September 2000 the Company borrowed an additional $100,000 from a private entity for a period of one year and extended the maturity date of an existing loan from the same entity for $167,500 plus interest of $16,750 to September 1, 2001. The new note payable for $284,250 is convertible, at the option of the Lender, into shares of the Company 's common stock at $1.85. The convertible note was issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

The certificates of designations for the Series F and Series G Cumulative Convertible Preferred Stock provide that after April 5, 1999 the Company may no longer defer the payment of cash dividends, and the holders no longer have the ability to receive such deferred dividends through the issuance of additional preferred shares. Due to the capital requirements necessary to expand the Company's business, it is unlikely that the Company will be able to pay cash dividends in the near future. Commencing with the June 30, 1999 dividend payment date, and continuing for so long as the Company is unable to pay cash dividends, the Series F, G, H and I dividends will accumulate in arrears.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(a) On July 31, 2000 the Annual Meeting of Stockholders of the Company was held at the LaQuinta Inn, 15510 John F. Kennedy Blvd., Houston, Texas.

(b) At the Annual Meeting, the following nominees for director to be elected by the stockholders received the number of votes set opposite their names, constituting, in each case, a plurality of the votes cast at the Annual Meeting for election of the two directors to be elected by the stockholders with zero shares voting against and zero shares abstaining on such matter:


                    Edwin H. Knight    7,005,700
                                       ---------
                    Frank J. Vella     7,005,700
                                       ---------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION


At the Annual Meeting, the appointment of BDO Seidman, LLP, as independent auditors for the Company and its subsidiaries for the 2000 fiscal year, was approved by a vote of 7,005,700 and zero against, with zero shares abstaining on such matter.

ITEM 5: OTHER INFORMATION:   NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS:

EXHIBIT NO.             DESCRIPTION OF EXHIBIT                MANNER OF FILING

   4.8          Certificate of Designation of Cumulative      Filed herewith
                Convertible Preferred Stock, Series I

   27           Financial Data Schedule                       Filed herewith


(B)  REPORTS ON FORM 8-K:  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     North American Technologies Group, Inc.


Date:  November 13, 2000             /s/ Henry W. Sullivan
                                     ----------------------------------------
                                     Henry W. Sullivan
                                     President and Chief Executive Officer



Date:  November 13, 2000             /s/  Russell L. Allen
                                     ----------------------------------------
                                     Russell L. Allen
                                     Treasurer and Chief Financial Officer