Form 10KSB
period 2000-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2001-04-02
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                        Commission file number:  0-16217
                                                 -------

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                    ---------------------------------------
              (Exact name of small business issuer in its charter)

           DELAWARE                                   33-0041789
           --------                                   ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


                             14315 West Hardy Road
                              Houston, Texas 77060
                              --------------------
              (address of principal executive offices)  (Zip Code)

                 Registrant's telephone number:  (281) 847-0029
                                                 --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   YES ____ NO

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

          State issuer's revenues for its most recent fiscal year:  $94,558

          The aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 10, 2001 was $9,622,000. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                    Applicable Only to Corporate Registrants

          As of March 10, 2001, there were 6,697,102 Shares of Common Stock, par value $.001 per share, outstanding.

  Transitional Small Business Disclosure Format (check one) ____ YES   X  NO

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

                                     PART I

     ITEM 1.  DESCRIPTION OF BUSINESS

     As used in this report, "the Company" refers to North American Technologies Group, Inc. ("NATK"), its wholly owned subsidiary, TieTek, Inc. ("TieTek") and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

     GENERAL DESCRIPTION OF BUSINESS

     The Company's principal business is the manufacture and marketing of the TieTek(TM) technology through its TieTek subsidiary. The initial product is a composite railroad crosstie that was conceived as a direct substitute for wood crossties, but with a longer life and with several environmental advantages. The TieTek(TM) crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, several thousand TieTek(TM) crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began manufacturing and shipping its crosstie from its facilities during the third quarter of 2000. In January 2000, the Company entered into a contract to produce up to 250,000 crossties for Union Pacific Railroad (UPR). As of March 10, 2001, the Company has sold 5,537 crossties under the UPR contract, 1,322 of which were sold in 2000. The Company anticipates that it will deliver as many as 83,000 crossties to UPR in 2001.

     Description of the Market. A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track contributes to maintaining the rail "gauge" or spacing and to supporting and distributing the forces of the loaded train. Although different types of "crossties" or "ties" have been used throughout the history of railroad construction, the wooden crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or "in gauge"), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the "nailability" of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

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

     Technology Development. The specific TieTek(TM) technology is based on the Company's know-how to combine rubber and plastic to create products with unique capabilities. TieTek determined that rubber and plastic alone could not meet all the required performance criteria for railroad crossties, and after years of product development, TieTek has discovered a combination of several different components that produce a composite crosstie with the desired properties.

     The TieTek(TM) crosstie formula is a proprietary mixture of rubber from recycled tires, plastics, other waste materials, additives, fillers and reinforcement agents. The current formulation was developed after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other properties of wood. The product development effort recognized the need to be competitive with the price of wood by using lower cost raw materials. The Company believes the current formulation meets these objectives. While the primary focus of the Company is clearly to produce ties based on the established technology, research will continue to further optimize the performance and cost characteristics of the TieTek(TM) crosstie and to evaluate other applications of the technology. The exact formulation of TieTek(TM) crossties is proprietary and is covered under a current patent.

     The Company believes the TieTek(TM) crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Unlike wooden ties, every TieTek(TM) crosstie is essentially the same, and has consistent quality and properties. The physical properties are comparable to wooden ties that have been in service just a few years and tests have shown that the TieTek(TM) crosstie should maintain its properties far longer than most wood ties. The TieTek(TM) crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. They contain no toxic preservatives and are resistant to decay and bug infestation.

     Independent Product Testing. The TieTek(TM) crosstie has undergone a range of tests conducted at several independent testing facilities. The TieTek(TM) crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at The Wood Science Laboratory at the University of Illinois under the direction of Dr. Poo Chow. The Laboratory is partially funded by the American Association of Railroads ("AAR"), and is highly credible with the railroad industry. In this series of tests, the TieTek(TM) crosstie's performance was comparable to that of wooden ties in service only a few years. The laboratory also conducted accelerated aging tests which showed the TieTek(TM) crosstie had a slower rate of degradation of its properties than is common with wooden ties. These tests indicate that the TieTek(TM) crosstie can be used interchangeably with wood and will last longer than most creosote-treated wooden ties.

     TieTek has also tested its crosstie at the Transportation Technology Center
(TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the AAR, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek's crossties at Pueblo have experienced 412 million gross tons of load (this test is ongoing), as well as 2 million vibrations in an accelerated wear test with no problems of any kind. The TTCI tests confirm that the TieTek(TM) tie has met the requirements of the industry.

     Approximately 13,800 TieTek(TM) crossties have been produced since the development program began, with approximately 7,800 of those crossties being produced at the new Houston, Texas facility since inception of operations in July 2000 through March 10, 2001. Of these, approximately 10,000 crossties are in rail service or soon to be installed in the U.S. and approximately 3,000 crossties were exported overseas for use in rail service and marine applications. The first two test ties were placed in service in March 1996 on a mainline track near Conroe, Texas and continue to perform well. Since then, TieTek(TM) crossties have been installed in five other locations in Texas, as well as in Arizona, California, Colorado, Illinois, Kansas, Louisiana, New York and Virginia. Internationally, TieTek(TM) crossties have been tested or installed in India, Japan and Nigeria, with testing and/or installations planned or proposed for Australia, Bangladesh, Canada and Thailand.

     These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek(TM) crossties installed to date have experienced no performance problems.

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

 . Compounding and Mixing - Mixing, melting, and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt (non-melts). The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek(TM) technology and includes patented and other proprietary techniques that the Company believes are unique to the TieTek(TM) crosstie.

 . Shaping, Forming and Cooling - The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek(TM) technology produces a crosstie that closely resembles a wooden tie, with dimensions of 7" x 9" x 9' (which can be modified to special order), and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties. Recently, the Company began texturing the exterior of the crosstie to improve interaction with the ballast.

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

     Production. Approximately 13,800 TieTek(TM) crossties have been manufactured to date. Based on production and product experience, the Company has designed and built its first commercial scale automated production line. This facility has produced approximately 7,800 crossties from inception in the third quarter of 2000 through March 10, 2001. Currently, the Company is producing approximately 3,000 ties per month, most of which are being sold to UPR under contract. In its current form, the initial production line is capable of producing up to approximately 7,500 ties per month. Assuming certain improvements to the production line are financed and completed, the Company plans to ramp-up its production to approximately 10,000 ties per month by the end of the third quarter of 2001, the maximum amount of production for its initial production line. In addition, if financing is secured, the Company plans to place a second production line in service during the fourth quarter of 2001.

     Raw Materials. The raw materials used in the Company's product have been readily available from multiple suppliers. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek(TM) crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek's crossties, particularly during product introduction when it would be difficult to pass raw material price increases through to final product sales price. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, TieTek has focused on using a variety of low-grade sources of recycled plastic that will be readily available and priced below other materials. The TieTek(TM) technology and process design has been specifically configured to readily accept recycled plastic that could not be processed into solid parts or film using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. The Company will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

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

     The TieTek(TM) crosstie is consistent, interchangeable with wood ties, resists water and insect damage without preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek(TM) crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Management believes that treated wooden ties cost between $25 and $40 in the United States and substantially more in many parts of the world. The TieTek(TM) tie has been sold at a significant premium over wood because it can be installed as a direct replacement for wood with the same equipment, the same fasteners, the same procedures and superior life-of-the-tie economics. TieTek(TM) ties have been sold to Class I, Short Line, Municipal and Transit railroads. As a result of the UPR contract, the ties to be produced by the first production line of the Houston plant are sold through mid-2002.
Production from a second line, if constructed, would be sold to a wide spectrum of railroad customers, including the UPR.

     TieTek anticipates that, in addition to direct sales by Company employees, it will employ a combination of marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the United Sates and throughout the world. The Company has also advertised in trade journals and has presented several papers to railroad industry groups. In addition, the TieTek(TM) crosstie has been discussed in several articles appearing in the railroad industry trade press.

     Licensing. In March 2001, the Company entered into agreements with partners in India. TieTek executed a Memorandum of Understanding with ISCO Track Sleepers Ltd. ("ISCO"), the largest manufacturer of concrete ties in India. Under the terms of the agreement, ISCO made an up-front payment to TieTek and agreed to work with TieTek on an exclusive basis to obtain government approval of the TieTek(TM) tie in India. TieTek also executed a letter of intent with Owens Corning of India to jointly market the TieTek(TM) technology in that country.

     In August 2000, TieTek executed a letter of intent with McCoy Global Industries Pty. Ltd. ("McCoy") to manufacture TieTek(TM) ties in Australia and New Zealand. Under the terms of this agreement, McCoy agreed to execute a long-term licensing agreement resulting in the purchase of TieTek's pilot plant facility, future payments for design, installation and production from a full-scale manufacturing facility and royalty payments based on sales. TieTek is currently negotiating the long-term licensing agreement with McCoy. There is no assurance that such licensing agreement will be executed.

     Major Customers. For the years ended December 31, 2000, the Company had sales to two customers that represented 76% and 16% of total revenues, respectively. For the year ended December 31, 1999, the Company had sales to three customers that represented 41%, 29% and 18% of total revenues.

     Competition. The Company views the producers of hardwood ties as its primary market competition. The treated wood tie industry in the U.S. is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Kerr McGee, Mellott Wood Preserving Company, Western Tar Products Corporation and many others. The Company believes that the wood tie will continue to be the dominant factor in the market for many years. The TieTek(TM) tie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood. Neither concrete nor steel can be used in a mixed maintenance program with wood because the physical properties are drastically different from wood. The Company believes that the primary market niche for the TieTek(TM) crosstie is a share of the wood tie replacement market.

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

     There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum), and steel/concrete/rubber/plastic (Primix). The Company believes that it has a more salable, more proven and more accepted product and technology than any competitor. While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, the Company intends to extend its unique position by producing and marketing large volumes of TieTek(TM) crossties, by achieving strategic partnerships with licensees, suppliers and customers, by ongoing testing and reporting, by product and process improvements, and by being a strategic supplier to the railroad industry. The Company realizes the advantages and obligations of being the sole supplier of a new product to a mature industry and plans to move quickly to consolidate its business position.

     Patents and Proprietary Protection. The Company received a patent protecting the formula and range of compositions of the TieTek(TM) technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent is filed for extensive international registration under the procedures of the International Patent Treaty.

     In addition, the Company has filed for additional patent coverage regarding the product and manufacturing process technology. The new patent application significantly extends the protection provided by U.S. Patent # 5,886,078.

     In addition to these current patents, the Company owns patents relating to its Riserclad technology (which has been licensed), its Biocatalytic Hydrocarbon Upgrade Process ("BioKatT(TM")) that is based on enzyme technologies and its porous pipe technology. The Company does not currently generate revenues from the commercial exploitation of these patented technologies. There is currently no patent protection for any other of the Company's products or technologies. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. The Company can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that the Company will have the financial resources available to enforce and defend the intellectual property rights of the Company should they be challenged. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

     Human Resources. The Company currently employs 17 employees. None of its employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

     RISK FACTORS

      The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

     Lack of Operating Revenue and Profits. The Company has incurred an accumulated deficit from its inception to December 31, 2000 of approximately $43,470,000. Until the Company is able to generate significant revenues from the manufacturing of its TieTek(TM) crosstie, profitable operations will not be attained. Should losses continue at their historic rate, there can be no assurances that the Company can remain viable as a going concern for more than the short term.

     Capital Needs; Going Concern Explanatory Paragraph. For the year ended December 31, 2000 the Company incurred a net loss of $2,414,861 with a cash flow deficit averaging approximately $200,000 per month. This deficit will likely decrease in 2001 as production volumes increase. The Company estimates that production of 8,000 ties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 ties per month would result in pretax income. There can be no assurance that these estimates are achievable.

     The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. Because of its recurring losses, the Company will require additional working capital until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements.

     To the extent that funds generated from operations and existing working capital resources are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

     Due to these uncertainties, the reports of the Company's independent auditors for the years ended December 31, 2000 and 1999 contain an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern. The Company's long-term viability and growth will depend upon its ability to obtain adequate financing and successfully increase its production levels to achieve positive cash flow and profitability, as to which there can be no assurances.

     Substantial Dilution from Convertible Securities. The Company is presently authorized to issue 50,000,000 shares of Common Stock, of which 6,697,102 shares are outstanding as March 10, 2001 and up to 10,000,000 shares of "blank check" preferred stock which could be convertible into Common Stock. The Company may in the future be caused to issue up to approximately 9,100,000 additional shares of its Common Stock upon the conversion of its outstanding Series F Convertible Preferred Stock (the "Series F Shares"), the Series G Convertible Preferred Stock (the "Series G Shares"), the Series H Convertible Preferred Stock (the "Series H Shares") and the Series I Convertible Preferred Stock (the "Series I Shares"), the convertible notes and upon the exercise of its outstanding vested options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock to approximately 15,800,000 shares or more. Issuance of this many shares will have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's Common Stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices it deems appropriate.

     Volatility of Share Price - Recent Decline in Market Value. The market prices of securities of technology companies, including those of the Company, have been historically volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of the Company's products may have a significant impact on the market price of the shares of the Company's Common Stock. In addition, the Company's share price may be affected by sales by existing stockholders. Because of these factors, the market price of the Company's Common Stock may be highly volatile.

     Effect of Outstanding Preferred Shares, Options and Warrants. The holders of the Series F Shares, Series G Shares, Series H Shares and Series I Shares, the convertible notes, and the outstanding options and warrants are given an opportunity to profit from a rise in the trading price of the Company's Common Stock, with a resulting dilution in the interest of the other stockholders. The holders of such preferred stock and convertible notes may choose to exercise their rights of conversion and the holders of such options and warrants may choose to exercise these instruments, each at prices below the current trading price of the Company's Common Stock and at a time when the Company might be able to obtain additional capital through a new offering of securities at prevailing market prices. The terms on which the Company may obtain additional financing during this period may be adversely affected by the existence of such below market convertible securities.

     Competition and Risk of Technological Obsolescence.    The industries in
which the Company participates are highly competitive and subject to rapid and significant technological change. Others may independently develop technologies similar or superior to those of the Company, which may result in the Company's processes or systems becoming less competitive or obsolete. Competition from other companies, as well as universities, research institutions and others may increase as advances in technology are made. Most of the Company's competitors have substantially greater financial and marketing resources and capabilities than the Company.

     Technology Rights. Although the Company owns patents on several of its technologies, the Company intends to rely primarily on confidentiality agreements to maintain the proprietary nature of a substantial portion of its technology. In addition, the Company may also seek patent protection in certain situations in the future, but the Company does not believe that patents are uniquely critical to the successful development of commercially viable processes. In general, the application of the patent laws to the Company's potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, the Company may not be able to protect those patents which have been issued. If the Company is unable to maintain the proprietary nature of its technologies, the Company's financial condition and results of operations could be materially and adversely affected.

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

     Sales and Marketing. The Company intends to market the TieTek(TM) crosstie and other related products in the United States as well as other parts of the world. To do so, the Company must either develop a sales force with technical expertise or license distribution rights to third parties with such expertise. There can be no assurance that the Company will be able to build such a sales force or find appropriate licensees or that sales and marketing efforts will be successful.

     Dependence on Key Personnel. To a material extent, the Company's future success is dependent upon the continued efforts of its President and Chief Executive Officer, Dr. Henry W. Sullivan. The Company does not have an employment agreement with Dr. Sullivan. The loss of the services of Dr. Sullivan would likely have a material adverse effect on the Company's business. The Company maintains keyman life insurance in the amount of $3,000,000 naming the Company as the beneficiary on Dr. Sullivan.

     Dividend Policy.   To date, the Company has paid no dividends on its shares
of Common Stock and does not intend to pay dividends in the foreseeable future.

     Classified Board; Delaware Anti-Takeover Law. The Company has classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the voting power of the Company's outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempt would be beneficial to the Company and its stockholders.

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

     Authorization and Discretionary Issuance of Preferred Stock. The Company's Certificate of Incorporation authorizes the issuance of up to an aggregate of 10,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. The Company has no present intention or need to issue such shares. However, there can be no assurance that additional shares of preferred stock of the Company will not be issued at some time in the future.



ITEM 2.  DESCRIPTION OF PROPERTY

     In November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas to be used for the production of the TieTek(TM) crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is $14,819.

The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001. The lessor has the obligation to construct a facility within six months of the Company's notice to exercise the option. The Company relocated its corporate headquarters into the offices at the manufacturing facility in August 1999 and began manufacturing and shipping its crossties from this facility in July 2000.

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



                                                   High Bid   Low Bid
                                                   --------   -------
          2000
          ----
       First Quarter.........................         $4.13     $1.94
       Second Quarter......................           $2.38     $1.25
       Third Quarter........................          $3.38     $1.56
       Fourth Quarter...........................      $2.22     $ .69

          1999
          ----
       First Quarter.........................         $3.50     $1.38
       Second Quarter......................           $3.25     $1.56
       Third Quarter........................          $4.19     $2.00
       Fourth Quarter...........................      $3.00     $2.00

__________________________

     The high and low bid prices for the Company's Common Stock are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

HOLDERS

     Records of the Company's stock transfer agent indicate that as of December 31, 2000, the Company had approximately 400 record holders of its Common Stock. Over 80% of the common shares are held in "street name" which leads management to believe that it is likely that the Company has a significant number of beneficial holders.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for working capital of the Company. The Company is precluded from paying dividends on the common stock by the terms of its outstanding Series F, Series G, Series H and Series I Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2000, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described under
Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 2000:

       Series H and I Convertible Preferred Stock. In 2000, the Company issued 8,102 shares of its Series H Shares and 5,340 shares of its Series I Shares for cash proceeds of $1,326,000 and payment to financial advisors of $18,210. These securities were issued to accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder.

     Convertible Notes. Also in 2000, the Company borrowed $415,000 from investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. These securities were issued to accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder.

     Common Stock. In 2000, the Company issued 442,425 shares of Common Stock upon conversion of 17,405 Series F Shares, 335,959 shares of Common Stock upon conversion of 4,357 Series G Shares, 73,461 shares of Common Stock in lieu of dividends and interest on converted Series F Shares, 51,934 shares of Common Stock in lieu of dividends and interest on converted Series G Shares, 1,000,000 shares of Common Stock upon the sale of such shares at $1.00 per share and 229,000 shares of Common Stock valued at $235,000 in lieu of minimum royalty payments. These securities were issued to institutional and other accredited investors in reliance upon section 3(a)(9) and 4(2) of the Securities Act and/or Regulation D thereunder. The Company paid commissions of $30,000 in connection with these transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND BASIS OF PRESENTATION

     The Company was incorporated on December 24, 1986 in the State of Delaware. The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, the Company incurred a net loss of $2,414,861. This net loss principally reflected the start-up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2000, the Company had a net working capital deficit of $1,143,161, including a cash balance of $145,229. During 2000, the Company incurred a cash flow deficit averaging approximately $200,000 per month. The deficit will likely decrease as production volumes increase in 2001. The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. Because of these recurring losses, the Company will require additional working capital to continue the commercialization of its TieTek(TM) crosstie until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations, or receives additional financing necessary to support the Company's working capital requirements. Due to these uncertainties, the report of the Company's independent public accountants for the year ended December 31, 2000 and 1999 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

     For the year ended December 31, 1999, the Company incurred a net loss of $3,049,600. This net loss principally reflected the pre-commercial operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 1999, the Company had a net working capital deficit of $580,977, including a cash balance of $284,498.

     During 2000 and 1999, the Company made significant progress towards commercial production of the TieTek(TM) crosstie, including the production of approximately 3,000 crossties in 2000 and approximately 1,000 in 1999, and the signing of a two year supply contract with Union Pacific Railroad for up to 250,000 ties. Currently, the Company is producing approximately 3,000 crossties per month and, in its current form, is capable of producing approximately 7,500 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 crossties per month would result in positive EBITDA and 18,000 crossties per month would result in pretax income.

     Historically, the Company has met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies.

     Over the past five years, the Company's principal source of capital has been through the issuance of Preferred Stock and Common Stock as follows:

     . In April and May 1996, the Company issued shares of Series F Shares and warrants for net cash proceeds of $6,550,000.

     . In March 1997, the Company issued shares of Series G Shares, Subseries I (the "Series G-I Shares") for net cash proceeds of $1,640,000.

     . From May through November 1998, the Company issued shares of Series G Shares, Subseries II (the "Series G-II Shares") for net cash proceeds of $1,975,000 and professional services of $25,000.

     . In March and May 1999, the Company issued shares of Series G Shares, Subseries III (the "Series G-III Shares") for net cash proceeds of $879,000.

     . In March and May 2000, the Company issued shares of Series H Shares for $810,200 in proceeds.

     . In May and June 2000, the Company issued 1,000,000 shares of Common Stock for $1,000,000 in proceeds.

     . In September 2000, the Company issued shares of Series I Shares for $534,000 in proceeds.

     The Series F Shares, Series G-I Shares, Series G-II Shares, and Series G-III Shares (collectively the "Series F and G Shares") are entitled to an annual cumulative dividend of 13.5% and are convertible into shares of the Company's Common Stock at conversion prices, as of March 10, 2001, of $3.15, $2.10, $.87, and $1.39 per share, respectively. The Series H Shares and Series I Shares are entitled to an annual cumulative dividend of 10% and are convertible into shares of the Company's Common Stock at conversion prices as of March 10, 2001 of $1.85 and $2.00, respectively. In accordance with the certificates of designation for the Series F and G Shares, the Company has deferred all preferred stock dividends, or satisfied such dividends through the issuance of additional shares of preferred stock. However, pursuant to the terms of the Series F and G Shares, the Company cannot defer dividends after April 5, 1999. In circumstances where the preferred is converted into Common Stock, the Company's Board of Directors has authorized the issuance of Common Stock in payment of dividends in arrears. Given the Company's financial condition, it is unlikely the Company will be in a position to pay cash dividends in the near future. Therefore, these dividends will accumulate, and must be paid prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future.

     Also in 2000, the Company borrowed $415,000 from investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. One of the notes payable totaling $100,000 is convertible at the lender's or borrower's option into shares of the Company's Common Stock at $1.85 and the other two notes payable totaling $315,000 are convertible at the lender's option into shares of the Company's Common Stock at $1.25.

     The Company anticipates that approximately $500,000 is needed for improvements to its initial production line, approximately $3,500,000 is needed to install its second production line and additional working capital of between $500,000 and $1,000,000 is required to achieve positive cash flow. Subsequent to fully funding these needs, the Company plans to seek an additional $3,500,000 to $5,000,000 to install a third production line, resulting in what management believes to be optimum total production capacity of 30,000 ties per month. As of the date of this Report, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all.

     During 2000, the Company used $1,946,801 in cash for its operating activities, reflecting primarily the net loss for the year of $2,414,861 adjusted for net non-cash expenses which were approximately $596,000.

     During 1999, the Company used $1,657,528 in cash for its operating activities, reflecting primarily the net loss for the year of $3,049,600 adjusted for net non-cash expenses which were approximately $1,400,000.

     During 2000, the Company used $779,034 in investing activities primarily for the purchase of equipment.

     In 1999, the Company used $201,104 in investing activities primarily for the purchase of equipment.

     Financing activities provided net cash to the Company of $2,626,566 during 2000. These funds were generated primarily by the sale of 13,442 shares of Series H and I Shares for cash proceeds of $1,326,000, services rendered of $18,210, sale of 1,000,000 shares of Common Stock for cash proceeds of $1,000,000 and short term convertible notes payable of $415,000.

     Financing activities provided net cash to the Company of $1,423,918 during 1999. These funds were generated primarily by the sale of 9,000 shares of Series G-III Shares for cash proceeds of $879,000 and services rendered of $21,000 and short term convertible notes payable of $567,500.

RESULTS OF OPERATIONS

ANALYSIS OF YEARS ENDED DECEMBER 31, 2000 ("2000") AND DECEMBER 31, 1999
("1999")

     The net loss of $2,414,851 for 2000 reflects a decrease of $634,739 from the net loss of $3,049,600 in 1999. This decrease is primarily a result of (1) the provision of a $682,000 reserve in 1999 for the uncertainty of collection of a note receivable as discussed in Note 4 of the Notes to Consolidated Financial Statements; (2) reduced interest expense of approximately $216,000; and (3) the provision for impairment of certain long-lived assets in 1999 of $163,210; offset by an increase in 2000 of approximately $267,000 and $175,000 in loss on sales and selling, general and administrative expenses, respectively.

     The net loss of $3,049,600 for 1999 reflects an increase of $316,739 from the net loss of $2,752,861 in 1998. This increase is primarily a result of (1) the provision of a $682,000 reserve for the uncertainty of collection of a note receivable as discussed in Note 4 of the Notes to Consolidated Financial Statements and (2) recognition of deemed interest of $246,000 in 1999 on the issuance of debt which is convertible into shares of the Company's Common Stock at a price less than market price on the date of issuance (See Note 8 of the Notes to Consolidated Financial Statements); offset by a decrease in 1999 of approximately $1,100,000 in selling, general and administrative expenses. In addition, in 1998 the Company recognized a gain of $440,000 on the sales of assets.

REVENUES

     The Company focused its resources in 2000 and 1999 on the commercialization of the TieTek(TM) composite railroad crosstie. Substantially all of the Company's revenues in 2000 and 1999 of $94,558 and $170,107, respectively, resulted from the sale of the TieTek(TM) crossties. As of December 31, 2000, the Company had 1,215 crossties in inventory that were sold in early 2001 to UPR.

COSTS AND GROSS MARGIN

     The 2000 and 1999 gross loss consists of the loss incurred from the sales of the TieTek(TM) crosstie. This loss reflects the costs associated with the production of approximately 1,600 TieTek(TM) crossties in 2000 and approximately 1,000 in 1999. The negative margin reflects the start-up costs, the small scale of the manufacturing runs, fees paid to a third party manufacturer, and the inability to make volume purchases of raw materials. The Company anticipated these losses, but believed the costs were necessary in order to allow the Company to demonstrate its ability to meet customer demand and to prepare the market for future purchase orders. In addition, production provided valuable design and operational information for the Company's manufacturing facility.
The Company's ability to improve its gross margin depends upon its ability to increase production volumes and production efficiencies and manage raw material purchases. The Company has built its new manufacturing line to utilize an automated molding system, hired experienced operating, engineering and purchasing personnel and is in the process of installing automated raw material handling and texturing processes. These actions have improved margins and are expected to result in acceptable margins as production volumes increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $174,898 to $1,931,076 in 2000 from $1,756,178 in 1999. This increase reflects primarily the addition of $74,549 in salaries and wages and $196,448 in consulting fees as the Company began production of the TieTek(TM) crosstie. A decrease in 2000 was experienced in depreciation and amortization - $162,281. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek(TM) crosstie.

     Selling, general and administrative expenses decreased $1,144,777 to $1,756,178 in 1999 from $2,900,955 in 1998. This decrease reflects primarily the reduction of $538,582 in salary and other employee related costs that were made possible by the implementation of the Company's strategy to focus its resources on the commercialization of the TieTek(TM) crosstie. As this strategy was implemented and certain of the Company's other technologies were licensed or sold, the administrative costs associated with those technologies were reduced or eliminated. Decreases in 1999 were experienced in amortization of $126,111; bad expense of $203,474 and lease expense of $210,882.

IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1999, the Company determined that an impairment of the Company's Riserclad technology and associated non-compete agreements had occurred. Accordingly, a valuation adjustment of $163,210 was recognized for the the year ended December 31, 1999 to write-down the Riserclad technology and non-compete agreements carrying values to approximately $99,000.

OTHER INCOME (EXPENSE)

     Other income/expense decreased $913,852 to a net other expense of $68,763 in 2000 from a net other expense of $982,615 in 1999. This decrease is a result of (1) the provision of a $682,000 reserve during 1999 for the uncertainty of collection of a note receivable as discussed in Note 4 of the Notes to Consolidated Financial Statements and (2) recognition of deemed interest of $246,000 in 1999 on the issuance of debt which is convertible into shares of the Company's Common Stock at a price less than market price on the date of issuance (see Note 8 of the Notes to Consolidated Financial Statements).

INCOME TAXES

     The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 2000 and 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are included in Items 13(a) and
(b) of this Report and are incorporated by reference thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company are listed below.


Name                              Age   Position
----                              ---   --------
Douglas C. Williamson              49   Chairman of the Board; Director for term
                                        expiring 2002
Henry W. Sullivan                  61   President and Chief Executive Officer of
                                        the Company; Director for term expiring
                                        2001
Edwin H. Knight                    48   Director for term expiring 2003
William C. Thompson                47   Director for term expiring 2002
Frank J. Vella                     58   Director for term expiring 2003
John N. Bingham                    47   Acting Chief Financial Officer of the
                                        Company

     All directors of the Company hold office for a term of three years or until their successors are duly elected and qualified. Executive officers and employees hold office at the pleasure of the Board of Directors. The Board of Directors met three times during 2000. All directors attended in 2000 at least 75% of the meetings of the Board and committees of which they are a member.

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

       Financial Audit:
               Douglas C. Williamson
               Frank J. Vella

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

     The membership of the Financial Audit Committee is designed to include a minimum of two directors. The Company's Chief Financial Officer serves as an ex-officio member of the committee and attends all meetings except the annual review of the Company's financial controls and accounting procedures with the Company's independent auditors. The Financial Audit Committee met once during 2000.

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

     The membership of the Compensation Committee is designed to include at least two outside (non-employee) directors. The Compensation Committee met twice during 2000.

       Additional information with respect to Item 9 is set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission for its 2001 Annual Meeting with Stockholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Information with respect to Item 10 is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 11 is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 12 is set forth in the Proxy Statement and is incorporated herein by reference.

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

C.   EXHIBITS

      Exhibit No.                 Description of Exhibit                               Manner of Filing
                        PLAN OF ACQUISITION, REORGANIZATION,
                        ARRANGEMENTS, LIQUIDATION OR SUCCESSION:

      2.1               Asset Purchase Agreement between Gaia        Incorporated by reference to the Current Report on
                        Technologies, Inc., Gaia Holdings, Inc.,     Form 8-K filed January 12, 1996 ("January 12, 1996
                        Thor Ventures, L.C. and Thor Industries,     8-K")
                        Inc. and the Company dated December 29,
                        1995

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



      Exhibit No.                 Description of Exhibit                               Manner of Filing
      4.6               Certificate of Designation of Cumulative     Incorporated by reference to the 1999 Form 10-KSB
                        Convertible Preferred Stock, Series G -
                        Subseries III


      4.7               Certificate of Designation of  Cumulative    Incorporated by reference to the 1999 Form 10-KSB
                        Convertible Preferred Stock, Series H

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

      10.7              Amendment to Stock Option Agreement          Incorporated by reference to the 1995 Form
                        of Donovan W. Boyd                           10-K

      10.8              Amendment to Stock Option Agreement          Incorporated by reference to the 1995 Form
                        of Judith Shields                            10-K

      10.9              Employment Agreement of Tim                  Incorporated by reference to the March 22,
                        Tarrillion dated February 7, 1995            1995 8-K

      10.10             Agreement between the Company and            Incorporated by reference to the 1997 Form
                        David M. Daniels dated as of                 10-KSB
                        December 31, 1997

      10.11             GAIA/Thor Royalty Agreement,                 Incorporated by reference to January 12,
                        entered into as of December 29,              1996 8-K
                        1995, by and among GAIA
                        Technologies, Inc., GAIA Holding,
                        Inc., Thor Ventures, L.C. and the
                        Company

      10.12             GAIA-TieTek License Agreement,               Incorporated by reference to January 12,
                        entered into as of December 29,              1996 8-K
                        1995, by and between GAIA
                        Technologies, Inc. and TieTek, Inc.



      Exhibit No.                 Description of Exhibit                               Manner of Filing
      10.13             Employment Agreement, entered into           Incorporated by reference to January 12,
                        as of December 29, 1995, between             1996 8-K
                        GAIA Technologies, Inc. and Henry
                        W. Sullivan

      10.14             Stock Option Agreement between               Incorporated by reference to January 12,
                        Henry W. Sullivan and the Company            1996 8-K
                        dated December 29, 1995

      10.15             Crosstie Purchase Option and Loan            Incorporated by reference to January 12,
                        Agreement by and among the Company           1996 8-K
                        and TieTek, Inc., William T.
                        Aldrich, J. Denny Bartell and Henry
                        W. Sullivan dated December 29, 1995

      10.16             Stock and Warrant Purchase                   Incorporated by reference to the 1995 Form
                        Agreement with respect to the                10-K
                        Series F Convertible Preferred Stock

      10.17             Stockholders' Agreement between the          Incorporated by reference to the 1995 Form
                        Company, certain members of its              10-K
                        management, and the Series F Holders

      10.18             Form of Warrant dated as of April            Incorporated by reference to the 1995 Form
                        5, 1996 issued to the Series F               10-K
                        Holders

      10.19             Stock Purchase Agreement dated               Incorporated by reference to the Form S-3
                        March 31, 1997 between the Company,
                        NationsBanc Capital Corporation and
                        Certain Investors

      10.20             Amendment to Stockholders' Agreement         Incorporated by reference to the Form S-3

      10.21             Form of Joinder to Stockholders'             Incorporated by reference to the June 30,
                        Agreement                                    1998 10-QSB

      10.22             Form of Stock Purchase Agreement             Incorporated by reference to the June 30,
                        for an Additional Closing dated as           1998 10-QSB
                        of May 21, 1998 by and among the
                        Company, its operating
                        subsidiaries, NationsBanc Capital
                        Corporation and certain other
                        Investors

      10.23             Agreement between the Company and            Incorporated by reference to the 1998 Form
                        Tim B. Tarrillion dated as of                10-KSB
                        December 23, 1998



      Exhibit No.                 Description of Exhibit                               Manner of Filing
      10.24             Amended and Restated Stock Option            Incorporated by reference to the 1998 Form
                        Agreement between Henry W. Sullivan          10-KSB
                        and the Company dated December 29,
                        1995

      10.25             Amended and Restated Stock Option            Incorporated by reference to the 1998 Form
                        Agreement between Judith Shields             10-KSB
                        and the Company dated February 23,
                        1995

      10.26             1999 Stock Incentive Plan                    Incorporated by reference to the 1998 Form
                                                                     10-KSB

      10.27             Incentive Stock Option Agreement             Incorporated by reference to the 1998 Form
                        between Henry W. Sullivan and the            10-KSB
                        Company dated February 22, 1999

      10.28             Professional Services Agreement              Incorporated by reference to the 1999 Form
                        between the Company and Russell L.           10-KSB
                        Allen dated as of  July 12,
                        1999

      10.29             Purchase Contract between the                Incorporated by reference to the 1999 Form
                        Company and the Union Pacific                10-KSB
                        Railroad dated as of  January 31,
                        2000

      10.30             Royalty Settlement Agreement dated           Incorporated by reference to Exhibit 10.41
                        as of June 8, 2000                           to the Company's Quarterly Report on Form
                                                                     10-QSB for the six months ended June 30,
                                                                     2000 (the "June 30, 2000 Form 10-QSB").

      10.31             Supply Agreement dated June 19, 2000         Incorporated by reference to Exhibit 10.42
                                                                     to the June 30, 2000 Form 10-QSB

      10.32             Memorandum of Understanding dated            Filed Herewith
                        March 1, 2001 between the Company
                        and ISCO Track Sleepers Ltd.

      10.33             Letter of Intent dated as of March           Filed Herewith
                        1, 2001 between the Company and
                        Owens Corning

      22                Subsidiaries of Registrant                   Incorporated by reference to the Form S-4

      23.1              Consent of BDO Seidman LLP                   Filed herewith


D.  REPORTS ON FORM 8-K

    There were no Current Reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated: March 30, 2001

                                    By:/s/ Henry W. Sullivan
                                       ---------------------
                                      Henry W. Sullivan
                                      Chief Executive Officer


                                    By:/s/John N. Bingham
                                       ------------------
                                      John N. Bingham
                                      Acting Principal Financial and Accounting
                                      Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                       Title                              Date
---------                       -----                              ----

/s/  Douglas C. Williamson      Chairman and Director              March 30, 2001
-----------------------------
Douglas C. Williamson

/s/ Henry W. Sullivan           Chief Executive Officer,           March 30, 2001
-----------------------------   President and Director
Henry W. Sullivan

/s/ Edwin H. Knight             Director                           March 30, 2001
-----------------------------
Edwin H. Knight

/s/ William C. Thompson         Director                           March 30, 2001
-----------------------------
William C. Thompson

/s/Frank J. Vella               Director                           March 30, 2001
-----------------------------
Frank J. Vella

                         INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----

NORTH AMERICAN TECHNOLOGIES GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS:
        Report of Independent Certified Public Accountants.................    F-2
        Consolidated Balance Sheets as of December 31, 2000 and 1999.......    F-3
        Consolidated Statements of Loss for the Years
           Ended December 31, 2000 and 1999................................    F-4
        Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 2000 and 1999..................    F-5
        Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2000 and 1999..........................    F-6
        Notes to Consolidated Financial Statements.........................    F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations and will require additional financing for capital expenditures and working capital to expand its production facility and support its crosstie business until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                        BDO SEIDMAN, LLP



Houston, Texas
March 2, 2001

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999


                                                                               2000        1999
                                                                               ----        ----
                                     ASSETS
                                     ------
Current Assets:

 Cash..................................................................    $  145,229   $  284,498
 Accounts receivable (Note 13).........................................        72,884          132
 Inventory (Note 3)....................................................       261,776       41,159
 Current portion of notes receivable (Note 4)..........................         7,503       20,000
 Prepaid expenses and other............................................        36,447       49,732
                                                                           ----------   ----------
   Total Current Assets................................................       523,839      395,521
Notes Receivable, Less Current Portion and Allowance (Note 4)..........        52,497      120,000
Property and Equipment, Less Accumulated
 Depreciation (Note 5).................................................     1,834,199    1,024,404
Patents and Purchased Technologies, Less Accumulated
 Amortization of $456,171 and $367,187.................................     1,301,582    1,390,567
Goodwill, Less Accumulated Amortization of $1,160,866 and $1,053,073...     1,619,151    1,726,945
Other..................................................................       166,184       73,056
                                                                           ----------   ----------
                                                                           $5,497,452   $4,730,493
                                                                           ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Notes payable (Note 6)................................................    $1,029,250   $  567,500
 Accounts payable......................................................       167,225      155,938
 Accrued compensation..................................................       250,440       68,920
 Other accrued expenses................................................       220,085      184,140
                                                                           ----------   ----------
   Total Current Liabilities...........................................     1,667,000      976,498
Deferred dividends payable on preferred stock (Note 8).................       106,168      164,851
                                                                           ----------   ----------
   Total Liabilities...................................................     1,773,168    1,141,349
                                                                           ----------   ----------
Commitments and Contingencies (Note 11)

Stockholders' Equity (Note 8):
 Preferred stock, $.001 par value, 10,000,000 shares authorized;
            140,265 and 148,585 shares issued..........................    14,026,478   14,858,477
 Common stock, $.001 par value, 50,000,000 shares
   authorized; 6,393,054 and 4,260,275 shares issued...................         6,393        4,261
 Additional paid-in capital............................................    33,161,412   29,471,037
 Deficit...............................................................   (43,469,999) (40,744,631)
                                                                           ----------   ----------
 Total Stockholders' Equity............................................     3,724,284    3,589,144
                                                                           ----------   ----------
                                                                         $  5,497,452  $ 4,730,493
                                                                         ============  ===========
                 See accompanying notes to consolidated financial statements



                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF LOSS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999





                                                                  2000           1999
                                                              -----------    -----------

Revenues (Note 13).........................................   $    94,558    $   170,107

Cost of Revenues...........................................       509,580        317,704
                                                              -----------    -----------

   Gross Loss..............................................      (415,022)      (147,597)

Selling, General and Administrative Expenses (Note 11).....     1,931,076      1,756,178
                                                              -----------    -----------

   Operating loss before valuation adjustment..............    (2,346,098)    (1,903,775)

Impairment of certain long-lived assets (Note 14)..........             -       (163,210)
                                                              -----------    -----------

   Operating loss..........................................    (2,346,098)    (2,066,985)
                                                              -----------    -----------

Other Income (Expense):
 Interest income...........................................        48,391         43,056
 Interest expense (Note 6).................................      (126,973)      (342,687)
 Other  (Note 4)...........................................         9,819       (682,984)
                                                              -----------    -----------

Total Other Income (Expense) - Net.........................       (68,763)      (982,615)
                                                              -----------    -----------

 Net Loss..................................................   $(2,414,861)   $(3,049,600)
                                                              ===========    ===========

Net Loss Per Share (Notes 1 and 8):
 Net Loss Per Common Share - Basic and Assuming Dilution...         $(.85)        $(1.44)
                                                              ===========    ===========
 Weighted Average Number of Common
   Shares Outstanding......................................     5,611,450      3,671,913
                                                              ===========    ===========

                 See accompanying notes to consolidated financial statements


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                             PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                         -----------------------   --------------------     PAID-IN
                                          SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL         DEFICIT        TOTAL
                                         --------   ------------   ---------   --------   ------------   -------------  ------------

BALANCE, December 31, 1998............   147,468    $14,746,815    3,558,502     $3,559   $26,979,759    $(36,934,862)  $ 4,795,271
Sale of Series G preferred stock......     9,000        900,000            -          -             -               -       900,000
Issuance of common stock upon
   conversion of Series F and
   G preferred stock..................   (13,102)    (1,310,204)     445,205        445     1,309,759               -             -
Issuance of preferred stock in lieu of
   cash dividends.....................     5,219        521,866            -          -             -        (521,866)            -
Dividends on preferred stock..........         -              -            -          -             -         (10,276)      (10,276)
Issuance of common stock upon
   conversion of dividends
   in arrears.........................         -              -       35,552         36        96,746         (96,782)            -
Issuance of common stock upon
   conversion of note payable
   and accrued interest...............         -              -      182,875        183       505,788               -       505,971
Issuance of common stock upon
   conversion of deferred dividends
   and accrued interest...............         -              -       38,141         38       244,838               -       244,876
Deemed dividends on preferred stock...         -              -            -          -       131,245        (131,245)            -
Costs associated with equity
 transactions.........................         -              -            -          -       (43,582)              -       (43,582)
Deemed interest on convertible notes..         -              -            -          -       246,484               -       246,484
Net loss for the year.................         -              -            -          -             -      (3,049,600)   (3,049,600)
                                         -------    -----------    ---------     ------   -----------    ------------   -----------
        BALANCE, December 31, 1999....   148,585     14,858,477    4,260,275      4,261    29,471,037     (40,744,631)    3,589,144
Sale of Series H preferred
 stock................................     8,102        810,210            -          -             -               -       810,210
Sale of Series I preferred
 stock................................     5,340        534,000            -          -             -               -       534,000
Sale and issuance of common
 stock................................         -              -    1,229,000      1,229     1,233,725               -     1,234,954
Issuance of common stock upon
 conversion
 of Series F and G preferred
  stock...............................   (21,762)    (2,176,209)     778,384        778     2,175,431               -             -
Issuance of common stock upon
 conversion
 of dividends in arrears and accrued
  interest............................         -              -      106,966        107       279,742        (269,589)       10,260
Issuance of common stock upon
 conversion
 of deferred dividends and accrued
  interest............................         -              -       18,429         18        72,691               -        72,709
Costs associated with equity
 transactions.........................         -              -            -          -      (132,644)              -      (132,644)
Deemed dividends on preferred stock...         -              -            -          -        40,918         (40,918)            -
Deemed interest on convertible note...         -              -            -          -        20,512               -        20,512
Net loss for the period...............         -              -            -          -             -      (2,414,861)   (2,414,861)
                                         -------    -----------    ---------     ------   -----------    ------------   -----------
         BALANCE, December 31, 2000...   140,265    $14,026,478    6,393,054     $6,393   $33,161,412    $(43,469,999)  $ 3,724,284
                                         =======    ===========    =========     ======   ===========    ============   ===========

                                    See accompanying notes to consolidated financial statements


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                          INCREASE (DECREASE) IN CASH



                                                                      2000           1999
                                                                  -----------    -----------
Cash flows from operating activities:
 Net loss......................................................   $(2,414,861)   $(3,049,600)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Impairment of long-lived assets............................             -        163,210
    Depreciation and amortization..............................       266,018        388,225
    Royalty expense............................................       234,954              -
    (Gain) loss on disposition of equipment and other assets...             -          1,950
    Provision for bad debts....................................        20,000        681,900
    Interest on converted note payable.........................             -          5,971
    Issuance of note payable for compensation..................        30,000              -
    Deemed interest, convertible notes payable.................        20,512        246,484
    Accrued interest payable on deferred dividends.............        24,286         43,971
    Changes in assets and liabilities:
     Accounts receivable.......................................       (72,752)         5,485
     Inventories...............................................      (220,617)       145,624
     Prepaid expenses and other current assets.................        13,285         34,609
     Other assets..............................................       (93,128)        (6,700)
     Accounts payable and accrued expenses.....................       245,502       (318,657)
                                                                  -----------    -----------

     Net cash used in operating activities.....................    (1,946,801)    (1,657,528)
                                                                  -----------    -----------

Cash flows from investing activities:
 Decrease in notes receivable..................................       100,000         44,739
 Payments relating to patents..................................             -        (40,186)
 Purchase of property and equipment............................      (879,034)      (205,657)
                                                                  -----------    -----------

     Net cash used in investing activities.....................      (779,034)      (201,104)
                                                                  -----------    -----------

Cash flows from financing activities:
 Sale of preferred stock.......................................     1,326,000        879,000
 Sale of common stock..........................................     1,000,000              -
 Proceeds from convertible notes payable.......................       415,000        567,500
 Payment for costs and fees of equity issuances................      (114,434)       (22,582)
                                                                  -----------    -----------

     Net cash provided by financing activities.................     2,626,566      1,423,918
                                                                  -----------    -----------

Net decrease in cash...........................................      (139,269)      (434,714)
Cash beginning of year.........................................       284,498        719,212
                                                                  -----------    -----------

Cash end of year...............................................   $   145,229    $   284,498
                                                                  ===========    ===========

                 See accompanying notes to consolidated financial statements


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

  North American Technologies Group, Inc. ("NATK"), was incorporated on December 24, 1986 in the State of Delaware. The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. North American Technologies Group, Inc. and its subsidiaries are referred to herein as the Company. Its principal business is the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary, TieTek, Inc.

INVENTORIES

  Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods include raw material costs, direct labor, and applied overhead.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Fixed assets are depreciated by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes over their estimated useful lives, ranging from three to fifteen years.

PATENTS, PURCHASED TECHNOLOGIES AND GOODWILL

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

LOSS PER COMMON SHARE

  The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include:
(i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that at the date of issuance is less than the market price of the Company's common stock. For the years ended December 31, 2000 and 1999 net loss applicable to common stockholders is as follows:



                                                                 2000           1999
                                                             -----------    -----------

          Net loss........................................   $(2,414,861)   $(3,049,600)
          Dividends on preferred stock....................      (269,589)      (628,924)
          Accumulated dividends in arrears................    (2,028,165)    (1,474,271)
          Deemed dividends on preferred stock.............       (40,918)      (131,245)
                                                             -----------    -----------
             Net loss applicable to common stockholders...   $(4,753,533)   $(5,284,040)
                                                             ===========    ===========

  Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2000 and 1999, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2000, these securities include vested options and warrants on 502,161 and 1,038,889 shares of common stock, respectively, and convertible debt and preferred stock convertible into 562,838 and 6,883,243 shares of common stock, respectively. For the year ended December 31, 1999, these securities included options and warrants on 344,996 and 1,163,892 shares of common stock, respectively, convertible debt and preferred stock convertible into 306,756 and 6,243,369 shares of common stock, respectively.

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

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments include notes receivable and notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates are similar to other financial instruments with similar credit risks and terms.

CONCENTRATION OF CREDIT RISK

  For the year ended December 31, 2000 and thereafter, the Company will extend credit to its customers primarily in the railroad industry. See Note 13 for major customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"), as amended by SFAS 137 and 138. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000 with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS 133 is expected to have no effect on the Company's financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of our fiscal year. Adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

  In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues, including: a) the definition of employee for purposes of applying Opinion No. 25; b) the criteria for determining whether a plan qualifies as a non-compensatory plan; c) the accounting consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award; and d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adopting of FIN 44 to have a material impact on its financial position or results of operation.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

  For the years ended December 31, 2000 and 1999, the Company incurred net losses of $2,414,861 and $3,049,600, respectively, and had an accumulated deficit of $43,469,999 at December 31, 2000. Because of these recurring losses, the Company will require additional financing for capital expenditures and working capital to expand its production facility and support its crosstie business until the Company achieves a level of revenues adequate to generate sufficient cash flows from its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  Management is currently in negotiations with certain potential investors and strategic partners regarding an investment in the Company. As of the date of this report, no definitive agreement has been reached and there can be no assurance that the transaction will be completed.

  To the extent that funds generated from operations, existing working capital resources and a possible financing discussed above are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.


NOTE 3 - INVENTORIES

     At December 31, inventories consisted of the following:

                             2000       1999
                         --------    -------
     Raw materials....   $177,860    $36,682
     Finished goods...     83,916      4,477
                         --------    -------
                         $261,776    $41,159
                         ========    =======

NOTE 4 - NOTES RECEIVABLE

     At December 31, notes receivable consisted of the following:


                                                                               2000         1999
                                                                           --------   ----------
     Notes receivable from the sale of certain assets of EET, net (a)...   $ 50,000   $  761,900
     Notes receivable from sale of certain assets of RII, net (b).......    250,860      250,860
                                                                           --------   ----------
                                                                            300,860    1,012,760
     Less allowance.....................................................    240,860      872,760
                                                                           --------   ----------
                                                                             60,000      140,000
     Less current portion...............................................      7,503       20,000
                                                                           --------   ----------
                                                                           $ 52,497   $  120,000
                                                                           ========   ==========

  (a) In March 1998, the Company sold certain assets to an unrelated company. As a part of the consideration for this transaction the Company received two notes with original principal balances totaling $800,271, which were secured by the technology sold. The first promissory note had an original principal balance of $363,436, bore interest at 6% per annum, and was payable in twelve quarterly payments beginning September 30, 1998. The second promissory note had an original principal balance of $436,835, bore interest at 9-1/2% per annum, and was payable in twelve annual payments beginning September 30, 2001. In addition to the regularly scheduled quarterly payments, the purchaser was required to make payments equal to 10% of amounts it has invoiced in any quarter in excess of $100,000. Because of the uncertainty of collection, the Company provided an allowance of $681,900 as of December 31, 1999. In December 2000, the notes were renegotiated, resulting in a $100,000 payment upon execution and $50,000 payable in two $25,000 installments in 2001. The Company recorded $20,000 in other income in 2000 and provided an allowance of $50,000 for the balance due in accordance with the renegotiation.

  (b) In November 1997, the Company sold certain assets and licensed its Riserclad technology to an unrelated company which included the former president of RII. As a part of the consideration for this transaction, the Company received (i) a note receivable in the principal amount of $301,960, and (ii) a note receivable in the principal amount of $100,000. The note receivable with an original principal balance of $301,960 was non-interest bearing for two years, and bore interest at 6% per annum thereafter. The Company previously collected $111,100 on this note receivable and the remaining principal balance of $190,860 was fully reserved because the ultimate collection of the amount was primarily dependent on the sale of certain inventories by the purchaser which have been located for over one year in a foreign country that was experiencing political unrest. The note receivable with an original principal balance of $100,000 bore interest at 6% per annum and was payable in five equal annual installments of $20,000, plus interest, beginning in December 1998. In February 2001, the Company agreed to forgive the $190,860 due, which was fully reserved and agreed to receive a 5% royalty payment until the other note is retired and, thereafter, a 3% royalty until December 31, 2010.


NOTE 5 - PROPERTY AND EQUIPMENT

     At December 31, major classes of property and equipment consisted of:

                                           2000         1999
                                        ----------   ----------

     Machinery and equipment.........   $1,965,463   $1,086,429
     Furniture, fixtures and other...      122,398      122,398
                                        ----------   ----------
                                         2,087,861    1,208,827
     Less accumulated depreciation...      253,662      184,423
                                        ----------   ----------
                                        $1,834,199   $1,024,404
                                        ==========   ==========

NOTE 6 - NOTES PAYABLE

     In 2000, the Company borrowed an additional $415,000 from investors in three separate transactions. In January 2000, the Company borrowed $165,000 from a private entity and issued an unsecured convertible note bearing interest at 10% and maturing one year from the date of issuances. Since the conversion rate at the time of issuance of the note was below the market price of the Company's common stock, the Company recorded deemed interest in the amount of $20,512. In September 2000, the Company borrowed an additional $100,000 from a private entity and extended the maturity date for an existing unsecured convertible note for $167,500 plus interest of $16,750 to September 1, 2001. All of these notes are convertible into shares of Company common stock at $1.85. In December 2000, the Company borrowed $150,000 from the Chairman of the Board of Directors. The convertible note bears an interest rate of 10% and is due in one year. This note is convertible into Company common stock at $1.25 per share.

     In addition, during 2000, the Company (a) extended the maturity date on a $150,000 note from October 1, 2000 to December 31, 2001 and reduced the conversion price to $1.25 per common share and (b) extended the maturity date on a $250,000 note from December 31, 2000 to December 31, 2001 and reduced the conversion price to $1.25 per common share.

     On January 31, 2000, the Board of Directors approved the issuance of a $30,000 note payable to the President of the Company for compensation. The note payable bears interest at 5% per annum. Interest expense for the year ended December 31, 2000 totaled $1,375.

     In 1999, the Company borrowed $567,500 from investors in three separate transactions and issued three unsecured convertible notes bearing interest at 10% and maturing one year from date of issuance. The notes payable matured as follows (1) $167,500 on September 9, 2000; (2) $150,000 on October 1, 2000 and
(3) $250,000 on December 31, 2000. See discussion above regarding new terms of these notes. The lender of the $250,000 is an individual that has a representative on the Board of Directors of the Company (see Note 7).

     See Note 8 for discussion regarding the recording of deemed interest due to the beneficial conversion rate of the notes payable issued during 1999.


NOTE 7 - RELATED PARTY TRANSACTIONS

     In December 2000, the Company borrowed $150,000 from the Chairman of the Board of the Company (see Note 6).

     During 2000, the Company issued a $30,000 note payable to the President of the Company (see Note 6).

     In December 1999, the Company borrowed $250,000 from an investor group that has one representative on the Company's Board of Directors (see Note 6).


NOTE 8 - STOCKHOLDERS' EQUITY

Series F and G Cumulative Convertible Preferred Stock

  Dividends accrue on the Series F and G shares at a per annum rate of $13.50 per share and are payable semi-annually. Until April 5, 1999, the Company could elect to defer the payment of dividends, in which case, each holder could elect to either: (i) have such deferred dividends accrue interest at a per annum rate of 13.5%, or; (ii) receive payment of the dividend in the form of additional Series F or G shares. After April 5, 1999, the dividends, if declared, must be paid in cash. The dividends are payable only when declared by the Board of Directors out of funds legally available. No dividends have been declared since April 5, 1999. At December 31, 2000 cumulative dividends in arrears on preferred stock were $3,209,906. During 2000, certain holders of preferred stock possessing the right to receive $269,589 of dividends in arrears elected, in conjunction with their conversion of preferred stock to common stock, to receive common stock of the Company in lieu of such dividends. During 1999, the Company paid dividends (i) on the Series F shares totaling $393,622 of which $384,843 was paid by issuance of 3,849 shares of Series F preferred stock, and $8,778 was deferred as a dividend payable, and (ii) on the Series G shares totaling $ 138,521, of which $137,023 was paid by issuance of 1,370 shares of Series G preferred stock, and $1,498 was deferred as a dividend payable.

  The holders of the Series F and G shares have certain liquidation preferences. As of December 31, 2000, the Series F, Series G Subseries I, Series G Subseries II and Series G Subseries III shares were convertible into the Company's common stock at the option of the holder using a conversion rate of $3.15, $2.10, $.87 and $1.39 per share, respectively. In 2000, holders of 17,405 Series F shares with a face amount of $1,740,520 converted their holdings into 442,425 shares of the Company's common stock and holders of 4,357 Series G shares with a face amount of $435,689 converted their holdings into 335,959 shares of the Company's common stock. In 1999, holders of 10,560 Series F shares with a face amount of $1,055,969 converted their holdings into 248,647 shares of the Company's common stock and holders of 2,542 Series G shares with a face amount $254,235 converted their holdings into 196,558 shares of the Company's common stock. On or after April 8, 2001, the Series F and G shares can be converted at the holder's option using the lesser of (a) the current conversion price; or (b) a calculated value utilizing a discount to the market price, as defined. Subject to certain conversion rights, the Company may redeem the Series F and G shares at a face value on or after April 8, 2004.

  Each Series F and G share entitles the holder to voting privileges equal to the number of shares of common stock into which such share may be converted from time to time. In addition, the F and G holders have the right to nominate four positions to a nine-member board of directors.

  The preferred stock purchase agreements and the certificates of designation for the Series F and G shares contain covenants which, if breached by the Company, provide for certain remedies. Certain of these covenants are considered outside of the Company's control. These covenants include, among other things, that the Company obtain a minimum net worth, as defined in the agreement, by December 31, 2000. The Company has obtained a permanent waiver for this covenant from the required percentage of holders of the Series F and Series G preferred stock. For breach of these covenants the remedy allows the Series F and G holders to convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the applicable conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined. The stock purchase agreement also contains certain covenants that are considered within the control of the Company. These covenants, among other things, require the delivery of financial information and restrict the Company from incurring additional debt if, immediately upon incurrence of such debt, the Company's debt to equity ratio exceeds a certain ratio, as defined by the agreement. For breach of these covenants the remedies allow the Series F and G holders to elect a majority of the Company's Board of Directors and to either (1) convert their shares into the Company's common stock using a conversion rate computed as the lesser of (a) the conversion price, as adjusted; or (b) a calculated value utilizing a discount to the market price, as defined; or (2) request the Company to redeem their shares. If the Series F and G holders elect redemption, the shares will be redeemed at the greater of (a) the fair market value, as defined; or (b) the initial purchase price, plus unpaid dividends and interest, if any. At the Company's option, the shares may be redeemed with cash or a three-year promissory note.

Series H and I Cumulative Convertible Preferred Stock

     In March 2000, the Company issued 7,752 shares of its Series H Convertible Preferred Stock (Series H) for cash proceeds of $757,000 and $18,210 in services of a financial advisor; and in May 2000, issued an additional 350 shares for cash proceeds of $35,000. The Series H earns a dividend of 10% per annum, is convertible into the Company's common stock at $1.85 per share and has certain liquidation preferences. In connection with the sale of the Series H shares, the Company recognized deemed dividends of $40,918. In September 2000, the Company issued 5,340 shares of its Series I Convertible Preferred Stock (Series
I) for cash proceeds of $534,000. The Series I earns a dividend of 10% per annum, is convertible into the Company's common stock at $2.00 per share and has certain liquidation preferences. At December 31, 2000, cumulative dividends in arrears for the Series H and Series I totaled $65,449 and $16,093, respectively.

Preferred Stock and Debt Convertible at a Discount to Market

  The Company has issued preferred stock and debt which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance. As a result the Company has recorded, at the time of issuance, "deemed dividends" and "deemed interest" equal to the amount of the discount. The deemed dividends and interest are computed by taking the difference between the conversion rate, as defined, and the per share market value of the Company's common stock on the date of the issuance. The Company recognized deemed dividends totaling

$40,918 and $131,245 during the years ended December 31, 2000 and 1999, respectively and $20,512 and $246,484 of deemed interest during the years ended December 31, 2000 and 1999, respectively.

Common Stock

  In June 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation reducing the number of authorized shares of the Company's common stock from 100,000,000 to 50,000,000.

  In May and June 2000, the Company issued 1,000,000 shares of common stock in a private transaction. The issue price was $1.00 per share.

  In September 2000, the Company issued 229,000 shares of common stock to owners of the TieTek Royalty (see Note 11).

  At December 31, 2000, the Company had common stock reserved for future issuance as follows:

                                       Shares
                                      ---------

  Conversion of preferred stock....   6,883,243
  Stock warrants outstanding.......   1,038,889
  Stock options outstanding........     809,166
  Conversion of convertible debt...     562,838
                                      ---------
                                      9,294,136
                                      =========

NOTE 9 - STOCK OPTIONS AND WARRANTS

     In May 1999 shareholders approved the adoption of the 1999 Stock Incentive Plan. This plan authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued and outstanding and reserved common shares of which a maximum of 1,000,000 may be incentive stock
options.   The Company granted 402,500 options during 2000 under the 1999 Plan, of which 382,500 remained outstanding at December 31, 2000. Also outstanding at December 31, 2000 were 426,666 options previously granted by the Board of Directors and 1,038,889 warrants issued in connection with financing transactions.

     The Company accounts for stock options issued to employees and independent directors in accordance with APB opinion 25, "Accounting for Stock Issued to Employees".

     SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999 as follows:

                                 2000       1999
                                 ----       ----

     Dividend yield........         0%         0%
     Expected volatility...        51%        73%
     Risk free interest....         6%         5%
     Expected lives........    4 years    4 years

     During 1999, certain options previously granted had a modification of their exercise price which constitutes a new issuance of options in accordance with SFAS 123. Accordingly, these options were revalued at the date of the modifications in accordance with SFAS 123. The modified exercise price equaled or exceeded the market price per share at the modification date, accordingly, no compensation was recorded.

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:



                                                                   2000            1999
                                                           ------------     -----------
          Net loss applicable to common stockholders
            As reported (Note 1).......................    $(4,753,533)     $(5,284,040)
                                                           ============     ===========
            Pro forma..................................    $ (4,932,302)    $(5,321,825)
                                                           ============     ===========
          Loss per share...............................
            As reported................................    $       (.85)    $     (1.44)
                                                           ============     ===========
            Pro forma..................................    $       (.88)    $    (1.45)
                                                           ============     ===========

     A summary of the status of the Company's stock options to employees and directors as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:



                                                         2000                    1999
                                                 --------------------    --------------------
                                                            Weighted-               Weighted-
                                                              Average                 Average
                                                             Exercise                Exercise
                                                  Shares        Price     Shares        Price
                                                 -------       ------    -------       ------
     Outstanding at beginning of year.........   469,999       $ 6.23    330,556       $ 8.38
     Granted..................................   402,500         1.83    153,610         3.11
     Expired or forfeited.....................   (63,333)       (7.26)   (14,167)       (4.76)
                                                 -------       ------    -------       ------
     Outstanding at end of year...............   809,166       $ 3.96    469,999       $ 6.30
                                                 =======       ======    =======       ======
     Options exercisable at year-end..........   502,161       $ 5.11    344,996       $ 7.37
                                                 =======       ======    =======       ======
     Weighted-average fair value of options
      granted during the year.................                 $  .84                  $ 1.44
                                                               ======                  ======


     The following table summarizes information about fixed stock options outstanding to current or former employees and directors at December 31, 2000:


                                           Weighted
                                           Average
                                          Remaining     Weighted                Weighted
                             Number      Contractual    Average      Number      Average
            Exercise       Outstanding       Life       Exercise   Exercisable   Exercise
             Price         at 12/31/00     (Years)       Price     at 12/31/00    Price
            --------        -----------   ------------   --------   -----------   --------
               $ 1.13            10,000          9.94      $ 1.13         4,000     $ 1.13
               $ 1.25           210,000          9.94      $ 1.25        84,000     $ 1.25
               $ 1.44            12,500          9.40      $ 1.44         5,000     $ 1.44
               $ 1.63            20,000          9.28      $ 1.63         8,000     $ 1.63
               $ 2.75           130,000          9.09      $ 2.75        52,000     $ 2.75
               $ 3.00           122,500          8.27      $ 3.00        44,995     $ 3.00
               $ 4.50           122,221          5.94      $ 4.50       122,221     $ 4.50
               $ 6.75            33,333          2.00      $ 6.75        33,333     $ 6.75
               $ 9.00           136,112          5.50      $ 9.00       136,112     $ 9.00
               $11.25           11,111           1.00      $11.25        11,111     $11.25
               $22.50            1,389           4.00      $22.50         1,389     $22.50
           -------------       -------          ----       ------       -------     ------
           $1.13 - 22.50       809,166          6.93       $ 3.96       502,161     $ 5.11
           =============       =======          ====       ======       =======     ======


     In connection with the stock warrants issued primarily in connection with financing transactions, the Company had 1,038,889 stock warrants outstanding at December 31, 2000, of which all are currently exercisable. These warrants have an exercise price of $4.00 or as adjusted, which equaled or exceeded the market price per share at the date of grant, and expire in 2004.


NOTE 10 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

  The components of deferred income tax assets at December 31, were as follows:


                                             2000            1999
                                         ------------    ------------
Deferred tax assets
 Net operating loss carryforwards.....   $ 10,130,000    $ 9,103,000
 Capital loss carryforwards...........        227,000        227,000
 Patents and purchased technologies...         85,000        165,000
 Bad debt provisions..................         82,000        296,000
 Other................................         13,000         11,000
                                         ------------    -----------
Gross deferred tax assets.............     10,537,000      9,802,000
                                         ------------    -----------
Deferred tax liabilities
  Property and equipment..............        (73,000)             -
  Goodwill............................        (61,000)       (49,000)
                                         ------------    -----------
Gross deferred tax liabilities........       (134,000)       (49,000)
                                         ------------    -----------
Net deferred tax asset................     10,403,000      9,753,000
Valuation allowance...................    (10,403,000)    (9,753,000)
                                         ------------    -----------
   Net deferred tax assets............   $          -    $         -
                                         ============    ===========

     At December 31, 2000 and 1999, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $29,794,000 which, if not utilized, will expire as follows:

      YEAR ENDED
     December 31,      AMOUNT
     ------------      ------
        2001....   $   103,000
        2002....       391,000
        2003....       376,000
        2004....       455,000
        2005....       113,000
        2006....       298,000
        2007....       295,000
        2008....     1,669,000
        2009....     3,138,000
        2010....     3,799,000
        2011....     4,774,000
        2012....     6,135,000
        2018....     2,171,000
        2019....     2,521,000
        2020....     3,556,000
                   -----------
                   $29,794,000
                   ===========

  The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses.


NOTE 11- COMMITMENTS AND CONTINGENCIES

  The Company rents equipment and facilities under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 2000 and 1999 total approximately $234,000 and $194,000, respectively.

  During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the railroad crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is currently $14,819. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. The Company has an option to lease an additional 2-1/2 acres and up to 50,000 square feet of additional building space through December 31, 2001.

  Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

                                              Amount
                                             ---------

              2001......................      $182,840
              2002......................       182,840
              2003......................       182,840
              2004......................        49,460
                                              --------
                                              $597,980
                                              ========

     In December 1997, in association with the acquisition of TieTek, Inc., the Company entered into a fifteen-year royalty agreement (TieTek Royalty Agreement) providing for royalty payments calculated on gross profits of TieTek payable to the former owners of TieTek. One of the former owners is a director and officer of the Company and another is a former director of the Company. The TieTek Royalty Agreement provides for the payment of an alternate minimum royalty beginning March 1999 in the event the Company does not expeditiously proceed with the construction of a plant as defined in the royalty agreement. In October 1999, the Company was informed by certain royalty holders that they disagree with the Company's interpretation of the royalty agreement and believe that an alternate minimum royalty is due and have requested that it be paid. During 2000, the Company paid $50,000 and issued 229,000 shares of its common stock valued at $234,954 to the royalty owners in exchange for satisfaction of all alternative minimum royalty payments contemplated in the original agreement.

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance.


NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 31, 2000 and 1999, the Company paid interest totaling approximately $4,000 and $53,000, respectively.

During the year ended December 31, 2000, the Company had the following non-cash transactions:

        (a)  The holders of Series F shares totaling 17,405 shares, with face value of
             $1,740,520, converted their holdings into 442,425 shares of the Company's common stock.
        (b)  The holders of Series G shares totaling 4,357 shares with face value of
             $435,689 converted their holdings into 335,959 shares of the Company's common stock.
        (c)  The Company issued 18,429 shares of common stock in lieu of the payment of deferred dividends totaling $72,709.
        (d)  The Company issued 4,483 shares of common stock in lieu of the payment of interest on deferred dividends totaling $10,260.
        (e)  The Company recognized deemed dividends of $40,918 on its Series H preferred stock.
        (f)  Certain holders of preferred stock possessing the right to receive dividends in arrears totaling $269,589 were issued 102,483 shares of the
             Company's common stock in lieu of receiving such dividends.
        (g)  The company issued 182 Series H preferred stock for $18,210 of professional services rendered.
        (h)  The Company recognized deemed interest of $20,512 on its convertible notes payable.
        (i)  The Company issued 229,000 shares of its common stock valued at $234,954 to certain royalty owners.
        (j)  On entering into a new note payable agreement with a lender, the Company included $16,750 of previously accrued interest in the new note balance.
        (k)  The Company issued a $30,000 note payable to its President for compensation.

During the year ended December 31, 1999, the Company had the following non-cash transactions:

        (a)  The holders of Series F shares totaling 10,560 shares, with face value of
             $1,055,969, converted their holdings into 248,647 shares of the Company's common stock.
        (b)  The holders of Series G shares totaling 2,542 shares, with face value of
             $254,235, converted their holdings into 196,558 shares of the Company's common stock.
        (c)  The Company issued 3,849 Series F shares in payment of dividends totaling
             $384,843.
        (d)  The Company issued 1,370 Series G shares in payment of dividends $137,023.
        (e)  The Company recognized deemed dividends of $131,245 on its Series G
             Subseries III preferred stock.
        (f)  The Company accrued dividends totaling $10,276 on its Series F and Series G shares.
        (g)  The Company issued 182,875 shares of the Company's common stock for conversion of a note payable and accrued interest totaling $505,971.
        (h)  Certain holders of preferred stock possessing the right to receive dividends in arrears totaling $96,782 were issued 35,552 shares of the
             Company's common stock in lieu of receiving such dividends.
        (i)  Certain holders of preferred stock possessing the right to receive deferred dividends and accrued interest for Series F and G totaling $244,876 were issued 38,141 shares of the Company's common stock in lieu of receiving such dividends.
        (j)  The Company recognized deemed interest of $246,484 on its convertible notes payable.
        (k)  The Company issued 210 shares of Series G, Subseries III, preferred stock for $21,000 of professional fees.


NOTE 13 - MAJOR CUSTOMERS

     For the year ended December 31, 2000, the Company had sales to two customers that represented 76% and 16% of total revenues, respectively. For the year ended December 31, 1999, the Company had sales to three customers that represented 41%, 29% and 18% of total revenues, respectively.

  At December 31, 2000 substantially all accounts receivable were due from the customer that represented 76% of the Company's sales for 2000.


NOTE 14 - IMPAIRMENT OF CERTAIN LONG-LIVED ASSETS

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), management reviews long-lived and intangible assets whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. During 1999, the Company determined based on an analysis of expected future minimum royalty payments that an impairment of the Company's Riserclad technology and associated non-compete agreements had occurred. Accordingly, a valuation adjustment of $163,210 has been recognized in the accompanying statement of loss for the year ended December 31, 1999 to write-down the Riserclad technology and non-compete agreements carrying values to approximately $99,000.