Form 10KSB/A
period 2000-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2001-04-06
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB/A

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

     During 2000, the Company used $1,986,801 in cash for its operating activities, reflecting primarily the net loss for the year of $2,414,861 adjusted for net non-cash expenses which were approximately $596,000.

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

Dated: April 6, 2001

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


Signature                       Title                              Date
---------                       -----                              ----

/s/  Douglas C. Williamson      Chairman and Director              April 6, 2001
-----------------------------
Douglas C. Williamson

/s/ Henry W. Sullivan           Chief Executive Officer,           April 6, 2001
-----------------------------   President and Director
Henry W. Sullivan

/s/ Edwin H. Knight             Director                           April 6, 2001
-----------------------------
Edwin H. Knight

/s/ William C. Thompson         Director                           April 6, 2001
-----------------------------
William C. Thompson

/s/Frank J. Vella               Director                           April 6, 2001
-----------------------------
Frank J. Vella

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
                                         =======    ===========    =========     ======   ===========    ============   ===========

                                    See accompanying notes to consolidated financial statements


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                          INCREASE (DECREASE) IN CASH



                                                                      2000           1999
                                                                  -----------    -----------
Cash flows from operating activities:
 Net loss......................................................   $(2,414,861)   $(3,049,600)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Impairment of long-lived assets............................             -        163,210
    Depreciation and amortization..............................       266,018        388,225
    Royalty expense............................................       234,954              -
    (Gain) loss on disposition of equipment and other assets...             -          1,950
    Provision for bad debts....................................       (20,000)       681,900
    Interest on converted note payable.........................             -          5,971
    Issuance of note payable for compensation..................        30,000              -
    Deemed interest, convertible notes payable.................        20,512        246,484
    Accrued interest payable on deferred dividends.............        24,286         43,971
    Changes in assets and liabilities:
     Accounts receivable.......................................       (72,752)         5,485
     Inventories...............................................      (220,617)       145,624
     Prepaid expenses and other current assets.................        13,285         34,609
     Other assets..............................................       (93,128)        (6,700)
     Accounts payable and accrued expenses.....................       245,502       (318,657)
                                                                  -----------    -----------

     Net cash used in operating activities.....................    (1,986,801)    (1,657,528)
                                                                  -----------    -----------

Cash flows from investing activities:
 Decrease in notes receivable..................................       100,000         44,739
 Payments relating to patents..................................             -        (40,186)
 Purchase of property and equipment............................      (879,034)      (205,657)
                                                                  -----------    -----------

     Net cash used in investing activities.....................      (779,034)      (201,104)
                                                                  -----------    -----------

Cash flows from financing activities:
 Sale of preferred stock.......................................     1,326,000        879,000
 Sale of common stock..........................................     1,000,000              -
 Proceeds from convertible notes payable.......................       415,000        567,500
 Payment for costs and fees of equity issuances................      (114,434)       (22,582)
                                                                  -----------    -----------

     Net cash provided by financing activities.................     2,626,566      1,423,918
                                                                  -----------    -----------

Net decrease in cash...........................................      (139,269)      (434,714)
Cash beginning of year.........................................       284,498        719,212
                                                                  -----------    -----------

Cash end of year...............................................   $   145,229    $   284,498
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