Form 10QSB
period 2001-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2001-05-14
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
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

6,738,909 common shares outstanding as of April 30, 2001

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes      No  X
                                                                  ---     ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                 INDEX

                                                                       Page No.
                                                                       --------

PART I.    FINANCIAL INFORMATION:

           ITEM 1.    FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
               March 31, 2001 (unaudited) and December 31, 2000              3

             Consolidated Statements of Operations
               Three months ended March 31, 2001 and 2000 (unaudited)        4

             Consolidated Statements of Cash Flows
               Three months ended March 31, 2001 and 2000 (unaudited)        5

             Notes to Consolidated Financial Statements                      6

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8


PART II.  OTHER INFORMATION

           ITEM 1.    LEGAL PROCEEDINGS                                     11

           ITEM 2.    CHANGES IN SECURITIES                                 11

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                       11

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   11

           ITEM 5.    OTHER INFORMATION                                     11

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                      12


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                  As of March 31, 2001 and December 31, 2000

                                                              MARCH 31,     DECEMBER 31,
                                                                2001           2000
                                                            -----------     -----------
                                                            (unaudited)      (audited)
                              ASSETS
                              ------
Current Assets:
 Cash and cash equivalents...............................   $     10,490     $  145,229
 Accounts receivable.....................................         38,147         72,884
 Inventory ..............................................        200,665        261,776
 Current portion of notes receivable.....................         15,000          7,503
 Prepaid expenses and other..............................         41,041         36,447
                                                            ------------     ----------
  Total Current Assets...................................        305,343        523,839
Notes receivable.........................................         37,496         52,497
Property and equipment, less accumulated depreciation....      1,813,495      1,834,199

Patents and purchased technologies, less accumulated
 amortization of $478,417 and $456,171  .................      1,279,336      1,301,582
Goodwill, less accumulated amortization of
 $1,187,815 and $1,160,866...............................      1,592,202      1,619,151
Other....................................................        174,030        166,184
                                                            ------------   ------------
                                                            $  5,201,902   $  5,497,452
                                                            ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
 Notes payable...........................................   $  1,179,250    $ 1,029,250
 Accounts payable........................................        343,080        167,225
 Accrued compensation....................................              -        250,440
 Other accrued expenses..................................        154,769        220,085
                                                            ------------    -----------

Total Current Liabilities ...............................      1,677,099      1,667,000

Deferred dividends payable on preferred stock,
 including accrued interest .............................        109,325        106,168
                                                            ------------    -----------
 Total Liabilities.......................................      1,786,424      1,773,168
                                                            ------------    -----------
Commitments and Contingencies
Stockholders' Equity:
 Preferred stock, $.001 par value, 10,000,000 shares
  authorized; 138,543 and 140,265 shares issued..........     13,854,348     14,026,478
 Common stock, $.001 par value, 50,000,000 shares
  authorized; 6,738,909 and 6,393,054 shares issued.......         6,739          6,393
 Additional paid-in capital..............................     33,658,502     33,161,412
 Accumulated deficit.....................................    (44,104,111)   (43,469,999)
                                                            ------------   ------------

 Total Stockholders' Equity..............................      3,415,478      3,724,284
                                                            ------------   ------------

                                                            $  5,201,902   $  5,497,452
                                                            ============   ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2001             2000
                                                           ----------        ----------
Product revenues .....................................      $  323,699        $    2,542
Cost of product ......................................         604,744             2,835
                                                            ----------        ----------
  Gross loss .........................................        (281,045)             (293)

Selling, general and administrative expenses .........         242,306           361,371
Depreciation and amortization.........................          90,680            56,571
                                                            ----------        ----------

  Operating loss......................................        (614,031)         (418,235)
                                                            ----------        ----------

Other income (expense):
 Interest income .....................................             286            11,019
 Interest expense ....................................         (59,599)          (51,902)
 Other ...............................................          85,380             1,175
                                                            ----------        ----------

  Total other income (expense) - net..................          26,067           (39,708)
                                                            ----------        ----------

Net loss .............................................      $ (587,964)       $ (457,943)
                                                            ==========        ==========

Computation of net loss per share:
Net loss before dividends on preferred stock .........      $ (587,964)       $ (457,943)
Dividends on preferred stock .........................         (46,148)         (242,124)
Deemed dividends on preferred stock...................               -           (40,918)
                                                            ----------        ----------

Net loss applicable to common stockholders ...........      $ (634,112)       $ (740,985)
                                                            ==========        ==========

Weighted average number of common
 shares outstanding ..................................       6,451,352         4,573,188
                                                            ==========        ==========
Net loss per share - basic and assuming dilution .....           ($.10)            ($.16)
                                                            ==========        ==========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

               Increase (Decrease) in Cash and Cash Equivalents

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2001         2000
                                                               ---------     ---------
Net cash used in operating activities .....................    $(266,701)    $(508,846)
                                                               ---------     ---------

Cash flows from investing activities:
 Purchase of property and equipment .......................      (20,000)      (15,000)
 Decrease in notes receivable .............................        7,503             -
                                                               ---------     ---------

Net cash used in investing activities .....................      (12,497)      (15,000)
                                                               ---------     ---------

Cash flows from financing activities:
 Sale of preferred stock ..................................            -       757,000
 Proceeds from convertible note payable....................      150,000       165,000
 Payment of costs and fees of equity issuances ............       (5,541)      (18,210)
                                                               ---------     ---------

  Net cash provided by financing activities ...............      144,459       903,790
                                                               ---------     ---------


Net increase (decrease) in cash and cash equivalents ......     (134,739)      379,944
Cash and cash equivalents, beginning of period ............      145,229       284,498
                                                               ---------     ---------

Cash and cash equivalents, end of period ..................    $  10,490     $ 664,442
                                                               =========     =========


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


(1) BASIS OF PRESENTATION

The interim financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim financial statements should be read in conjunction with the audited financial statements for the two years ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year then ended. The report of the Company's independent auditors for the year ended December 31, 2000 contains an explanatory paragraph as to the substantial doubt of the Company's ability to continue as a going concern. No adjustments have been made to the accompanying financial statements to give effect to this uncertainty. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations for a full fiscal year.

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2001 and 2000 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and Preferred Stock convertible into an aggregate of approximately 9,565,253 shares of Common Stock.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Any adjustment would be included in the continuing operations for that period.

(2)  STOCKHOLDERS' EQUITY

In March 2000, the Company issued 7,752 shares of its Series H Convertible Preferred Stock (Series H) for cash proceeds of $757,000. The Series H earns a dividend of 10% per annum, is convertible into the Company's Common Stock at $1.85 per share and has certain liquidation preferences. In connection with the sale of the Series H shares in March 2000, the Company recognized deemed dividends of $40,918.

In the first quarter of 2001, holders of the Company's Series F and G Cumulative Convertible Preferred Stock converted 1,721 Series F and G shares into 215,422 shares of the Company's Common Stock.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


In the first quarter of 2000, holders of the Company's Series F and G Cumulative Convertible Preferred Stock converted 20,330 Series F and G shares into 636,564 shares of the Company's Common Stock.

At March 31, 2001, the conversion rates of the Company's Series F, Series G-I, II and III, Series H and Series I Convertible Preferred Stock were $3.15, $2.10, $0.87, $1.39 and $2.00, respectively.

In March 2001, the Company authorized the issuance of 106,433 of its shares of Common Stock to its former chief financial officer in exchange for services performed and 24,000 shares of its Common Stock to its President in conjunction with a restricted stock grant that was made in January 2000.

(3)  LICENSING AGREEMENTS

On March 6, 2001, the Company entered into two agreements to develop the market in India for the TieTek(TM) technology. The Company executed a letter of intent with Owens Corning of India to jointly market the TieTek(TM) technology in that country. In addition, the Company entered into a Memorandum of Understanding with ISCO Track Sleepers Ltd. (ISCO). Under the terms of the agreement, ISCO agreed to work with TieTek on an exclusive basis to obtain government approval of the TieTek(TM) Crosstie in India. No assurance can be given that such an approval is or will be attainable.

On May 4, 2001, the Company entered into a licensing agreement to develop the market for the TieTek(TM) Crosstie in Australia and New Zealand. Under the terms of the agreement, the Company sold certain equipment constituting the Company's pilot manufacturing plant. The Company may receive future milestone payments for each full-scale facility installed in the licensed territory and may also receive royalties based on sales volumes of crossties using the TieTek(TM) technology. In addition, the Company has an option to purchase an equity or profit interest in a joint venture that may be established to produce and market the TieTek(TM) Crossties in Australia and New Zealand. There can be no certainty at this time that the Company will generate any revenue from activities under the agreement.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 for a list of certain important factors that may cause actual results to differ materially from those described below.

The Company is currently focused on the production of the TieTek(TM) Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (TieTek). In addition, the Company has begun and expects to continue to license the TieTek(TM) technology internationally.

RESULTS OF OPERATIONS

REVENUES

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production is being sold to Union Pacific Railroad ("UPRR") under a contract for the sale of up to 250,000 crossties. Through May 2, 2001, TieTek has sold 10,224 crossties to UPRR. As of December 31, 2000, the Company had produced approximately 3,500 crossties from this facility. During the quarter ended March 31, 2001, the Company produced approximately 6,000 crossties from this facility.

Revenues for the three months ended March 31, 2001 from production of crossties were $323,699. As of March 31, 2001, the Company had an inventory of 1,161 crossties. During the three months ended March 31, 2000, the Company had revenues of $2,542 from the sale of crossties.

GROSS LOSS

During the three months ended March 31, 2001, the production and sale of TieTek(TM) Crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 3,500 crossties per month, most of which are being sold to UPRR. The Company believes the current capacity of its existing production line is approximately 7,500 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended March 31, 2001, gross loss for the Company was $281,045, compared to a gross loss of $293 for the three months ended March 31, 2000. The periods are not comparable, as the Company had not reached commercial production volumes during the period in 2000.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses decreased 33% to $242,306 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This decrease was caused by significant allocation of such expenses to cost of product resulting from production of crossties during 2001. The Company anticipates that SGA will increase as production of the TieTek(TM) Crossties increases. The Company anticipates an increase in staff to support TieTek's manufacturing plant throughout 2001 as it ramps up production. The Company currently has seventeen employees and utilizes approximately twenty additional contract employees.

OTHER INCOME AND (EXPENSE)

Total other income increased to $26,067 in the first quarter of 2001 due to $25,000 of income recorded for payment received on a note receivable that was previously written off and $40,000 of income from a lease obligation that has expired, partially offset by decreased interest income and increased deemed interest on dividends and convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, the Company continued to incur a cash flow deficit from operations averaging $175,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crosstie and corporate overhead. As of March 31, 2001, the Company had a deficit working capital balance of $1,371,756 including a cash balance of $10,490.

The Company has made significant progress towards maximum production of the TieTek(TM) Crosstie from the first manufacturing line at its existing facility, including the production of approximately 6,000 crossties during the first quarter of 2001. The Company anticipates increasing production capacity during the second quarter 2001 to approximately 7,500 crossties per month primarily through improvements to material handling abilities and to the process of texturing of crossties for UPRR.

During the first quarter of 2001, the Company borrowed $150,000 from an investor in three separate transactions in which the Company issued three unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. The notes are convertible at the lender's option into shares of the Company's Common Stock at $1.25 per share. In addition, the Company renewed two unsecured notes convertible into shares of the Company's Common Stock for a one year period and adjusted the conversion price under the notes to $1.25 per share.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $4,500,000 and $5,000,000, comprised of approximately $500,000 for improvements to its initial production line, approximately $3,500,000 to install its second production line in its Houston facility and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an additional $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of this date, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all.

During the three months ended March 31, 2001, the Company used $266,701 in cash for its operating activities, reflecting primarily the net loss for the quarter of $587,964 adjusted for net non-cash expenses which were $369,180. During the three months ended March 31, 2000, the Company used $508,846 in cash for its operating activities, reflecting primarily the net loss for the quarter of $457,943 adjusted for net non-cash expenses which were $64,914.

Due to those uncertainties regarding the Company's ability to obtain the additional capital necessary to expand production, the report of the Company's independent public accountants for the year ended December 31, 2000 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS:  None

ITEM 2: CHANGES IN SECURITIES:

In January 2001, the Company issued a promissory note in the amount of $150,000 to the Chairman of the Board of Directors of the Company. The note is convertible at the lender's option into Common Stock of the Company at $1.25 per share. Additionally, it can be converted, at the lender's option, into any class of Preferred Shares issued by the Company in the future that are convertible into Common Stock of the Company. The convertible note was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

During the first quarter 2001, the Company borrowed $150,000 from an investor and issued three notes payable due in one year which are convertible into shares of the Company's Common Stock at $1.25 per share. The convertible notes were issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

In March 2001, the Company authorized the issuance of 106,433 shares of its Common Stock to its former chief financial officer in exchange for services performed and 24,000 shares of its Common Stock to its President in conjunction with a restricted stock grant that was made in January 2000. The Common Stock was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on its Preferred Stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future. As of March 31, 2000, approximately $3,800,000 of accrued dividends and interest were in arrears on all series of the Company's Preferred Stock.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5: OTHER INFORMATION:   None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

       EXHIBIT NO.      DESCRIPTION OF EXHIBIT       MANNER OF FILING
    -----------------   ----------------------       ---------------------

           10.1         Loan Agreement dated         Filed herewith
                        as of January 1, 2001
                        between the Company and
                        Douglas C. Williamson

           10.2         Convertible Promissory       Filed herewith
                        Note from the Company
                        to Douglas C. Williamson
                        dated as of January 1, 2001

(b)    REPORTS ON FORM 8-K:  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         North American Technologies Group, Inc.


Date:  May 14, 2001       /s/ Henry W. Sullivan
                         ---------------------------------------------
                         Henry W. Sullivan
                         President and Chief Executive Officer



Date:  May 14, 2001       /s/  John N. Bingham
                         ---------------------------------------------
                         John N. Bingham
                         Acting Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



     EXHIBIT NO.      DESCRIPTION OF EXHIBIT
     -----------      ----------------------


        10.1 Loan Agreement dated as of January 1, 2001 between the Company and Douglas C. Williamson

        10.2          Convertible Promissory Note from the Company to Douglas C.
                      Williamson dated as of January 1, 2001