Form 10QSB
period 2001-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2001-08-14
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
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
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes   X         No
                                                   -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

           6,937,507 common shares outstanding as of August 1, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  Yes      No X
                                                                ---    ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                 INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
               June 30, 2001 (unaudited) and December 31, 2000                                               3

             Consolidated Statements of Operations
               Three and six months ended June 30, 2001 and 2000 (unaudited)                                 4

             Consolidated Statements of Cash Flows
               Six months ended June 30, 2001 and 2000 (unaudited)                                           5

             Notes to Consolidated Financial Statements                                                      6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                            9


PART II. OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                                                       13

           ITEM 2.  CHANGES IN SECURITIES                                                                   13

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                         13

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     13

           ITEM 5.  OTHER INFORMATION                                                                       14

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        14

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                           JUNE 30,             DECEMBER 31,
                                                                                             2001                   2000
                                                                                          ----------             ----------
                                                                                           (UNAUDITED)           (AUDITED)
                                     ASSETS
                                     ------
Current Assets:

 Cash and cash equivalents .........................................................     $     19,872           $    145,229
 Accounts receivable................................................................           38,630                 72,884
 Inventory..........................................................................          227,546                261,776
 Current portion of notes receivable................................................           15,000                  7,503
 Prepaid expenses and other.........................................................           24,955                 36,447
                                                                                         ------------           ------------
  Total Current Assets..............................................................          326,003                523,839
Notes receivable....................................................................           37,497                 52,497
Property and equipment, less accumulated depreciation...............................        1,855,408              1,834,199
Patents and purchased technologies, less accumulated
 amortization of $500,663 and $456,171..............................................        1,269,378              1,301,582
Goodwill, less accumulated amortization of
 $1,214,763 and $1,160,866..........................................................        1,565,254              1,619,151
Other...............................................................................          172,912                166,184
                                                                                         ------------           ------------
                                                                                         $  5,226,452           $  5,497,452
                                                                                         ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Notes payable...................................................................     $  1,479,250           $  1,029,250
    Accounts payable................................................................          719,582                167,225
    Accrued compensation............................................................                -                250,440
    Other accrued expenses..........................................................          311,636                220,085
                                                                                         ------------           ------------
         Total Current Liabilities .................................................        2,510,468              1,667,000
Deferred dividends payable on preferred stock,
    including accrued interest .....................................................          112,482                106,168
                                                                                         ------------           ------------
         Total Liabilities..........................................................        2,622,950              1,773,168
                                                                                         ------------           ------------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares
         authorized; 138,293 and 140,265 shares issued..............................       13,829,301             14,026,478
    Common stock, $.001 par value, 50,000,000 shares
         authorized; 6,792,646 and 6,393,054 shares issued..........................            6,792                  6,393
    Additional paid-in capital......................................................       33,623,176             33,161,412
    Accumulated deficit.............................................................      (44,855,767)           (43,469,999)
                                                                                         ------------           ------------
         Total Stockholders' Equity.................................................        2,603,502              3,724,284
                                                                                         ------------           ------------
                                                                                         $  5,226,452           $  5,497,452
                                                                                         ============           ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30                         JUNE 30
                                                                      ----------------------------      --------------------------
                                                                          2001             2000             2001          2000
                                                                      -----------      -----------      -----------    -----------
Product revenues ..................................................   $   453,735      $     1,625      $   777,434    $     4,167
Cost of product ...................................................       819,766            1,539        1,424,510          4,374
                                                                      -----------      -----------      -----------    -----------
         Gross profit (loss).......................................      (366,031)              86         (647,076)          (207)

Selling, general and administrative expenses ......................       252,187          727,413          494,493      1,088,784
Depreciation and amortization......................................        90,682           56,571          181,362        113,142
                                                                      -----------      -----------      -----------    -----------

         Operating loss ...........................................      (708,900)        (783,898)      (1,322,931)    (1,202,133)
                                                                      -----------      -----------      -----------    -----------

Other Income (Expense):
    Interest income................................................           132           15,444              418         26,463
    Interest expense...............................................       (89,212)         (21,860)        (148,811)       (73,762)
    Other..........................................................           176              164           85,556          1,339
                                                                      -----------      -----------      -----------    -----------

         Total other income (expense) - net........................       (88,904)          (6,252)         (62,837)       (45,960)
                                                                      -----------      -----------      -----------    -----------


Net Loss ..........................................................   $  (797,804)     $  (790,150)     $(1,385,768)   $(1,248,093)
                                                                      ===========      ===========      ===========    ===========

Computation of net loss per share:

Net loss before dividends on preferred stock ......................   $  (797,804)     $  (790,150)     $(1,385,768)   $(1,248,093)

Dividends on preferred stock ......................................             -                -                -       (242,124)
Deemed dividends on preferred stock................................             -                -                -        (40,918)
Accumulated dividends on preferred stock...........................    (1,127,143)        (896,778)      (1,127,143)      (896,778)
                                                                      -----------      -----------      -----------    -----------
Net loss applicable to common stockholders.........................   $(1,924,947)     $(1,686,928)     $(2,512,911)   $(2,427,913)
                                                                      ===========      ===========      ===========    ===========
Weighted average number of common
    shares outstanding.............................................     6,739,500        5,399,398        6,596,222      4,986,293
                                                                      ===========      ===========      ===========    ===========

Net loss per share - basic and assuming dilution...................   $      (.29)     $      (.31)     $      (.38)   $      (.49)
                                                                      ===========      ===========      ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------
                                                                              2001          2000
                                                                           ---------    ----------
Net cash used in operating activities ..................................   $(452,776)   $ (829,215)
                                                                           ---------    ----------
Cash flows from investing activities:
 Purchase of property and equipment ....................................    (102,618)     (699,623)
 Payments related to patents............................................     (12,288)
 Advance on long term supply agreement..................................           -       (95,000)
 Decrease in notes receivable ..........................................       7,504             -
                                                                           ---------    ----------

Net cash used in investing activities ..................................    (107,402)     (794,623)
                                                                           ---------    ----------

Cash flows from financing activities:
 Sale of common stock...................................................           -     1,000,000
 Sale of preferred stock ...............................................           -       792,000
 Proceeds from notes payable............................................     450,000       165,000
 Payment of costs and fees of equity issuances .........................     (15,179)      (42,967)
                                                                           ---------    ----------

  Net cash provided by financing activities ............................     434,821     1,914,033
                                                                           ---------    ----------


Net increase (decrease) in cash and cash equivalents ...................    (125,357)      290,195
Cash and cash equivalents, beginning of period .........................     145,229       284,498
                                                                           ---------    ----------

Cash and cash equivalents, end of period ...............................   $  19,872    $  574,693
                                                                           =========    ==========

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2001 and 2000 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and Preferred Stock convertible into an aggregate of approximately 6,699,831 shares of Common Stock.

In accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Any adjustment would be included in the continuing operations for that period.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


SFAS 142 requires, among other things, that the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,565,254 and other intangible assets is $1,269,378. Amortization expense during the six-month period ended June 30, 2001 was $99,953. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

(2)  STOCKHOLDERS' EQUITY

PREFERRED STOCK

In March and May 2000, the Company issued 8,102 shares of its Series H Convertible Preferred Stock (Series H) for cash proceeds of $792,000. The Series H earns a dividend of 10% per annum, is convertible into the Company's Common Stock at $1.85 per share and has certain liquidation preferences. In connection with the sale of the Series H shares in March 2000, the Company recognized deemed dividends of $40,918.

In the first six months of 2001, holders of the Company's Series G Cumulative Convertible Preferred Stock converted 1,972 Series G shares into 239,159 shares of the Company's Common Stock.

In the first six months of 2000, holders of the Company's Series G Cumulative Convertible Preferred Stock converted 20,330 Series F and G shares into 636,564 shares of the Company's Common Stock.

At June 30, 2001, the conversion rates of the Company's Series F, Series G-I, II and III, Series H and Series I Convertible Preferred Stock were $3.15, $2.10, $0.87, $1.39 and $2.00, respectively.

COMMON STOCK

In March 2001, the Company authorized the issuance of 106,433 of its shares of Common Stock to its former chief financial officer in exchange for services performed and 24,000 shares of its Common Stock to its President in conjunction with a restricted stock grant that was made in January 2000. In June 2001, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant for services performed.

In May and June of 2000, the Company issued 1,000,000 shares of Common Stock in a private transaction at $1.00 per share.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   Notes to Consolidated Financial Statements


(3)  LICENSING AGREEMENTS

On May 4, 2001, the Company entered into a licensing agreement with Oz-Tex Solutions Pty Ltd ("Oz-Tex") to manufacture and market the TieTek(TM) Crosstie in Australia and New Zealand. Under the terms of the agreement, the Company sold its pilot manufacturing plant to Oz-Tex and received an initial payment. The Company will receive future milestone payments for each full-scale facility installed in the licensed territory. Additionally, the Company will receive royalties based on sales volumes of crossties using the TieTek(TM) technology. The Company has retained an option to purchase an equity or profit interest in a joint venture that may be established to produce and market the TieTek(TM) Crossties in Australia and New Zealand. In July, the pilot plant was shipped to Australia along with 250 Australian specification ties produced at the Houston plant, which will trigger an additional payment upon receipt.

On March 6, 2001, the Company entered into a joint letter of intent to develop the market in India for the TieTek(TM) technology. The Company executed a letter of intent with Owens Corning of India to jointly market the TieTek technology in that country. In addition, the Company entered into a Memorandum of Understanding with ISCO Track Sleepers Ltd. (ISCO). Under the terms of the agreement, ISCO agreed to work with TieTek(TM) on an exclusive basis to obtain government approval of the TieTek(TM) Crosstie in India prior to finalizing a formal licensing agreement. No assurance can be given that such an approval is or will be attainable.

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

RESULTS OF OPERATIONS

PRODUCT REVENUES

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production is being sold to Union Pacific Railroad ("UPRR") under a two-year contract executed in 2000 for the sale of 200,000 crossties with an option for 50,000 additional crossties. The Company produced 3,500 crossties during 2000 and 16,000 crossties during the six months ended June 30, 2001. Through August 3, 2001, TieTek has sold more than 18,000 crossties to UPRR and has sold and delivered ties to several domestic and foreign railroad customers.

Revenues for the three months ended June 30, 2001 from production of crossties were $453,735, as compared to $1,625 for the three months ended June 30, 2000, Revenues during 2001 reflect commercial production while the comparable period in 2000 preceded start-up of the Houston plant.


Revenues for the six months ended June 30, 2001 from production of crossties were $777,434, as compared to $4,167 for the same period in 2000. Revenues during 2001 reflect commercial production while the comparable period in 2000 preceded start-up of the Houston plant.

Revenues for the three months ended June 30, 2001 increased $130,036 or 40% to $453,735, compared to $323,699 for the three months ended March 31, 2001. The source of this increase was from the increased production and sale of crossties during the period.

The production rate and operating performance improved steadily in 2001, until the Houston plant was flooded on June 9, 2001 by rain associated with tropical storm Allison. The plant had equipment damage and subsequent operating problems that adversely affected production until early August. Full production has resumed and the Company believes all problems have been resolved. The
Company has expanded its production capacity by commencing continuous production, 24 hours a day, 7 days a week. Additional labor costs will be partially offset by reduced overtime and increased production. The Company expects rates of production will continue to increase in the coming months.

Because of disruptions caused by the storm damage, the Company's level of production was significantly impacted in July and early August, which is expected to result in little or no increase in production in the third quarter over that experienced in the second quarter. The Company expects that resulting revenues will be at a corresponding level.

GROSS PROFIT (LOSS)

Although production increased during 2001, the plant continued to operate at less than capacity resulting in negative margins and higher material and labor costs per tie produced. Prior to damage resulting from tropical storm Allison, the Company was producing approximately 4,000 crossties per month. In July, the Company commenced continuous operations seven days a week that should have increased production capacity to 5,000 to 6,000 crossties per month. However, the production interruptions resulting from the storm damage described earlier permitted the company to manufacture only 1,874 crossites during July. Full scale production has resumed at the facility.

The Company believes that capacity can be increased to 8,000 crossties per month with approximately $250,000 in capital improvements and that plant profitability can be achieved at that level of production. The Company estimates that production of 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. Such higher levels of production will require at least one additional production line and additions to the existing production line. There can be no assurance that the Company will be successful in raising capital to fund installation of a second production line and improvements to the existing production line.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects that, if production continues without another major disruption from equipment damage, these expenses will continue to decrease on a per tie basis as the volume of production increases.

During the three months ended June 30, 2001, gross loss for the Company was $366,031, compared to a gross profit of $86 for the three months ended June 30, 2000. Gross loss during 2001 reflect commercial production while the comparable period in 2000 preceded start-up of the Houston plant.

During the six months ended June 30, 2001, gross loss for the Company was $647,076, compared to a gross loss of $207 for the six months ended June 30, 2000. Gross loss during 2001 reflect commercial production while the comparable period in 2000 preceded start-up of the Houston plant.

Gross loss for the three months ended June 30, 2001 increased $84,986 or 30% to $366,031, as compared to $281,045 for the three months ended March 31, 2001. The increased losses were the result of increased production and building of staff for continuous production. At the same time, unit margins improved for the three months ended June 30, 2001 versus the three months ended March 31, 2001 because increased production volumes resulted in reduced costs per tie.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses decreased 65% to $252,187 for the three months ended June 30, 2001 compared to $727,413 for the three months ended June 30, 2000 and decreased 55% to $494,493 for the six months ended June 30, 2001 compared to $1,088,784 for the six months ended June 30, 2000. These decreases resulted from the allocation of a significant amount of SGA expenses to cost of product following commencement of commercial crosstie production in July 2000. The Company anticipates that SGA will increase from current levels as production of the TieTek(TM) Crossties increases. The Company currently has 31 employees and utilizes approximately 17 additional contract employees.

OTHER INCOME (EXPENSE)

Total other expense increased in the first three and six months of 2001 due to increased interest expense on convertible notes and increased deemed interest on convertible notes, partially offset by $25,000 of income recorded for payment received on a note receivable that was previously written off and $40,000 of income from a lease obligation that has expired.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, the Company continued to incur a cash flow deficit from operations averaging $200,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crossties at below designed plant capacity as well as plant improvement projects and corporate overhead. As of June 30, 2001, the Company had a working capital deficit of $2,184,464 including a cash balance of $19,872.

The Company has increased production rates during the first six months of 2001. Approximately 16,000 crossties were produced during the period. The Company anticipates completing several small projects in the next six months to improve raw material handling, product logistics and automation of the process to texture the surface of the crosstie. These changes are expected to cost approximately $250,000 and increase production capacity to 8,000 crossties per month, which the Company believes will result in profitability at the plant level. Completion of these projects and achieving increased production rates are dependent upon the Company's ability to obtain additional financing to support current operations as well as the cost of these projects.

During the first six months of 2001, the Company borrowed a total of $400,000 from an investor by issuing six unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. The notes are convertible at the lender's option into shares of the Company's Common Stock at $1.00 to $1.25 per share. In addition, the Company renewed two unsecured notes convertible into shares of the Company's Common Stock for a one-year period and adjusted the conversion price under the notes to $1.25 per share.

While such financings provided cash necessary to support operations during the period, such amounts were not sufficient to fund all of the Company's cash requirements during the period. The Company has taken steps to conserve cash where it has been able to do so, including delaying certain plant improvement projects and rescheduling payments to suppliers and other vendors. The Company believes its relationship with its vendors is good. Interruptions of services from vendors and suppliers could have a significant negative impact on the Company's ability to continue operating at historic or anticipated future production levels.

The Company estimates between $4,500,000 and $5,000,000 is needed to achieve positive cash flow and profitability. This capital will fund approximately $250,000 for improvements to its initial production line, approximately $3,000,000 to $3,500,000 to install its second production line in its Houston facility and additional working capital of between $1,250,000 and $1,750,000. Subsequent to fully funding those needs, the Company plans to raise or finance through internal or other sources an additional $3,000,000 to $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of this date, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all.

During the six months ended June 30, 2001, the Company used $452,776 in cash for its operating activities, reflecting primarily the net loss of $1,385,768 adjusted for a reduction in working capital of $751,630 and net non-cash expenses which were $181,362. During the six months ended June 30, 2000, the Company used $829,215 in cash for its operating activities, reflecting primarily the net loss of $1,248,093 adjusted for a reduction in working capital of $304,529 and net non-cash expenses which were $114,349.

Due to uncertainties regarding the Company's ability to obtain the additional capital necessary to expand production, the report of the Company's independent public accountants for the year ended December 31, 2000 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

OTHER EVENTS

On June 9, 2001, the Company's production facility in Houston was flooded from tropical storm Allison. The facility was shut down for several days for cleanup and inspection. Beginning in late June, the plant began experiencing intermittent operational problems, primarily as a result of flood-related damage. Since that time and through the first week of August, production has been substantially impacted. The Houston plant resumed normal production in early August and the Company believes it has remedied all problems related to the flood damage. The Company has applied for and expects to receive disaster assistance from the Federal Emergency Management Agency ("FEMA") in the near future, although the amount and timing of such assistance is unknown at this time. As a result of the significantly reduced operating levels experienced in July and early August, it is unlikely the rate of increase in production experienced since commencement of commercial crosstie production in July 2000, will be repeated in the third quarter of 2001.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS:  None

ITEM 2:  CHANGES IN SECURITIES:

In January 2001, the Company issued a promissory note in the amount of $150,000 to the Chairman of the Board of Directors of the Company in return for a loan to the Company in the same amount. The note is convertible at the lender's option into Common Stock of the Company at $1.25 per share. Additionally, it can be converted, at the lender's option, into any class of preferred stock issued by the Company in the future that is convertible into Common Stock of the Company. The convertible note was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

During the first six months of 2001, the Company borrowed $400,000 from an investor and issued six notes payable due in one year which are convertible into shares of the Company's Common Stock at $1.00 to $1.25 per share. The convertible notes were issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

In March 2001, the Company authorized the issuance of 106,433 shares of its Common Stock to its former chief financial officer in exchange for services performed and 24,000 shares of its Common Stock to its President in conjunction with a restricted stock grant that was made in January 2000. In June 2001, the Company authorized the issuance of 30,000 shares of its Common Stock to a consultant for services performed. The Common Stock was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on its Preferred Stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future. As of June 30, 2001, approximately $4,367,000 of accrued dividends and interest were in arrears on all series of the Company's Preferred Stock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On June 15, 2000 the Annual Meeting of Stockholders of the Company was held at the LaQuinta Inn, 15510 John F. Kennedy Blvd., Houston, Texas.

(a) At the Annual Meeting, Henry W. Sullivan was elected as a Director for a three-year term ending at the 2004 Annual Meeting of the Stockholders by a vote of 11,465,313 for, 53,987 against and 257,256 abstaining or present but not voting.

(b) At the Annual Meeting, the appointment of BDO Seidman, LLP by the Board of Directors, as independent auditors for the Company and its subsidiaries for the 2001 fiscal year, was ratified by a vote of 11,490,606 for, 28,694 against, with 257,256 shares present but abstaining or otherwise not voting on such matter.

ITEM 5:  OTHER INFORMATION:  None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

     EXHIBIT NO.                 DESCRIPTION OF EXHIBIT   MANNER OF FILING
     -----------                 ----------------------   ----------------

       10.3                        Patent and Know-How      Filed herewith
                                   License Agreement
                                   dated May 4, 2001,
                                   between the Company
                                   and Oz-Tex Solutions
                                   Pty. Ltd.

  (b) REPORTS ON FORM 8-K:  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          North American Technologies Group, Inc.


Date:  August 14, 2001     /s/  Henry W. Sullivan
                          ----------------------------------------------------
                          Henry W. Sullivan
                          President and Chief Executive Officer



Date:   August 14, 2001    /s/  John N. Bingham
                          ----------------------------------------------------
                          John N. Bingham
                          Acting Chief Financial Officer