Form 10QSB
period 2001-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2001-11-09
CIK 808013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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

          6,992,507 common shares outstanding as of November 1, 2001.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): Yes    No X
                                                              ---   ---

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                     INDEX

                                                                                     Page No.
                                                                                     --------
PART I.    FINANCIAL INFORMATION:

           ITEM 1.  FINANCIAL STATEMENTS:

             Consolidated Balance Sheets
               September 30, 2001 (unaudited) and December 31, 2000                       3

             Consolidated Statements of Operations
               Three and nine months ended September 30, 2001 and 2000 (unaudited)        4

             Consolidated Statements of Cash Flows
               Nine months ended September 30, 2001 and 2000 (unaudited)                  5

             Notes to Consolidated Financial Statements                                   6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        10


PART II.   OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                                    15

           ITEM 2.  CHANGES IN SECURITIES                                                15

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

           ITEM 5.  OTHER INFORMATION                                                    15

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     15


                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                                                      2001                2000
                                                                                                  ------------        ------------
                                                                                                  (UNAUDITED)          (AUDITED)
                                     ASSETS
                                     ------
Current Assets:
 Cash and cash equivalents ..................................................................     $      1,450        $    145,229
 Accounts receivable.........................................................................           78,349              72,884
 Inventory...................................................................................          185,932             261,776
 Current portion of notes receivable.........................................................           15,000               7,503
 Prepaid expenses and other..................................................................            8,786              36,447
                                                                                                  ------------        ------------
  Total Current Assets.......................................................................          289,517             523,839
Notes receivable.............................................................................           37,496              52,497
Property and equipment, less accumulated depreciation........................................        1,666,113           1,834,199

Patents and purchased technologies, less accumulated
 amortization of $523,388 and $456,171.......................................................        1,246,654           1,301,582
Goodwill, less accumulated amortization of
 $1,241,712 and $1,160,866...................................................................        1,538,305           1,619,151
Other........................................................................................          184,576             166,184
                                                                                                  ------------        ------------
                                                                                                  $  4,962,661        $  5,497,452
                                                                                                  ============        ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Notes payable............................................................................     $  1,844,457        $  1,029,250
    Accounts payable.........................................................................        1,087,372             167,225
    Accrued compensation.....................................................................                -             250,440
    Other accrued expenses...................................................................          235,765             220,085
                                                                                                  ------------        ------------

         Total Current Liabilities ..........................................................        3,167,594           1,667,000

Deferred dividends payable on preferred stock,
    including accrued interest ..............................................................          115,639             106,168
                                                                                                  ------------        ------------
         Total Liabilities...................................................................        3,283,233           1,773,168
                                                                                                  ------------        ------------
Commitments and Contingencies
Stockholders' Equity:
    Preferred stock, $.001 par value, 10,000,000 shares
         authorized; 136,790 and 140,265 shares issued.......................................       13,679,020          14,026,478
    Common stock, $.001 par value, 50,000,000 shares
         authorized; 6,992,507 and 6,393,054 shares issued...................................            6,993               6,393
    Additional paid-in capital...............................................................       33,918,603          33,161,412
    Accumulated deficit......................................................................      (45,925,188)        (43,469,999)
                                                                                                  ------------        ------------

         Total Stockholders' Equity..........................................................        1,679,428           3,724,284
                                                                                                  ------------        ------------

                                                                                                  $  4,962,661        $  5,497,452
                                                                                                  ============        ============

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)


                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30                SEPTEMBER 30
                                                                      --------------------------    --------------------------
                                                                          2001           2000           2001           2000
                                                                      -----------    -----------    -----------    -----------
Product revenues .................................................... $   376,913    $    20,870    $ 1,154,347    $    25,037
Cost of product .....................................................     958,193        103,679      2,382,703        108,053
                                                                      -----------    -----------    -----------    -----------
         Gross loss..................................................    (581,280)       (82,809)    (1,228,356)       (83,016)

Selling, general and administrative expenses ........................     271,476        258,605        765,969      1,347,389
Depreciation and amortization........................................      92,555         58,512        273,917        171,654
                                                                      -----------    -----------    -----------    -----------

         Operating loss .............................................    (945,311)      (399,926)    (2,268,242)    (1,602,059)
                                                                      -----------    -----------    -----------    -----------
Other Income (Expense):
    Interest income..................................................         151         12,103            569         38,566
    Interest expense.................................................     (46,144)       (26,826)      (153,388)      (100,588)
    Other............................................................     (19,151)         6,285         66,405          7,624
                                                                      -----------    -----------    -----------    -----------

         Total other income (expense) - net..........................     (65,144)        (8,438)       (86,414)       (54,398)
                                                                      -----------    -----------    -----------    -----------

Net Loss ............................................................ $(1,010,455)   $  (408,364)   $(2,354,656)   $(1,656,457)
                                                                      ===========    ===========    ===========    ===========
Computation of net loss per share:

Net loss before dividends on preferred stock ........................ $(1,010,455)   $  (408,364)   $(2,354,656)   $(1,656,457)
Dividends on preferred stock ........................................           -        (27,465)             -       (269,589)
Deemed dividends on preferred stock..................................           -              -              -        (40,918)
Accumulated dividends on preferred stock.............................    (594,231)      (565,694)    (1,721,374)    (1,462,472)
                                                                      -----------    -----------    -----------    -----------
Net loss applicable to common stockholders........................... $(1,604,686)   $(1,001,523)   $(4,076,030)   $(3,429,436)
                                                                      ===========    ===========    ===========    ===========
Weighted average number of common
    shares outstanding...............................................   6,889,293      6,051,884      6,694,986      5,344,083
                                                                      ===========    ===========    ===========    ===========

Net loss per share - basic and assuming dilution..................... $      (.23)   $      (.17)   $      (.61)   $      (.64)
                                                                      ===========    ===========    ===========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  -------------------------------
                                                                                                      2001            2000
                                                                                                    ---------     -----------
Net cash used in operating activities ............................................................  $(944,038)    $(1,356,246)
                                                                                                    ---------     -----------
Cash flows from investing activities:
 Purchase of property and equipment ..............................................................   (110,988)       (846,391)
 Payments related to patents......................................................................    (12,288)              -
 Sale of equipment................................................................................     90,000               -
 Advance on long term supply agreement............................................................          -        (132,567)
 Decrease in notes receivable ....................................................................      7,503               -
                                                                                                    ---------     -----------

Net cash used in investing activities ............................................................    (25,773)       (978,958)
                                                                                                    ---------     -----------

Cash flows from financing activities:
 Sale of common stock.............................................................................          -       1,000,000
 Sale of preferred stock .........................................................................          -       1,326,000
 Proceeds from notes payable......................................................................    850,000         265,000
 Payment of costs and fees of equity issuances ...................................................    (23,968)       (110,519)
                                                                                                    ---------     -----------

  Net cash provided by financing activities ......................................................    826,032       2,480,481
                                                                                                    ---------     -----------


Net increase (decrease) in cash and cash equivalents .............................................   (143,779)        145,277
Cash and cash equivalents, beginning of period ...................................................    145,229         284,498
                                                                                                    ---------     -----------

Cash and cash equivalents, end of period .........................................................  $   1,450     $   429,775
                                                                                                    =========     ===========

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

Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2001 and 2000 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and Preferred Stock convertible into an aggregate of approximately 11,340,240 shares of Common Stock.

Net loss per share for both basic and assuming dilution for the three and nine months ended September 30, 2000 have been restated for unearned accumulated dividends during these periods.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $1,538,305 and other intangible assets is $1,254,466. Amortization expense during the nine-month period ended September 30, 2001 was $150,406. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

In the first nine months of 2001, holders of the Company's Series G Cumulative Convertible Preferred Stock converted 3,475 Series G shares, deferred dividends and interest on deferred dividends into 384,020 shares of the Company's Common Stock.

In the first nine months of 2000, holders of the Company's Series G Cumulative Convertible Preferred Stock converted 21,762 Series F and G shares, deferred dividends and interest on deferred dividends into 903,779 shares of the Company's Common Stock.

At September 30, 2001, the conversion rates of the Company's Series F, Series G-I, II and III, Series H and Series I Convertible Preferred Stock were $2.85, $1.95, $0.87, $1.85 and $2.00, respectively.

COMMON STOCK

In March 2001, the Company authorized the issuance of 106,433 of its shares of Common Stock to its former chief financial officer in exchange for services performed and 24,000 shares of its Common Stock to its President in conjunction with a restricted stock grant that was made in January 2000. In June 2001, the Company authorized the issuance of 30,000 shares of Common Stock to a consultant for services performed. In August 2001, the Company authorized the issuance of 55,000 shares of Common Stock to an investment banker for services performed.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May and June of 2000, the Company issued 1,000,000 shares of Common Stock in a private transaction at $1.00 per share.

(3)  LICENSING AGREEMENTS

On May 4, 2001, the Company entered into a licensing agreement with Oz-Tex Solutions Pty Ltd ("Oz-Tex") to manufacture and market the TieTek(TM) Crosstie in Australia and New Zealand. Under the terms of the agreement, the Company sold its pilot manufacturing plant to Oz-Tex and received an initial payment. The Company will receive future milestone payments for each full-scale facility installed in the licensed territory. Additionally, the Company will receive royalties based on sales volumes of crossties using the TieTek technology. The Company has retained an option to purchase an equity or profit interest in a joint venture that may be established to produce and market the TieTek(TM) Crossties in Australia and New Zealand. In July, the pilot plant was shipped to Australia along with 250 Australian specification ties produced at the Houston plant, which will trigger an additional payment upon receipt.

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

(4)  AVALANCHE FINANCING

On October 2, 2001, the Company completed a financing, subject to stockholder approval, with Avalanche Resources, Ltd. (Avalanche). Under the terms of the financing, Avalanche agreed to purchase NATK Common Stock in exchange for consideration valued at approximately $2,300,000. This valuation is a preliminary estimate. The Company plans to have an independent valuation completed prior to recording the transaction. The issuance of shares will result in Avalanche owning 55% of the Company's Common Stock (on a fully-diluted basis). See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event - Avalanche Financing for further discussion of the details of this transaction. The following unaudited condensed pro forma data illustrates the impact of this financing if it had been consummated as of September 30, 2001 for the purpose of balance sheet data and as of January 1, 2001 for the purpose of statement of operations data for the nine months ended September 30, 2001. The pro forma financial data is not necessarily indicative of the results that would have occurred had this financing been consummated at the beginning of the periods presented or of any future results or financial position.

            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001

                                                                                                   PRO FORMA
                                                                               HISTORICAL         ADJUSTMENTS         PRO FORMA
                                                                              ------------       ------------        ------------
Current Assets:
    Cash....................................................................  $      1,450       $    500,000        $    501,450
    Marketable equity securities............................................             -          1,807,176           1,807,176
    Accounts receivable.....................................................        78,349                  -              78,349
    Inventory...............................................................       185,932                  -             185,932
    Other...................................................................        23,786                  -              23,786
                                                                              ------------       ------------        ------------
              Total Current Assets..........................................       289,517          2,307,176           2,596,693
                                                                              ------------       ------------        ------------
Notes receivable............................................................        37,496                  -              37,496
Property, plant and equipment, net..........................................     1,666,113                  -           1,666,113
Patents and purchased technologies, net.....................................     1,246,654                  -           1,246,654
Goodwill, net...............................................................     1,538,305                  -           1,538,305
Other.......................................................................       184,576                  -             184,576
                                                                              ------------       ------------        ------------
              Total Assets..................................................  $  4,962,661       $  2,307,176        $  7,269,837
                                                                              ============       ============        ============
Current Liabilities:
    Notes payable...........................................................  $  1,844,457       $ (1,564,457)       $    280,000
    Accounts payable........................................................     1,087,372                  -           1,087,372
Other accrued expenses......................................................       235,765           (164,185)             71,580
                                                                              ------------       ------------        ------------
              Total Current Liabilities.....................................     3,167,594         (1,728,642)          1,438,952
Deferred dividends..........................................................       115,639           (115,639)                  -
                                                                              ------------       ------------        ------------
              Total Liabilities.............................................     3,283,233         (1,844,281)          1,438,952
                                                                              ------------       ------------        ------------
Stockholders' equity:
    Preferred stock.........................................................    13,679,020          7,329,071          21,008,091
    Common stock............................................................         6,993             23,738              30,731
    Additional paid in capital..............................................    33,918,603          3,009,600          36,928,203
    Accumulated deficit.....................................................   (45,925,188)        (6,210,952)        (52,136,140)
                                                                              ------------       ------------        ------------
              Total Stockholders' Equity....................................     1,679,428          4,151,457           5,830,885
                                                                              ------------       ------------        ------------
              Total Liabilities and Equity..................................  $  4,962,661       $  2,307,176        $  7,269,837
                                                                              ============       ============        ============

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                  PRO FORMA
                                                                               HISTORICAL        ADJUSTMENTS         PRO FORMA
                                                                              ------------       ------------        ------------
Product revenues..................... ......................................  $  1,154,347       $          -           1,154,347
Cost of product.............................................................     2,382,703                  -           2,382,703
                                                                              ------------       ------------        ------------
          Gross loss........................................................    (1,228,356)                 -          (1,228,356)
Selling, general and administrative expenses................................       765,969                  -             765,969
Depreciation and amortization...............................................       273,917                  -             273,917
                                                                              ------------       ------------        ------------
          Operating loss....................................................    (2,268,242)                 -          (2,268,242)
Other income (expense)......................................................       (86,414)           148,591              62,177
                                                                              ------------       ------------        ------------
          Net Loss..........................................................  $ (2,354,656)           148,591        $ (2,206,065)
                                                                              ============       ============        ============

Computation of net loss per share:
Net loss before dividends on preferred stock................................  $ (2,354,656)      $    148,591        $ (2,206,065)
Accumulated dividends on preferred stock....................................    (1,721,374)         1,721,374                   -
                                                                              ------------       ------------        ------------
Net loss applicable to common stockholders..................................  $ (4,076,030)      $  1,869,965        $ (2,206,065)
                                                                              ============       ============        ============

Weighted average common shares outstanding..................................     6,694,986         23,737,734          30,432,720
                                                                              ------------                           ------------
Net loss per share - basic and assuming dilution............................  $       (.61)                          $       (.07)
                                                                              ============                           ============

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

RESULTS OF OPERATIONS

PRODUCT REVENUES

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production is being sold to Union Pacific Railroad ("UPRR") under a two-year contract executed in 2000 for the sale of 200,000 crossties with an option for 50,000 additional ties. The Company produced approximately 3,500 crossties during 2000 and approximately 20,000 crossties during the nine months ended September 30, 2001. Through November 3, 2001, TieTek has sold more than 23,500 crossties to UPRR and has sold and delivered ties to several domestic and foreign railroad customers.

Revenues for the three months ended September 30, 2001 increased $356,043 or 1706% to $376,913, as compared to $20,870 for the three months ended September 30, 2000. Revenues during 2001 reflect commercial production of crossties while the comparable period in 2000 was the initial period of start-up of the Houston plant.

Revenues for the nine months ended September 30, 2001 increased $1,129,310 or 4510% to $1,154,347, as compared to $25,037 for the same period in 2000. Revenues during 2001 reflect commercial production of crossties while the comparable period in 2000 preceded start-up and significant production at the Houston plant.

Revenues for the three months ended September 30, 2001 decreased $76,822 or 17% to $376,913, compared to $453,735 for the three months ended June 30, 2001. The cause of this decrease was from the decreased production of crossties during the period. The cause of the decreased production was interruptions encountered as a result of the flood caused by tropical storm Allison.

The production rate and operating performance improved steadily in 2001, until the Houston plant was flooded on June 9, 2001 by rain associated with tropical storm Allison. The plant had equipment damage and subsequent operating problems that adversely affected production until mid-August. Full production resumed and the Company expanded its production capacity by commencing continuous production, 24 hours a day, 7 days a week. The Company expects rates of production will continue to increase in the coming months.

GROSS LOSS

Although production increased during 2001, the plant continued to operate at less than capacity resulting in negative margins and higher material and labor costs per ties produced. Prior to damage resulting from tropical storm Allison, the Company was producing approximately 4,000 crossties per month. In July, the Company commenced continuous operations seven days a week that should have increased production capacity to 5,000 to 6,000 crossties per month. However, the production interruptions resulting from the storm damage described earlier permitted the Company to manufacture only 1,874 and 1,855 crossties during July and August, respectively. Higher levels of production resumed at the facility in mid-August, and in September the Company produced approximately 3,300 crossties.

The Company believes that capacity can be increased to 8,000 crossties per month with approximately $500,000 in capital improvements and that plant profitability can be achieved at that level of production. The Company estimates that production of 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. Such higher levels of production will require at least one additional production line and additions to the existing production line. On October 2, 2001, the Company closed a financing valued at approximately $2,300,000, the proceeds of which will be utilized to make improvements to the existing production line and partially fund the installation of the second production line (see Avalanche Financing below).

Cost of product is comprised of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects that, if production continues without another major disruption from equipment damage, these expenses will continue to decrease on a per tie basis as the volume of production increases.

During the three months ended September 30, 2001, gross loss for the Company was $581,280, compared to a gross loss of $82,809 for the three months ended
September 30, 2000.   Gross loss during 2001 reflects commercial production of
crossties while the comparable period in 2000 was the initial period of start-up at the Houston plant.

During the nine months ended September 30, 2001, gross loss for the Company was $1,228,356, compared to a gross loss of $83,016 for the same period in 2000. Gross loss during 2001 reflects commercial production of crossties while the comparable period in 2000 preceded start-up and significant production at the Houston plant.

Gross loss for the three months ended September 30, 2001 increased $215,249 or 59% to $581,280, as compared to $366,031 for the three months ended June 30, 2001. The increased losses were the result of decreased production and building of staff for continuous production. Unit margins decreased for the three months ended September 30, 2001 versus the three months ended June 30, 2001 because decreased production volumes caused by interruptions caused by the flooding from tropical storm Allison and increased labor costs caused by the increase of capacity by commencing continuous production, 24 hours a day, 7 days a week.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SGA)

SGA expenses increased 5% to $271,476 for the three months ended September 30, 2001 compared to $258,605 for the three months ended September 30, 2000 and decreased 43% to $765,969 for the nine months ended September 30, 2001 compared to $1,347,389 for the nine months ended September 30, 2000. The decrease resulted from the allocation of a significant amount of SGA expenses to cost of product following commencement of commercial crosstie production in July 2000. The Company anticipates that SGA will increase from current levels as production of the TieTek(TM) Crossties increases. The Company currently has 24 employees and utilizes approximately 27 additional contract employees.

OTHER INCOME (EXPENSE)

Total other expense increased in the three and nine months of 2001 due to increased interest expense on notes payable and deemed interest on convertible notes, partially offset by $50,000 of income recorded for payment received on a note receivable that was previously written off and $40,000 of income from a lease obligation that has expired.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, the Company continued to incur a cash flow deficit from operations averaging approximately $225,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crossties at below designed plant capacity as well as plant improvement projects and corporate overhead. As of September 30, 2001, the Company had a working capital deficit of $2,878,077 including a cash balance of $1,450.

The Company steadily increased production rates during the first six months of 2001. Production rates in the third quarter declined because of the problems encountered subsequent to the flood caused by tropical storm Allison. Approximately 21,000 crossties were produced during the nine-month period. The Company anticipates completing several projects in the next three to six months to improve raw material handling, product logistics and the molding system. These changes are expected to cost approximately $500,000 and increase production capacity to 8,000 crossties per month, which the Company believes will result in profitability at the plant level.

During the first nine months of 2001, the Company borrowed a total of $600,000 from investors, including $100,000 from the Chairman of the Company, by issuing unsecured convertible notes bearing interest at 10% and maturing in one year from date of issuance. The notes are convertible at the lender's option into shares of the Company's Common Stock at $1.00 to $1.25 per share. In addition, the Company renewed two unsecured notes convertible into shares of the Company's Common Stock for a one-year period and adjusted the conversion price under the notes to $1.25 per share. The Company also borrowed $100,000 from an investor by issuing a note secured by certain of its assets and bearing interest at 10%. In addition, during the third quarter of 2001, the Chairman of the Company made short-term loans to the Company totaling $150,000.

The Company estimates between $4,500,000 and $5,000,000 in additional funding is needed to achieve positive cash flow and profitability. This capital will fund approximately $500,000 for improvements to its initial production line, approximately $2,500,000 to $3,000,000 to install its second production line in its Houston facility and additional working capital of between $1,500,000 and $1,750,000. Subsequent to fully funding those needs, the Company plans to raise or finance through internal or other sources an additional $2,500,000 to $3,000,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. On October 2, 2001, the Company closed a financing valued at approximately $2,500,000, the proceeds of which will be utilized to make improvements to the existing production line and partially fund the installation of the second line (see Avalanche Financing below).

During the nine months ended September 30, 2001, the Company used $944,038 in cash for its operating activities, reflecting primarily the net loss of $2,354,656 adjusted for a reduction in working capital of $1,068,889 and net non-cash expenses which were $341,729. During the nine months ended September 30, 2000, the Company used $1,356,246 in cash for its operating activities, reflecting primarily the net loss of $1,656,457 adjusted for a reduction in working capital of $128,557 and net non-cash expenses which were $171,654.

Due to uncertainties regarding the Company's ability to obtain the additional capital necessary to expand production, the report of the Company's independent public accountants for the year ended December 31, 2000 contains an explanatory paragraph as to the substantial doubt about the Company's ability to continue as a going concern.

OTHER EVENTS

On June 9, 2001, the Company's production facility in Houston was flooded from tropical storm Allison. The facility was shut down for several days for cleanup and inspection. Beginning in late June, the plant began experiencing intermittent operational problems, primarily as a result of flood-related damage. Since that time and through the first week of August, production has been substantially impacted. The Houston plant resumed normal production in mid-August and the Company believes it has remedied all problems related to the flood damage.

SUBSEQUENT EVENT - AVALANCHE FINANCING

On October 5, 2001, the Company and Avalanche Resources, Ltd. (Avalanche) completed the funding under a Securities Purchase Agreement dated October 2, 2001, pursuant to which Avalanche agreed to purchase common stock of the Company for consideration valued at approximately $2,300,000 on the date of the agreement. The common stock to be issued by the Company to Avalanche under the Securities Purchase Agreement, when added to the shares of the Company's common stock already owned by Avalanche, will result in Avalanche owning 55% of the Company's common stock (on a fully-diluted basis, after accounting for the exercise of conversion of instruments exercisable for or convertible into common stock of the Company).

The consideration paid and to be paid to the Company consists of cash of $500,000, 235,294 shares of the common stock of Universal Display Corporation
(UDC) with a value on the date of the agreement of $1,541,175 (based on the closing price for UDC's common stock on October 2, 2001) and a warrant to purchase 235,294 shares of UDC common stock at a price of $10.00 per share, which warrant is exercisable by the holder until December 15, 2005 with an estimated value on the date of the agreement of $266,000 (based on a preliminary valuation using the Black Sholes Method). This valuation is a preliminary estimate. The Company plans to have an independent valuation completed prior to recording the transaction. The shares of UDC common stock received by the Company and to be received by the Company upon any future exercise of the warrant are freely transferable.

In conjunction with the signing of the Securities Purchase Agreement, Avalanche agreed to make a $500,000 interest-free loan to the Company which is repayable by the Company on or before January 31, 2002. Avalanche will pay the cash portion of the investment called for by the Securities Purchase Agreement through the forgiveness of the loan on the date the common stock is issued by the Company pursuant to the Securities Purchase Agreement. The Company's obligation to repay the loan is secured by a security interest granted to Avalanche in all assets of the Company. The Company's obligations under the Securities Purchase Agreement are also secured by the security interest granted to Avalanche.

Under the Securities Purchase Agreement, the Company is required to take certain actions to restructure its capitalization, including reaching agreements with holders of its various series of convertible preferred stock and holders of convertible debt securities to exchange such preferred stock and debt for a newly-issued series of convertible preferred stock that will be convertible on a one-for-one basis into common stock. Such transactions are required to be completed on or before January 31, 2002. Avalanche was also granted the right to include the common stock issued by the Company under the Securities Purchase Agreement on future registration statements filed by the Company where such registration statements are filed to register the public resale of previously-issued securities of the Company.

In addition, the majority vote of the Company's voting stock will be required to approve the issuance of the common stock to Avalanche and such other actions requiring stockholder approval which may be required to complete the transactions called for by the Security Purchase Agreement. In connection with the execution of the Securities Purchase Agreement, the holders of securities having the right to cast 7,376,047 votes on questions coming before the holder of voting securities of the Company delivered proxies to Avalanche which, when the shares represented are added to the 1,000,000 shares of the Company's common stock already owned by Avalanche, will permit Avalanche to vote a majority of the Company's voting shares in favor of the transaction when brought before a special meeting of the Company's stockholders to be held later in 2001.

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          PART II:  OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS:  None

ITEM 2:  CHANGES IN SECURITIES:

In July 2001, the Company issued a promissory note in the amount of $100,000 to the Chairman of the Board of Directors of the Company in return for a loan to the Company in the same amount. The note is convertible at the lender's option into Common Stock of the Company at $1.00 per share. Additionally, the note can be converted, at the lender's option, into any class of preferred stock issued by the Company in the future that is convertible into Common Stock of the Company. The convertible note was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
Section 4(2) thereof and the rules and regulations promulgated thereunder. In addition, during the third quarter of 2001, the Chairman made short-term loans to the Company in the amount of $150,000.

In August 2001, the Company borrowed $100,000 from an investor and issued a note payable due in one year which is convertible into shares of the Company's Common Stock at $1.00 per share. The convertible note was issued to an accredited investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

In August 2001, the Company authorized the issuance of 55,000 shares of its common stock to an investment banking firm for services performed. The Common Stock was issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

Given the Company's expected financial condition, it is unlikely the Company will be in a position to pay cash dividends on its Preferred Stock in the near future. Therefore, these dividends will accumulate, and must be paid, together with interest thereon, prior to the payment of any distributions to the common stockholders. The Company does not anticipate any such distributions in the foreseeable future. As of September 30, 2001, approximately $4,910,000 of accrued dividends and interest were in arrears on all series of the Company's Preferred Stock.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

ITEM 5:  OTHER INFORMATION:   None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     EXHIBIT NO.         DESCRIPTION OF EXHIBIT       MANNER OF FILING
     -----------         ----------------------       ----------------

        10.1              Loan Agreement dated        Filed herewith
                          as of July 17, 2001
                          between the Company
                          and Douglas C. Williamson


        10.2              Convertible Promissory      Filed herewith
                          Note from the Company to
                          Douglas C. Williamson
                          dated July 17, 2001

  (B) REPORTS ON FORM 8-K:  None

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      North American Technologies Group, Inc.


Date:  November 9, 2001               /s/Henry W. Sullivan
                                      ---------------------------------------
                                      Henry W. Sullivan
                                      President and Chief Executive Officer



Date:   November 9, 2001              /s/  John N. Bingham
                                      ---------------------------------------
                                      John N. Bingham
                                      Acting Chief Financial Officer