Form 10KSB
period 2001-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2002-04-16
CIK 808013

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001
                              or
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

      Securities registered under Section 12(b) of the Exchange Act:  NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)

          Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES  [_] NO

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.     [X]

    State registrant's revenues for its most recent fiscal year: $1,609,888

          The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 6, 2002 was $6,386,184. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                    Applicable Only to Corporate Registrants

          As of March 6, 2002, there were 36,527,778 Shares of Common Stock, par value $.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one)
[_] YES   [X] NO

                         PRIVATE SECURITIES LITIGATION

                        REFORM ACT SAFE HARBOR STATEMENT

     This Annual Report on Form 10-KSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "expect", "estimate", "project", "intend", "plan," "will," "should," "could," "would," "anticipate," "believe," or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption "Risk Factors" in Item 1 in this Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     As used in this report, "the Company" refers to North American Technologies Group, Inc. ("NATK"), its wholly owned subsidiary, TieTek, Inc. ("TieTek") and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

GENERAL DESCRIPTION OF BUSINESS

     The Company's principal business is the manufacture and marketing of TieTek(TM) products through its TieTek subsidiary. The initial product is a composite railroad crosstie that was conceived as a direct substitute for wood crossties, but with a longer life and with several environmental advantages. The TieTek crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, several thousand TieTek(TM) crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began manufacturing and shipping its crosstie from its facilities during the third quarter of 2000. In January 2000, the Company entered into a contract to produce up to 250,000 crossties for Union Pacific Railroad (UPR). As of March 1, 2002, the Company has sold over 20,000 crossties under the UPR contract.

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

     The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the United States has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new ties in North America is estimated by the Company, based on industry reference materials, to exceed 16 million ties per year while demand in the rest of the world is estimated to be more than 60 million ties per year.

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

     While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wooden ties. Generally, the technical requirements of a railroad crosstie are described as follows:

.. The tie must be able to support the weight and dynamic forces of the rail and train without damage to the tie or the rail.

.. The tie must be able to interact with the ballast and distribute the weight of the train to the underlying roadbed.

.. The tie must be able to maintain the gauge of the track on straight runs and curves and prevent the rail from "rolling over" on curves.

.. The rail should be able to be fastened to the tie cheaply and efficiently. If spikes are used, the tie must be able to hold the spike for the life of the tie.

.. The tie must be stiff enough to support the load, but be flexible enough to absorb the impact and vibration of passing trains with minimal damage to the track, the train and the tie.

.. The tie should resist decay with minimal degradation of original properties over time.

.. The tie must not conduct electrical impulses between the rails.

     Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties can be compared to wooden ties in these critical areas, but the ultimate test is performance under load on actual track. The Company's crossties continue to perform successfully against these standards.

     TECHNOLOGY DEVELOPMENT.   The specific TieTek(TM) technology is based on
the Company's know-how to combine rubber and plastic to create products with unique capabilities. TieTek determined that rubber and plastic alone could not meet all the required performance criteria for railroad crossties, and after years of product development, The Company has discovered a combination of several different components that produce a composite crosstie with the desired properties.

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

     The Company has also tested its crosstie at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the AAR, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek's crossties at Pueblo have experienced over 500 million gross tons of load (this test is ongoing), as well as 2 million vibrations in an accelerated wear test with no problems of any kind. The TTCI tests confirm that the TieTek(TM) tie has met the requirements of the industry.

     These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek(TM) crossties installed to date have experienced no performance problems.

     MANUFACTURING. There are four basic functions in the TieTek manufacturing process:

.. Raw Material Selection and Handling - There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

.. Compounding and Mixing - Mixing, melting, and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt (non-melts). The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek(TM) technology and includes patented and other proprietary techniques that the Company believes are unique to the TieTek(TM) crosstie.

.. Shaping, Forming and Cooling - The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek(TM) technology produces a crosstie that closely resembles a wooden tie, with dimensions of 7" x 9" x 9' (which can be modified to special order), and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties. The Company textures the exterior of the crosstie to improve interaction with the ballast.

.. Quality Assurance - TieTek has established a series of quality control steps to verify the structural integrity of each crosstie produced. The testing is non-destructive and provides a record of each crosstie for complete quality control of the manufacturing system, as well as improved customer confidence. The data provides process information for improved operation and continued product development.

     PRODUCTION. Approximately 45,000 TieTek(TM) crossties have been manufactured to date. Currently, the Company is producing approximately 3,000 ties per month, most of which are being sold to UPR under contract. In its current form, the initial production line is capable of producing up to approximately 8,000 ties per month. Assuming certain improvements to the production line are financed and completed, the Company plans to ramp-up its production to approximately 8,000 ties per month by the end of the second quarter of 2002, the maximum amount of production for its initial production line. In addition, if financing is secured, the Company plans to place a second production line in service during the third quarter of 2002 and a third production line during the fourth quarter.

     RAW MATERIAL. The raw materials used in the Company's product have been readily available from multiple suppliers. Avangard Industries, Inc. of Houston, Texas, principally a supplier of recycled plastics, supplied 44% of all raw material purchases to NATK during 2001. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek(TM) crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek's(TM) crossties, particularly during product introduction when it would be difficult to pass raw material price increases through to final product sales price. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, TieTek has focused on using a variety of low-grade sources of recycled plastic that will be readily available and priced below other materials. The TieTek(TM) technology and process design has been specifically configured to readily accept recycled plastic that could not be processed into solid parts or film using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. The Company will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

     MARKETING. TieTek believes there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wooden creosote-treated ties. Factors affecting these trends are:

.. The railroad infrastructure in North America is mature and requires constant maintenance. The great majority of the more than 16 million ties purchased each year are replacements for aged wooden ties.

.. The ongoing trend to heavier loads and higher speeds will exacerbate the rate of failure of wooden ties.

.. There is a strong economic motivation to use longer life ties because the replacement and disposal of an old tie actually costs several times the cost of the new tie alone. In addition, the maintenance process can impact the freight carrying (and revenue producing) capacity of the track.

.. Quality hardwoods are in tight supply with declining areas of mature forests and environmental pressure to protect trees.

.. Wood ties must be protected with preservatives to achieve even a tolerable economic life. Creosote and other preservatives are toxic and potentially carcinogenic chemicals that pose a potential liability for the railroads. Environmentally sensitive areas have already questioned the ongoing impact of creosote treated wood crossties.

.. Wood ties are inconsistent with physical properties and quality varying from sawmill to sawmill.

     The TieTek(TM) crosstie is consistent, interchangeable with wood ties, resists water and insect damage without preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek(TM) crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Management believes that treated wooden ties cost between $25 and $40 in the United States and substantially more in many parts of the world. The TieTek(TM) tie has been sold at a significant premium over wood because it can be installed as a direct replacement for wood with the same equipment, the same fasteners, the same procedures and has superior life-of-the-tie economics. TieTek(TM) ties have been sold to Class I, Short Line, Municipal and Transit railroads. As a result of the UPR contract, the ties to be produced by the first production line of the Houston plant are basically sold through early 2003, including production increases and improvements projected in the Company's business plan. Production from a second line and third line, if constructed, would be sold to a wide spectrum of railroad customers, including the UPR.

     TieTek anticipates that, in addition to its current direct sales by Company employees, it will employ a combination of marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the United Sates and throughout the world. The Company has also advertised in trade journals and has presented several papers to railroad industry groups. In addition, the TieTek(TM) crosstie has been discussed in many articles appearing in the railroad industry trade press.

     LICENSING. In March 2001, the Company entered into agreements with partners in India. TieTek executed a Memorandum of Understanding with ISCO Track Sleepers Ltd. ("ISCO"), the largest manufacturer of concrete ties in India. Under the terms of the agreement, ISCO made a minor up-front payment to TieTek and agreed to work with TieTek on an exclusive basis to obtain government approval of the TieTek(TM) tie in India.

TieTek also executed a letter of intent with Owens Corning of India to jointly market the TieTek(TM) technology in that country. During 2001, TieTek sold a minor number of ties under this agreement, mainly for product testing purposes.

     In May 2001, the Company entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. for the market areas Australia/New Zealand. The agreement requires a base level license fee with agreed milestones and percentage royalties based on production. The licensee is proceeding on schedule and all required payments to date have been paid. During 2001, the Company sold equipment to licensee for $140,000. In February 2002, the licensee paid the first required $100,000 installment to secure the license.

     MAJOR CUSTOMERS. For the years ended December 31, 2001, the Company had sales to Union Pacific Railroad that represented 93% of total revenues. For the year ended December 31, 2000, the Company had sales to two customers that represented 76%, and 16% of total revenues.

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

     There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum), and steel/concrete/rubber/plastic (Primix). The Company believes that it has a more salable, more proven and more accepted product and technology than any competitor. While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, the Company intends to extend its unique position by producing and marketing large volumes of TieTek(TM) crossties, by achieving strategic partnerships with licensees, suppliers and customers, by ongoing testing and reporting, by product and process improvements, and by being a strategic supplier to the railroad industry. The Company realizes the advantages and obligations of being the sole supplier of a new product to a mature industry and is moving quickly to consolidate its business position.

     PATENTS AND PROPRIETARY PROTECTION. The Company received a patent protecting the formula and range of compositions of the TieTek(TM) technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent has been filed for extensive international registration under the procedures of the International Patent Treaty.

     In addition, the Company has applied for additional patent coverage regarding the product and manufacturing process technology. The new patent being applied for would, if granted, significantly extend the protection provided by U.S. Patent # 5,886,078.

     In addition to these current patents, the Company owns patents relating to its Riserclad technology (which has been licensed) and its Biocatalytic Hydrocarbon Upgrade Process ("BioKatT(TM)") that is based on enzyme technologies and its porous pipe technology. The Company does not currently generate revenues from the commercial exploitation of these patented technologies. There is currently no patent protection for any other of the

Company's products or technologies. A substantial number of patents have been issued in the markets in which the Company competes and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. The Company can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that the Company will have the financial resources available to enforce and defend the intellectual property rights of the Company should they be challenged. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

     HUMAN RESOURCES. The Company currently employs 15 employees. None of its employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

RISK FACTORS

      The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

     LACK OF OPERATING REVENUE AND PROFITS. The Company has incurred an accumulated deficit from its inception to December 31, 2001 of approximately $53,324,010. Until the Company is able to generate significant revenues from the manufacturing of its TieTek(TM) crosstie, profitable operations will not be attained. Should losses continue at their historic rate, there is no assurance that the Company can remain viable as a going concern.

     CAPITAL NEEDS. For the year ended December 31, 2001, the Company incurred a net loss of $4,393,837. This loss principally reflected the ramping up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2001, the Company had net working capital of $1,365,384, including a cash balance of $72,243. During 2001, the Company incurred a cash flow deficit averaging approximately $150,000 per month. The deficit will likely decrease as production volumes increase in 2002.

     During 2001 and 2000, the Company made significant progress towards commercial production of the TieTek(TM) crosstie. Progress includes the production of approximately 35,000 crossties in 2001 and approximately 1,600 in 2000, and the signing of a two year supply contract with Union Pacific Railroad for up to 250,000 ties. Currently, the Company is producing approximately 3,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 crossties per month would result in positive EBITDA and 18,000 crossties per month would result in pretax income. There is no assurance that these estimates are achievable.

     The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. While management believes the current level of working capital is adequate for current operating levels through December 31, 2002, it is seeking additional capital for the expansion needed to achieve operating profits. No assurance can be given that additional financing will be available or, if available, will be on terms acceptable to the Company. If such additional financing is not obtained, the Company may be required to curtail operations after its current working capital is depleted. A substantial portion of the Company's working capital has been obtained as a result of the investment made by Avalanche Resources, Ltd. ("Avalanche") under the terms of a Seucrities Purchase Agreement dated October 2, 2001.

     DEPENDENCE ON KEY CUSTOMER. Over 90% of the Company's sales during calendar year 2001 were to one customer - Union Pacific Railroad. The loss of this customer would have a material adverse affect on the Company's financial condition and results of operations.

     SUBSTANTIAL DILUTION FROM CONVERTIBLE SECURITIES. The Company is presently authorized to issue 75,000,000 shares of Common Stock, of which 36,527,778 shares were outstanding as of March 6, 2002 and up to

20,000,000 shares of "blank check" preferred stock which could be convertible into Common Stock. The Company may in the future be caused to issue up to approximately 17,278,736 additional shares of its Common Stock upon the conversion of its outstanding Preferred Stock and convertible notes and upon the exercise of its outstanding vested options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock to approximately 53,806,514 shares or more. Issuance of this many shares will have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's Common Stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices it deems appropriate.

     VOLATILITY OF SHARE PRICE. The market prices of securities of technology companies, including those of the Company, have been historically volatile. Future announcements concerning the Company or its competitors, including the results of testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of the Company's products may have a significant impact on the market price of the shares of the Company's Common Stock. In addition, the Company's share price may be affected by sales by existing stockholders. Because of these factors, the market price of the Company's Common Stock may be highly volatile.

     EFFECT OF OUTSTANDING PREFERRED STOCK, OPTIONS AND WARRANTS. The holders of the Company's outstanding Preferred Stock, convertible notes, and outstanding options and warrants are given an opportunity to profit from a rise in the trading price of the Company's Common Stock, with a resulting dilution in the interest of the other stockholders. The holders of such preferred stock and convertible notes may choose to exercise their rights of conversion and the holders of such options and warrants may choose to exercise these instruments, each at prices below the current trading price of the Company's Common Stock and at a time when the Company might be able to obtain additional capital through a new offering of securities at prevailing market prices. The terms on which the Company may obtain additional financing during this period may be adversely affected by the existence of such below market convertible securities.

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

     TECHNOLOGY RIGHTS. Although the Company owns patents on several of its technologies, the Company also relies on secrecy and confidentiality agreements to maintain the proprietary nature of a substantial portion of its technology. In addition, the Company may also seek patent protection in certain situations in the future, but the Company does not believe that patents are uniquely critical to the successful development of commercially viable processes. In general, the application of the patent laws to the Company's potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, the Company may not be able to protect those patents which have been issued. If the Company is unable to maintain the proprietary nature of its technologies, the Company's financial condition and results of operations could be materially and adversely affected.

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

     DIVIDEND POLICY: To date, the Company has paid no dividends on its shares of common stock and does contemplate paying cash dividends in the foreseeable future.

     CLASSIFIED BOARD; DELAWARE ANTI-TAKEOVER LAW. The Company has classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. A director may be removed only for cause by a vote of the holders of two-thirds of the voting power of the Company's outstanding securities. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of the Company, even if such attempts would be beneficial to the Company and its stockholders.

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

     AUTHORIZATION AND DISCRETIONARY ISSUANCE OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of up to an aggregate of 20,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without the approval of the holders of the Company's Common Stock, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company, which could have the effect of discouraging bids for the Company and thereby prevent stockholders from receiving the maximum value for their shares. There is no assurance that additional shares of preferred stock of the Company will not be issued at some time in the future.

     NEED TO MANAGE GROWTH. The growth necessary to attain profitability is expected to place a significant strain on the Company's managerial, operational and financial resources. Any inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

     PRINCIPAL STOCKHOLDERS OWN A CONTROLLING INTEREST IN THE COMPANY. Franklin
A. Mathias, Chairman of the Board of the Company, and Kevin C. Maddox, the Company's Chief Financial Officer, own all of the outstanding capital stock of Avalanche Resources, Ltd ("Avalanche"). Avalanche owns over 55% of the outstanding capital stock of the Company, on a fully diluted basis.

     As a result, the principal stockholders have the ability to control all matters submitted to the stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of the assets of the Company.

     NO PROTECTION AGAINST FURTHER DILUTION. In the event the Company chooses or needs to raise additional capital, there is no assurance that the Company will not raise such capital on terms that result in dilution of an investor's ownership and voting interest in the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     In November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas to be used for the production of the TieTek crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is $14,819. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. In December 2001, the Company exercised its option to lease an additional 2-1/2 acres and 50,000 square feet of additional building space. The lessor has the obligation to construct a facility within six months of the Company's notice to exercise the option.

     In the opinion of management, the Company's facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

     None.

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of its Stockholders on December 27, 2001, at which the following two proposals were approved:

     Proposal No. 1:

     Increase authorized Common Stock from 50,000,000 to 75,000,000 shares and authorized Preferred Stock from 10,000,000 to 20,000,000 shares.

     Proposal No. 2:

     Recapitalization and share issuances as part of financing transaction with Avalanche Resources Ltd.

     Proposal No. 1 was approved by a vote of 10,272,075 for and 178,451 against, with 5,547 shares abstaining, and

     Proposal No. 2 was approved by a vote of 10, 278,889 for and 171,674 against, with 5,529 shares abstaining.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ.

                                                   High Bid   Low Bid
                                                   --------   -------
          2001
          ----
       First Quarter.........................       $1.9844   $  0.75
       Second Quarter......................         $1.4375   $0.9375
       Third Quarter........................        $  1.11   $  0.52
       Fourth Quarter...........................    $  1.40   $  0.61


          2000
          ----
       First Quarter.........................       $  4.13   $  1.94
       Second Quarter......................         $  2.38   $  1.25
       Third Quarter........................        $  3.38   $  1.56
       Fourth Quarter...........................    $  2.22   $   .69
_________________________

     The high and low bid prices for the Company's Common Stock are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

HOLDERS
-------

     Records of the Company's stock transfer agent indicate that as of December 31, 2001 the Company had approximately 400 record holders of its Common Stock. Over 80% of the common shares are held by Avalanche Resources, Ltd. The majority of the remaining 20% of the common shares are held in "street name". Management believes that this indicates that this Company has a significant number of beneficial holders.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock to date and does not contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for expansion of production capacity and working capital of the Company. The Company is precluded from paying dividends on the common stock unless dividends are paid on the outstanding shares of 5% Convertible Preferred. Dividends on the 5% Convertible Preferred are non-cumulative.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2001, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 2001:

     . In February and March 2001, the Company issued 130,433 shares of the Company's Common Stock at its then current market price for accrued compensation. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D thereunder.

     . In December 2001, in accordance with the recapitalization of the Company, the Company issued 28,635,700 shares of the Company's Common Stock for marketable equity securities and a warrant with a market value of approximately $1,807,000 and for $500,000 in cash. These securities were issued to an accredited investor in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D thereunder.

     . In October and December 2001, the Company issued 770,064 shares of Common Stock and 770,064 Common Stock purchase warrants for $.85 per unit in a private transaction. The warrants vest immediately and are exercisable for five years at $1.00 per share. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D thereunder.

     . During 2001, the Company issued 157,977 shares of common stock and 127,977 common stock purchase warrants for costs associated with capital fund raising activities. The common stock was issued at a range of $.85 to $1.00 per share. The warrants vest immediately and are exercisable for a range of four to five years at a range of $1.00 to $1.10 per share. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D thereunder.

     . In December 2001, the Company issued 23,529 shares of common stock for reimbursable expenses of $20,000. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and/or Regulation D thereunder.

     5% Convertible Preferred Stock.  The Company has authorized for issuance
(1) 7,752,029 shares of its 5% Convertible Preferred Stock in exchange for the outstanding Preferred Stock Series F, G-I, G-II, G-III, H and I; (2) 3,118,340 shares of its 5% Convertible Preferred Stock for accrued dividends and dividends in arrears totaling $118,659 and $5,359,684, respectively and (3) 2,562,149 shares of its 5% Convertible Preferred Stock for the conversion of convertible notes payable and accrued interest totaling $1,599,750 and $168,632, respectively. The exchange of the Series F, G-I, G-II, G-III, H and I and payment of accrued dividends and dividends in arrears will be accomplished at the current conversion rates in effect by means of the completion of certain exchange agreements which have been provided to the holders of Preferred Stock in connection with the recapitalization. The conversion of the notes payable and accrued interest has been accomplished at a reduced conversion rate in the same manner. See Note 5 to the Consolidated Financial Statements for discussions of the interest charge in 2001 for this inducement to convert.

     On April 9, 2002 Avalanche repurchased for cash the marketable equity securities and warrant at estimated fair market value of $2,000,000.

     The 5% Convertible Preferred Stock has a stated value of $1.00 per share and bears a non-cumulative dividend of 5% of the stated value as and when such dividends are declared by the Board of Directors. Each share of 5% Convertible Preferred Stock is convertible at the holder's option into one share of Common Stock. The 5% Convertible Preferred Stock has the same voting rights as common, but ranks senior to the Common Stock as to any declared and unpaid dividends and has a $1.00 per share liquidation preference.

     CONVERTIBLE NOTES. In 2001, the Company borrowed $950,000 from investors in six separate transactions and issued five unsecured and one secured convertible notes bearing interest at 10% and maturing in one year from date of issuance. These securities were issued to accredited investors in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder. Two of the notes issued in 2001 totalling $250,000 were borrowings from the Company's Chairman of the Board. Two of these notes totaling $200,000 are outstanding at December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

       For the year ended December 31, 2001, the Company incurred a net loss of $4,393,837. This loss principally reflected the ramping up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2001, the Company had net working capital of $1,365,384, including a cash balance of $72,243. During 2001, the Company incurred a cash flow deficit averaging approximately $150,000 per month. The deficit will likely decrease as production volumes increase in 2002. Management believes the current level of working capital to be adequate for current operating levels through December 31, 2002, but will seek additional capital for expansion to achieve operating profits.

       During 2001 and 2000, the Company made significant progress towards commercial production of the TieTek(TM) crosstie. Progress includes the production of approximately 35,000 crossties in 2001 and approximately 1,600 in 2000, and the signing of a two year supply contract with Union Pacific Railroad for up to 250,000 ties. Currently, the Company is producing approximately 3,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 crossties per month would result in positive EBITDA and 18,000 crossties per month would result in pretax income.

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

       . In March and May 1999, the Company issued shares of Series G Shares, Subseries III (the "Series G-III Shares") for net cash proceeds of $879,000.

       . In March and May 2000, the Company issued shares of Series H Shares for $810,200 in proceeds.

       . In May and June 2000, the Company issued 1,000,000 shares of Common Stock for $1,000,000 in proceeds.

       . In September 2000, the Company issued shares of Series I Shares for $534,000 in proceeds.

       . In February and March 2001, the Company issued 130,433 shares of the Company's common stock at the current market price for accrued compensation.

       . In connection with the recapitalization of the Company, the Company issued 28,635,700 shares of the Company's Common Stock for marketable equity securities and a warrant with a market value of approximately $1,807,000 and for $500,000 in cash.

       . In October and December 2001, the Company issued 770,064 shares of common stock and 770,064 common stock purchase warrants for $.85 per unit in a private transaction. The warrants vest immediately and are exercisable for five years at $1.00 per share.

       . During 2001, the Company issued 157,977 shares of common stock and 127,977 common stock purchase warrants for costs associated with capital fund raising activities. The common stock was issued at a range of $.85 to $1.00 per share. The warrants vest immediately and are exercisable for a range of four to five years at a range of $1.00 to $1.10 per share.

       . In December 2001, the Company issued 23,529 shares of common stock for reimbursable expense of $20,000.

       The Company anticipates that approximately $500,000 is needed for improvements to its initial production line, approximately $3,500,000 is needed to install its second production line and additional working capital of between $500,000 and $1,000,000 is required to achieve positive cash flow. After fully funding these needs, the Company plans to seek an additional $3,500,000 to $5,000,000 to install a third production line, resulting in what management believes to be optimum total production capacity of 30,000 ties per month. As of the date of this Report, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all.

     During 2001, the Company used $1,856,526 in cash for its operating activities, reflecting primarily the net loss for the year of $4,393,837 adjusted for net non-cash expenses which were approximately $1,226,000 and increase of accounts payable of approximately $1,142,000.

     During 2000, the Company used $1,986,801 in cash for its operating activities, reflecting primarily the net loss for the year of $2,414,861 adjusted for net non-cash expenses which were approximately $596,000.

     Financing activities provided net cash to the Company of $1,780,782 during 2001. These funds were generated primarily by the sale of 7,020,064 shares of Common Stock and 770,064 Common Stock purchase warrants for net proceeds of $980,782 and the issuance of six notes totaling $950,000.

     Financing activities provided net cash to the Company of $2,626,566 during 2000. These funds were generated primarily by the sale of 13,442 shares of Series H and I Shares for cash proceeds of $1,326,000, services rendered of $18,210, sale of 1,000,000 shares of Common Stock for cash proceeds of $1,000,000 and short term convertible notes of $415,000. During 2000, the Company used $779,034 of the proceeds from its financing activities primarily for the purchase of equipment.

RESULTS OF OPERATIONS - ANALYSIS OF YEARS ENDED DECEMBER 31, 2001 ("2001") AND DECEMBER 31, 2000 ("2000")

     The net loss of $2,414,861 for 2000 reflects a decrease of $634,739 from the net loss of $3,049,600 in 1999. This decrease is primarily a result of (1) the provision of a $682,000 reserve in 1999 for the uncertainty of collection of a note receivable; (2) reduced interest expense of approximately $216,000; and
(3) the provision for impairment of certain long-lived assets in 1999 of $163,210; offset by an increase in 2000 of approximately $267,000 and $175,000 in loss on sales and selling, general and administrative expenses, respectively.

     The net loss of $4,393,837 for 2001 reflects an increase of $1,978,976 from the net loss of $2,414,861 in 2000. This increase is primarily a result of (1) recognition of deemed interest of $795,426 in 2001 of which $67,351 was due to issuance of convertible notes convertible at a beneficial conversion rate and $778,075 for an inducement charge upon conversion of certain debt (see Note 5 of the Notes to Consolidated Financial Statements), and (2) an increase in the gross loss on sales of $1,742,000; offset by a decrease of selling, general and administrative expenses of $689,665.

     REVENUES. The Company focused its resources in 2001 and 2000 on the commercialization of the TieTek(TM) composite railroad crossties. Substantially all of the Company's revenues in 2001 and 2000 of $1,609,888 and $94,558, respectively, resulted from the sale of the TieTek(TM) crossties.

     COSTS AND GROSS MARGIN. The 2001 and 2000 gross loss consists of the loss incurred from the sales of the TieTek(TM) crossties. This loss reflects the costs associated with the production of approximately 35,000 TieTek(TM) crossties in 2001 and approximately 1,600 in 2000. The negative margins reflect the ramp-up costs, the small scale of the manufacturing runs, and the inability to make volume purchases of raw materials. The Company's ability to improve its gross margin depends upon its ability to increase production volumes and production efficiencies and manage raw material purchases.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $689,665 to $1,241,411 in 2001 from $1,931,076 in 2001. This decrease reflects primarily the reduction of $494,000 in salary and other employee related costs as the Company focused its resources solely on the commercialization of the TieTek(TM) crosstie and by eliminating all royalty expenses in 2001 by a settlement with royalty owners in 2000 which eliminated minimum royalty payments. Royalty expense in 2000 totaled $284,954. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek crossties.

     Selling, general and administrative expenses increased $174,898 to $1,931,076 in 2000 from $1,756,178 in 1999. This increase reflects primarily the addition of $74,549 in salaries and wages and $196,448 in consulting fees as the Company began production of the TieTek(TM) crosstie. A decrease of $162,281 was experienced in depreciation and amortization in 2000.

     OTHER INCOME (EXPENSE). Other expense increased $926,641 to a net other expense of $995,404 in 2001 from a net other expense of $68,763 in 2000. This increase is a result of recognition of deemed interest of $795,426 in 2001 of which $67,351 was due to issuance of convertible debt convertible at a beneficial conversion rate and $728,075 for an inducement charge upon conversion of certain debt (see Note 5 of the Notes to Consolidated Financial Statements).

     Income Taxes. The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 2001 and 2000, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Executive Officers of the Company are listed below.

Name                             Age        Position
----                             ---        --------

Franklin A. Mathias               76        Chairman of the Board; Director
                                            for term expiring 2004

Henry W. Sullivan                 62        President and Chief Executive
                                            Officer of the Company; Director
                                            for term expiring 2004

Kevin C. Maddox                   49        Chief Financial Officer of the
                                            Company; Director for term
                                            expiring 2002

Deborah Kay Allred                47        Director for term expiring 2002

Robert E. Chain                   50        Director for term expiring 2003

Edwin H. Knight                   49        Director for term expiring 2003

Dean L. Ledger                    52        Director for term expiring 2004

Tim R. Reeves                     37        Director for term expiring 2003

William C. Thompson               48        Director for term expiring 2002

Frank J. Vella                    59        Director for term expiring 2003

Douglas C. Williamson             50        Director for term expiring 2002


     All directors of the Company hold office for a term of three years or until their successors are duly elected and qualified. Executive officers and employees hold office at the pleasure of the Board of Directors. The Board of Directors met five times during 2001. All directors attended in 2001 at least 75% of the meetings of the Board and committees of which they are members.

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

       Financial Audit:
        Douglas C. Williamson
        Robert E. Chain

       Compensation:
        Deborah Kay Allred
        Tim R. Reeves
        Frank J. Vella
        Douglas C. Williamson

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

       The membership of the Financial Audit Committee is designed to include a minimum of two directors. The Company's Chief Financial Officer serves as an ex-officio member of the committee and attends all meetings except the annual review of the Company's financial controls and accounting procedures with the Company's independent auditors. The Financial Audit Committee met once during 2001.

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

     The membership of the Compensation Committee is designed to include at least two outside (non-employee) directors. The Compensation Committee met twice during 2001.

     Additional information with respect to Item 9 is set forth in the Company's Proxy Statement to be filed with the Securities and Exchange Commission for its 2002 Annual Meeting with Stockholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     Information with respect to Item 10 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to Item 11 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to Item 12 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002 and is incorporated herein by reference.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

4.   INDEX OF FINANCIAL STATEMENTS

     Provided at Page F-1 of this Report

4.   FINANCIAL STATEMENT SCHEDULES

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

   3.1                  Certificate of Amendment to the Restated     Incorporated by reference to the Company's Form
                        Certificate of Incorporation of the          10-QSB for the six months ended June 30, 1998
                        Company                                      ("June 30, 1998 10-QSB")
                        INSTRUMENTS DEFINING THE RIGHTS OF
                        SECURITY HOLDERS:

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

   4.7                  Certificate of Designation of Cumulative     Incorporated by reference to the 1999 Form 10-KSB
                        Convertible Preferred Stock, Series H

   4.8                  Certificate of Designation of Cumulative     Filed herewith
                        Convertible Preferred Stock, Series I

   4.9                  Certificate of Correction to Certificate     Filed herewith
                        of Designation of 5% Convertible
                        Preferred Stock

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

  10.7                  Amendment to Stock Option Agreement          Incorporated by reference to the 1995 Form
                        of Donovan W. Boyd                           10-K

  10.8                  Amendment to Stock Option Agreement          Incorporated by reference to the 1995 Form
                        of Judith Shields                            10-K

  10.9                  Employment Agreement of Tim                  Incorporated by reference to the March 22,
                        Tarrillion dated February 7, 1995            1995 8-K

  10.10                 Agreement between the Company and            Incorporated by reference to the 1997 Form
                        David M. Daniels dated as of                 10-KSB
                        December 31, 1997



EXHIBIT NO.            DESCRIPTION OF EXHIBIT                 MANNER OF FILING
  10.11                GAIA/Thor Royalty Agreement,           Incorporated by reference to January 12,
                       entered into as of December 29,        1996 8-K
                       1995, by and among GAIA
                       Technologies, Inc., GAIA Holding,
                       Inc., Thor Ventures, L.C. and the
                       Company

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

  10.20                Amendment to Stockholders' Agreement   Incorporated by reference to the Form S-3

  10.21                Form of Joinder to Stockholders'       Incorporated by reference to the June 30,
                       Agreement                              1998 10-QSB




EXHIBIT NO.            DESCRIPTION OF EXHIBIT                 MANNER OF FILING
  10.22                Form of Stock Purchase Agreement       Incorporated by reference to the June 30,
                       for an Additional Closing dated as     1998 10-QSB
                       of May 21, 1998 by and among the
                       Company, its operating
                       subsidiaries, NationsBanc Capital
                       Corporation and certain other
                       Investors

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

  10.30                Royalty Settlement Agreement           Incorporated by reference to Exhibit 10.41
                       Dated as of June 8, 2000               to the Company's Quarterly Report on Form
                                                              10-QSB for the six months ended June 30,
                                                              2000 (the "June 30, 2000 Form 10-QSB").

  10.31                Supply Agreement dated June 19, 2000   Incorporated by reference to Exhibit 10.42
                                                              to the June 30, 2000 Form 10-QSB

  10.32                Memorandum of Understanding dated      Incorporated by reference to the 2000
                       March 1, 2001 between the Company      Form 10-KSB
                       and ISCO Track Sleepers Ltd.


EXHIBIT NO.            DESCRIPTION OF EXHIBIT                 MANNER OF FILING
  10.33                Letter of Intent dated as of March     Incorporated by reference to the
                       1, 2001 between the Company and        2000 Form 10-KSB
                       Owens Corning

  10.34                Securities Purchase Agreement dated    Incorporated by reference to Form 8-K
                       October 2, 2001 by and between         filed October 17, 2001
                       North American Technologies Group,
                       Inc. and Avalanche Resources, Ltd.

  22                   Subsidiaries of Registrant             Incorporated by reference to the Form S-4

  23.1                 Consent of BDO Seidman LLP             Filed herewith


D.  REPORTS ON FORM 8-K

     Avalanche financing arrangements          Filed October 17, 2001
     Avalanche arrangements approved           Filed March 1, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated: March 28, 2002
                              By:/s/ Henry W. Sullivan
                              ------------------------
                                 Henry W. Sullivan
                                 Chief Executive Officer

                              By:/s/Kevin C. Maddox
                                 ------------------
                                 Kevin C. Maddox
                                 Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                    Title                      Date
---------                                    -----                      -----

/s/  Franklin  A. Mathias            Chairman and Director         March 28, 2002
-----------------------------
Franklin A. Mathias

/s/ Henry W. Sullivan               Chief Executive Officer,       March 28, 2002
-----------------------------        President and Director
Henry W. Sullivan

/s/ Kevin C. Maddox                 Chief Financial Officer        March 28, 2002
-----------------------------
Kevin C. Maddox

/s/ Deborah Kay Allred                      Director               March 28, 2002
-----------------------------
Deborah Kay Allred

/s/ Robert E. Chain                         Director               March 28, 2002
-----------------------------
Robert E. Chain

Edwin H. Knight                             Director               March 28, 2002
-----------------------------
Edwin H. Knight

/s/ Dean L. Ledger                          Director               March 28, 2002
-----------------------------
Dean L. Ledger

/s/ Tim R. Reeves                           Director               March 28, 2002
-----------------------------
Tim R. Reeves

/s/ William C. Thompson                     Director               March 28, 2002
-----------------------------
William C. Thompson

/s/ Frank J. Vella                          Director               March 28, 2002
-----------------------------
Frank J. Vella

Douglas C. Williamson                       Director               March 28, 2002
-----------------------------
Douglas C. Williamson


                         INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----

NORTH AMERICAN TECHNOLOGIES GROUP, INC. CONSOLIDATED FINANCIAL STATEMENTS:
      Report of Independent Certified Public Accountants.....................   F-2
      Consolidated Balance Sheets as of December 31, 2001 and 2000...........   F-3

      Consolidated Statements of Loss and Comprehensive Loss for the Years
         Ended December 31, 2001 and 2000....................................   F-4
      Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2001 and 2000......................   F-5
      Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2001 and 2000..............................   F-6
      Notes to Consolidated Financial Statements.............................   F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2001and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                        BDO SEIDMAN, LLP


Houston, Texas
February 21, 2002, except note 2,
which is as of April 9, 2002

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000

                                                                                     2001          2000
                                                                                 ------------   -------------
                                     ASSETS
                                     ------
Current Assets:
    Cash.......................................................................  $     72,243   $     145,229
    Marketable Securities (Note 2).............................................     2,407,176               -
    Accounts Receivable (Note 12)..............................................        65,412          72,884
    Inventories (Note 3).......................................................       271,519         261,776
    Current Portion of Note Receivable.........................................        34,886           7,503
    Prepaid Expenses and Other.................................................             -          36,447
                                                                                 ------------   -------------
        Total Current Assets...................................................     2,851,236         523,839
Note Receivable................................................................        17,610          52,497
Property and Equipment, Less Accumulated
 Depreciation (Note 4 and 5)...................................................     1,644,404       1,834,199

Patents and Purchased Technologies, Less Accumulated
 Amortization of $545,839 and $456,171.........................................     1,224,202       1,301,582
Goodwill, Less Accumulated Amortization of $1,268,660 and $1,160,866...........     1,511,357       1,619,151
Other..........................................................................        23,834         166,184
                                                                                 ------------   -------------
                                                                                 $  7,272,643   $   5,497,452
                                                                                 ============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Accounts payable...........................................................  $  1,157,969   $     167,225
    Notes payable (Note 5).....................................................       130,000       1,029,250
    Accrued compensation.......................................................        81,674         250,440
    Other accrued expenses.....................................................       116,209         220,085
                                                                                 ------------   -------------

        Total Current Liabilities..............................................     1,485,852       1,667,000

Notes Payable (Note 5).........................................................       100,000               -

Deferred dividends payable on preferred stock (Note 7).........................             -         106,168
                                                                                 ------------   -------------
        Total Liabilities......................................................     1,585,852       1,773,168
                                                                                 ------------   -------------
Commitments and Contingencies (Note 10)

Stockholders' Equity (Note 7):
    Preferred stock, $.001 par value, 20,000,000 shares authorized;
        13,432,518 and 140,265 shares issued and outstanding, respectively.....    20,925,245      14,026,478
    Common stock, $.001 par value, 75,000,000 shares
        authorized; 36,494,778 and 6,393,054 shares issued
        and outstanding, respectively..........................................        36,495           6,393
    Additional paid-in capital.................................................    37,518,716      33,161,412
    Accumulated Comprehensive Income...........................................       600,000               -
    Deficit....................................................................   (53,324,050)    (43,469,999)
    Stockholders' Subscription Receivable......................................       (69,615)              -
                                                                                 ------------   -------------

    Total Stockholders' Equity.................................................     5,686,791       3,724,284
                                                                                 ------------   -------------
                                                                                 $  7,272,643   $   5,497,452
                                                                                 ============   =============

          See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000





                                                                             2001            2000
                                                                      -----------     -----------

Sales (Note 12)...................................................    $ 1,609,888     $    94,558

Cost of Goods Sold................................................      3,766,910         509,580
                                                                      -----------     -----------

   Gross Loss.....................................................     (2,157,022)       (415,022)

Selling, General and Administrative Expenses (Note 10)............      1,241,411       1,931,076
                                                                      -----------     -----------

   Operating  Loss................................................     (3,398,433)     (2,346,098)
                                                                      -----------     -----------

Other Income (Expense):
 Interest Income..................................................          1,353          48,391
 Interest Expense (Notes 5 and 6).................................       (953,949)       (126,973)
 Other ...........................................................        (42,808)          9,819
                                                                      -----------     -----------

Total Other Income (Expense) - Net................................       (995,404)        (68,763)
                                                                      -----------     -----------

 Net Loss.........................................................     (4,393,837)     (2,414,861)

Comprehensive Income - Unrealized Gain on Marketable Securities...        600,000               -
                                                                      -----------     -----------

Comprehensive Loss................................................    $(3,793,837)    $(2,414,861)
                                                                      ===========     ===========

Net Loss Per Share (Notes 1 and 7):
 Net Loss Per Common Share - Basic and Assuming Dilution..........    $      (.48)    $      (.85)
                                                                      ===========     ===========
 Weighted Average Number of Common
   Shares Outstanding.............................................     14,040,426       5,611,450
                                                                      ===========     ===========


          See accompanying notes to consolidated financial statements

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          PREFERRED STOCK                              COMMON STOCK
                                                     ------------------------------           ------------------------------
                                                      SHARES               AMOUNT                SHARES              AMOUNT
                                                     --------           -----------           ----------           ---------
Balance, December 31, 1999.....................      148,585            $14,858,477            4,260,275             $ 4,261
Sale of preferred stock........................       13,442              1,344,210                    -                   -
Sale of common stock...........................            -                      -            1,229,000               1,229
Issuance of common stock upon conversion
 of preferred stock...........................       (21,762)            (2,176,209)             778,384                 778
Issuance of common stock upon conversion
 of dividends and accrued interest.............            -                      -              125,395                 125
Costs associated with equity transactions......            -                      -                    -                   -
Deemed dividends and interest..................            -                      -                    -                   -
Net loss for the period........................            -                      -                    -                   -
                                                  ----------            -----------            ---------             -------
     Balance, December 31, 2000................      140,265             14,026,478            6,393,054               6,393
Issuance of common stock upon conversion
 of preferred stock............................       (3,475)              (347,458)             291,216                 291
Issuance of common stock upon conversion
 of dividends in arrears and interest..........            -                      -               92,805                  93
Deemed interest on convertible notes
 payable.......................................            -                      -                    -                   -
Exchange of existing preferred stock for new
 preferred stock...............................     (136,790)                     -                    -                   -
Exchange of existing preferred stock for new
 preferred stock...............................    7,752,029                      -                    -                   -
Issuance  of  preferred stock for accrued
 dividends and dividends in arrears............    3,118,340              5,478,343                    -                   -
Conversion of notes payable to preferred
 stock.........................................    2,317,754              1,599,250                    -                   -
Issuance of preferred stock for accrued
 interest......................................      244,395                168,632                    -                   -
Issuance of common stock for marketable........
 securities and cash...........................            -                      -           28,635,700              28,636
Sales of common stock..........................            -                      -              770,064                 770
Issuance of common stock for services..........            -                      -              157,977                 158
Issuance of common stock for compensation......            -                      -              153,962                 154
Costs associated with equity transactions......            -                      -                    -                   -
Beneficial conversion of notes payable.........            -                      -                    -                   -
Unrealized gain on marketable securities.......            -                      -                    -                   -
Stock subscription receivable..................            -                      -                    -                   -
Net Loss.......................................            -                      -                    -                   -
                                                  ----------            -----------           ----------             -------
BALANCE, December 31, 2001                        13,432,518            $20,925,245           36,494,778             $36,495
                                                  ==========            ===========           ==========             =======

                                                    ADDITIONAL          ACCUMULATED                       STOCKHOLDERS'
                                                     PAID-IN           COMPREHENSIVE                      SUBSCRIPTION
                                                     CAPITAL              INCOME             DEFICIT       RECEIVABLE       TOTAL
                                                   -----------          -----------       ------------    -----------    -----------

Balance, December 31, 1999.....................    $29,471,037          $         -       $(40,744,631)   $         -    $ 3,589,144
Sale of preferred stock........................              -                    -                  -              -      1,344,210
Sale of common stock...........................      1,233,725                    -                  -              -      1,234,954
Issuance of common stock upon conversion
of preferred stock.............................      2,175,431                    -                  -             -              -
Issuance of common stock upon conversion
of dividends and accrued interest..............        352,433                    -           (269,589)            -         82,969
Costs associated with equity transactions......       (132,644)                   -                  -             -       (132,644)
Deemed dividends and interest..................         61,430                    -            (40,918)            -         20,512
Net loss for the period........................              -                    -         (2,414,861)            -     (2,414,861)
                                                    ----------          -----------       ------------    -----------    ----------
     Balance, December 31, 2000................     33,161,412                    -        (43,469,999)            -      3,724,284
Issuance of common stock upon conversion
 of preferred stock............................        347,167                    -                  -             -              -
Issuance of common stock upon conversion
 of dividends in arrears and interest..........        110,656                    -           (100,530)            -         10,219
Deemed interest on convertible notes
 payable.......................................         67,351                    -                  -             -         67,351
Exchange of existing preferred stock for new
 preferred stock...............................              -                    -                  -             -              -
Issuance of preferred stock for accrued
 dividends and dividends in arrears............              -                    -         (5,359,684)            -        118,659
Conversion of notes payable to preferred
 stock.........................................              -                    -                  -             -      1,599,250
Issuance of preferred stock for accrued
 interest......................................              -                    -                  -             -        168,632
Issuance of common stock for marketable........
securities and cash............................      2,278,540                    -                  -             -      2,307,176
Sales of common stock..........................        653,784                    -                  -             -        654,554
Issuance of common stock for services..........        141,893                    -                  -             -        142,051
Issuance of common stock for compensation......        276,046                    -                  -             -        276,200
Costs associated with equity transactions......       (246,208)                   -                  -             -       (246,208)
Beneficial conversion of notes payable.........        728,075                    -                  -             -        728,075
Unrealized gain on marketable securities.......              -              600,000                  -             -        600,000
Stock subscription receivable..................              -                    -                  -       (69,615)       (69,615)
Net Loss.......................................              -                    -         (4,393,837)            -     (4,393,837)
                                                   -----------             --------       ------------     ----------   -----------
BALANCE, December 31, 2001.....................    $37,518,716             $600,000       $(53,324,050)    $ (69,615)   $ 5,686,791
                                                   ===========             ========       ============     =========    ===========

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                          INCREASE (DECREASE) IN CASH


                                                                          2001             2000
                                                                      -----------         --------
Cash flows from operating activities:
  Net loss..........................................................  $(4,393,837)     $(2,414,861)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization..................................      374,308          266,018
     Royalty expense................................................            -          234,954
     (Gain) loss on disposition of equipment........................       15,563                -
     Provision for bad debts........................................            -          (20,000)
     Issuance of note payable for compensation......................            -           30,000
     Deemed interest, convertible notes payable.....................       67,351           20,512
     Accrued interest payable on deferred dividends.................       12,491           24,286
     Issuance of common stock for reimbursable expenses.............       20,000                -
     Interest expense recognized for beneficial conversion
      of notes payable..............................................      728,075                -
     Interest expense on dividends in arrears.......................       10,219                -
     Changes in assets and liabilities:
     Accounts receivable............................................        7,472          (72,752)
     Inventories....................................................       (9,743)        (220,617)
     Prepaid expenses and other current assets......................       36,447           13,285
     Other assets...................................................      132,194          (93,128)
     Accounts payable and accrued expenses..........................    1,142,934          245,502
                                                                      -----------      -----------
     Net cash used in operating activities..........................   (1,856,526)      (1,986,801)
                                                                      -----------      -----------

Cash flows from investing activities:
  Decrease in notes receivable......................................        7,504          100,000
  Payments relating to patents......................................      (12,288)               -
  Purchase of property and equipment................................     (132,458)        (879,034)
  Proceeds from sale of fixed assets................................      140,000                -
                                                                      -----------      -----------
    Net cash provided by (used in) investing activities                     2,758         (779,034)
                                                                      -----------      -----------
Cash flows from financing activities:
  Sale of preferred stock...........................................            -        1,326,000
  Sale of common stock..............................................    1,084,939        1,000,000
  Proceeds from notes payable.......................................      950,000          415,000
  Payment for costs and fees of equity issuances....................     (104,157)        (114,434)
  Payments on notes payable.........................................     (150,000)               -
                                                                      -----------      -----------

    Net cash provided by financing activities.......................    1,780,782        2,626,566
                                                                      -----------      -----------
Net decrease in cash................................................      (72,986)        (139,269)
Cash beginning of year..............................................      145,229          284,498
                                                                      -----------      -----------
Cash end of year....................................................  $    72,243      $   145,229
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

    On December 27, 2001, the Company's shareholders authorized the issuance of a new series of preferred stock to be exchanged for (1) the Company's Series F, G-I, G-II, G-III, H and I preferred stock; (2) accrued dividends and dividends in arrears on such preferred stock and (3) certain convertible notes payable and accrued interest. In addition, an existing shareholder acquired additional shares of common stock for cash and marketable equity securities totaling approximately $2,307,000. See note 7 for a further discussion regarding this recapitalization.

MARKETABLE EQUITY SECURITIES

    The Company accounts for its investment in marketable securities in accordance with Statement of Financial Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and has classified its marketable equity securities as available-for-sale. Available-for-sale securities are recorded at fair value with the resulting gain (or loss) credited (or charged) as a separate component of stockholders' equity.

INVENTORIES

    Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods include raw material costs, direct labor, and applied overhead.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Fixed assets are depreciated by the straight-line method for financial reporting purposes and for tax reporting purposes over their estimated useful lives, ranging from three to fifteen years.

PATENTS, PURCHASED TECHNOLOGIES AND GOODWILL

    Patents and purchased technologies are stated at cost, less accumulated amortization. Patent costs and purchased technologies are amortized by the straight-line method over their remaining lives, ranging from one to fifteen years.

    Goodwill represents the excess of the purchase price over the fair market value of net assets received in business combinations accounted for by the purchase method. Goodwill is amortized by the straight-line method over twenty years. The Company analyzes goodwill periodically to determine whether any impairment has occurred in the carrying value. Based upon the anticipated future undiscounted cash flows from operations, there has been no impairment.

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

LOSS PER COMMON SHARE

    The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include:
(i) dividends stated in the respective certificate of designations; and (ii) dividends deemed to have been issued by virtue of a conversion price that at the date of issuance is less than the market price of the Company's common stock. For the years ended December 31, 2001and 2000 net loss applicable to common stockholders is as follows:
                                                      2001            2000
                                                 -----------     -----------

  Net loss.....................................  $(4,393,837)    $(2,414,861)
  Dividends on preferred stock.................     (118,659)       (269,589)
  Accumulated dividends in arrears.............   (2,289,547)     (2,028,165)
  Deemed dividends on preferred stock..........            -         (40,918)
                                                 -----------     -----------
     Net loss applicable to common stockholders  $(6,802,043)    $(4,753,533)
                                                 ===========     ===========

    Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2001and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2001, these securities included options and warrants on 1,228,055 and 2,484,830 shares of common stock, respectively, and convertible debt and preferred stock convertible into 133,333 and 13,432,518 shares of common stock, respectively. For the year ended December 31, 2000, these securities include options and warrants on 809,166 and 1,038,889 shares of common stock, respectively, and convertible debt and preferred stock convertible into 562,838 and 6,883,243 shares of common stock, respectively.

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

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments include, marketable equity securities, notes receivable and notes payable. The carrying values of these instruments approximate market values because the marketable equity securities are marked to market and the rates of return and borrowing rates for notes receivable and notes payable, respectively, are similar to other financial instruments with similar credit risks and terms.

CONCENTRATION OF CREDIT RISK

  For the year ended December 31, 2001 and thereafter, the Company will extend credit to its customers primarily in the railroad industry. See Note 12 for major customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets ((SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

  SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in
SFAS 142.   SFAS 142 is required to be applied in fiscal years beginning after
December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. As of the date of this filing, we are still assessing the requirements of SFAS No. 141 and 142 and have not determined the impact the adoption will have on our financial condition or results of operations.

  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, SFAS No. 143, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. SFAS No. 144, which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets for Long-lived Assets to be Disposed Of and amends ARB No. 51, Consolidated Financial Statements, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, we are still assessing the requirements of SFAS No. 144 and have not determined the impact the adoption will have on our financial condition or results of operations.

NOTE 2 - MARKETABLE EQUITY SECURITIES

     The Company's investments in marketable equity securities consist of common stock and a common stock purchase warrant of a publicly traded company and are classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the year excluded from the statement of loss and recorded as a component of other comprehensive loss. The market value of these securities are determined by the most recently traded price at the balance sheet date. At December 31, 2001, the cost and fair market value of these securities was $1,807,176 and $2,407,176 respectively, resulting in an unrealized holding gain of $600,000 as of and for the year ended December 31, 2001.

   On April 9, 2002 Avalanche repurchased for cash the marketable equity securities and warrant at estimated fair market value of approximately $2,000,000.

NOTE 3 - INVENTORIES

     At December 31, inventories consisted of the following:

                                               2001             2000
                                         ----------      -----------
     Raw materials....................   $   48,337      $   177,860
     Finished goods...................      223,182           83,916
                                         ----------      -----------
                                         $  271,519      $   261,776
                                         ==========      ===========

NOTE 4 - PROPERTY AND EQUIPMENT

     At December 31, major classes of property and equipment consisted of:

                                               2001             2000
                                            ----------      -----------
     Machinery and equipment.............   $1,819,666      $ 1,965,463
     Furniture, fixtures and other.......       65,629          122,398
                                            ----------      -----------
                                             1,885,295        2,087,861
     Less accumulated depreciation.......      240,891          253,662
                                            ----------      -----------
                                            $1,644,404      $ 1,834,199
                                            ==========      ===========

     For the years ended December 31, 2001 and 2000 depreciation expense totaled $166,690 and $69,241, respectively.

NOTE 5- NOTES PAYABLE AND LONG-TERM DEBT

     At December 31, 2001 notes payable and long-term debt consisted of the following:

                                                                                               2001             2000
                                                                                            ----------      -----------
     Unsecured convertible notes payable bearing interest at 10% (a)...................    $  100,000      $   999,250
     Note payable (b)..................................................................       100,000                -
     Note payable -related party (Note 6)..............................................        30,000           30,000
                                                                                           ----------      -----------
                                                                                              230,000        1,029,250
     Less current maturities...........................................................      (130,000)      (1,029,250)
                                                                                           ----------      -----------
                                                                                           $  100,000                -
                                                                                           ==========      ===========

          (a) In October 2001, the Company borrowed $100,000 from an unrelated individual. The note is convertible into common stock at $.75, the market value of the Company's common stock at the date of the transaction, and is due October 2004.

          During the year ended December 31, 2001, the Company borrowed $150,000 from the Chairman of the Board. The notes bore interest at 10% and were due September 15, 2001. Interest expense for the year ended December 31, 2001 totaled $2,274.

          In addition to the above borrowings, during 2001 the Company borrowed $600,000 under convertible note agreements with three individuals, of which $100,000 was borrowed from the Chairman of the Board. Certain of these notes contained conversion rates at the time of issuance at rates below the market price of the Company's common stock. Accordingly, the Company recorded deemed interest in the amount of $67,351, which was recognized over the term of the notes. These notes were converted to preferred stock effective October 2, 2001. See discussions below.

          At December 31, 2000, the Company had convertible notes payable to various individuals and an entity totaling $999,250, of which $150,000 was due from the Chairman of the Board. Effective October 2, 2001, in accordance with the recapitalization transaction, these convertible notes, along with the $600,000 issued in 2001, were converted into preferred stock at $.69, which represented a reduction in the conversion rate at that date. Accordingly, the Company recorded interest expense for the year ended December 31, 2001 of $728,075 for the inducement to convert these notes.

          During the year ended December 31, 2000, the Company recorded deemed interest totaling $20,572 for a convertible note issued which had a conversion rate below the market price of the Company's common stock.

          (b) In June 2001, the Company borrowed $100,000 from an unrelated entity. The note is past due and is collateralized by fifty percent of the Company's manufacturing facility.


NOTE 6 - RELATED PARTY TRANSACTIONS

     In July 2001, the Company borrowed a total of $250,000 from the Chairman of
the Board of the Company (see Note 5).   Interest expense for the year ended
December 31, 2001 totaled $2,274.

     In December 2000, the Company borrowed $150,000 from the Chairman of the Board of the Company (see Note 5). Interest expense for the years ended December 31, 2001 and 2000, totaled $11,301 and $0, respectively.

     During 2000, the Company issued a $30,000 note payable to the President of the Company bearing interest at 5%. Interest expense for the years ended December 31, 2001 and 2000 totaled $1,500 and $1,375, respectively.


NOTE 7- STOCKHOLDERS' EQUITY

  In December 2001, the Company amended its Certificate of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 75,000,000 shares and the authorized preferred stock from 10,000,000 shares to 20,000,000 shares.

5% Convertible Preferred Stock

  The Company has authorized for issuance (1) 7,752,029 shares of its 5% Convertible Preferred Stock in exchange for the outstanding preferred stock Series F, G-I, G-II, G-III, H and I; (2) 3,118,340 shares of its 5% Convertible Preferred Stock for accrued dividends and dividends in arrears totaling $118,659 and $5,359,684, respectively and (3) 2,562,149 shares of its 5% Convertible Preferred Stock for the conversion of convertible notes payable and accrued interest totaling $1,599,750 and $168,632, respectively. The exchange of the Series F, G-I, G-II, G-III, H and I and payment of accrued dividends and dividends in arrears will be accomplished at the current exchange rates in effect by means of the completion of certain exchange agreements which have been provided to the holders of Preferred Stock in connection with the recapitalization. The conversion of the notes payable and accrued interest will be accomplished at a reduced conversion rate in the same manner. See Note 5 for discussions of the interest charge in 2001 for this inducement to convert.

  The 5% preferred stock is non-cumulative, has a stated value of $1.00 per share and bears dividends at 5% of the stated value as and when such dividends are declared by the Board of Directors, as defined by the agreement. Each share of the preferred stock is convertible at the holder's option into one share of common stock. The preferred shares have the same voting rights as common, rank senior to the common share, including any declared and unpaid dividends and have a $1.00 per share liquidation preference.

Series F and G Cumulative Convertible Preferred Stock

  During 2001 and 2000, certain holders of Series F and G preferred stock possessing the right to receive $100,530 and$269,589, respectively, of dividends in arrears elected, in conjunction with their conversion of preferred stock to common stock, to receive common stock of the Company in lieu of such dividends.

  During 2001, holders of 3,475 Series G shares with a face amount of $347,458 converted their holdings into 291,216 shares of the Company's common stock. In 2000, holders of 17,405 Series F shares with a face amount of $1,740,520 converted their holdings into 442,425 shares of the Company's common stock and holders of 4,357 Series G shares with a face amount of $435,689 converted their holdings into 335,959 shares of the Company's common stock.

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

Preferred Stock and Debt Convertible at a Discount to Market

  The Company has issued preferred stock and debt which is convertible into shares of the Company's common stock at a price less than market price on the date of issuance. As a result the Company has recorded, at the time of issuance, "deemed dividends" and "deemed interest" equal to the amount of the discount. The deemed dividends and interest are computed by taking the difference between the conversion rate, as defined, and the per share market value of the Company's common stock on the date of the issuance. The Company recognized deemed dividends totaling $0 and $40,918 during the year ended December 31, 2001 and 2000, respectively and $67,351 and $20,512 of deemed interest during the years ended December 31, 2001 and 2000, respectively.

Common Stock

  Effective October 2, 2001, the Company amended its Certificate of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 75,000,000 shares and the authorized preferred stock from 10,000,000 shares to 20,000,000 shares.

  Effective October 2, 2001, in accordance with the recapitalization of the Company, the Company issued 28,635,700 shares of the Company's common stock for marketable equity securities and a warrant with a market value of approximately $1,807,000 and $500,000 cash.

  In October and December 2001, the Company issued 770,064 shares of common stock and 770,064 common stock purchase warrants for $.85 per unit in a private transaction. The warrants vest immediately and are exercisable for five years at $1.00 per share.

  During 2001, the Company issued 157,977 shares of common stock and 127,977 common stock purchase warrants for costs associated with capital fund raising activities. The common stock was issued at a range of $.85 to $1.00 per share. The warrants vest immediately and are exercisable for a range of four to five years at a range of $1.00 to $1.10 per share.

  In February and March 2001, the Company issued 130,433 shares of the Company's common stock at the then current market price for accrued compensation.

  In December 2001, the Company issued 23,529 shares of common stock for reimbursable expense of $20,000.

  In May and June 2000, the Company issued 1,000,000 shares of common stock in a private transaction. The issue price was $1.00 per share.

  In September 2000, the Company issued 229,000 shares of common stock to owners of the TieTek Royalty (see Note 10).

  At December 31, 2001 the Company had common stock reserved for future issuance as follows:

                                           Shares
                                         ----------

     Conversion of preferred stock....   13,432,518
     Stock warrants outstanding.......    2,484,830
     Stock options outstanding........    1,228,055
     Conversion of convertible debt...      133,333
                                         ----------
                                         17,278,736
                                         ==========

NOTE 8- STOCK OPTIONS AND WARRANTS

     In May 1999 shareholders approved the adoption of the 1999 Stock Incentive Plan. This plan authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued and outstanding and reserved common shares of which a maximum of 1,000,000 may be incentive stock options. The Company granted 430,000 options during 2001 under the 1999 Plan, of which 430,000 remained outstanding at December 31, 2001. Also outstanding at December 31, 2001 were 798,055 options previously granted by the Board of Directors.

     The Company accounts for stock options issued to employees and independent directors in accordance with APB opinion 25, "Accounting for Stock Issued to Employees".

     SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000 as follows:

                                 2001       2000
                                 ----       ----

     Dividend yield........         0%         0%
     Expected volatility...       110%        51%
     Risk free interest....         4%         6%
     Expected lives........   4 years    4 years

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:


                                                           2001            2000
                                                    -----------     -----------
    Net loss applicable to common stockholders
      As reported (Note 1).......................   $(6,802,043)    $(4,753,533)
                                                    ===========     ===========
      Pro forma..................................   $(6,910,689)    $(4,932,302)
                                                    ===========     ===========
    Loss per share...............................
      As reported................................   $      (.48)    $      (.85)
                                                    ===========     ===========
      Pro forma..................................   $      (.49)    $      (.88)
                                                    ===========     ===========

     A summary of the status of the Company's stock options to employees and directors as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:


                                                          2001                     2000
                                                 ------------------------  ---------------------
                                                                Weighted-              Weighted-
                                                                 Average                Average
                                                                 Exercise               Exercise
                                                     Shares        Price    Shares        Price
                                                 ----------       ------   -------       ------
     Outstanding at beginning of year.........      809,166       $ 3.96   469,999       $ 6.23
     Granted..................................      430,000         1.10   402,500         1.83
     Expired or forfeited.....................      (11,111)       11.25   (63,333)       (7.26)
                                                 ----------       ------   -------       ------
     Outstanding at end of year...............    1,228,055       $ 2.89   809,166       $ 3.96
                                                 ==========       ======   =======       ======
     Options exercisable at year-end..........      558,882       $ 4.16   502,161       $ 5.11
                                                 ==========       ======   =======       ======
     Weighted-average fair value of options
      granted during the year.................                      $.82                 $  .84
                                                                  ======                 ======


     The following table summarizes information about fixed stock options outstanding to current or former employees and directors at December 31, 2001:

                                                Weighted
                                                Average
                                               Remaining       Weighted       Weighted
                                  Number      Contractual       Average        Number          Average
                 Exercise       Outstanding       Life         Exercise      Exercisable      Exercise
                  Price         at 12/31/01     (Years)          Price       at 12/31/01        Price
               ------------     -----------   ------------   -------------   -----------   ---------------
                      $ 1.10       430,000        9.42           $ 1.10             0            $ 1.10
                      $ 1.13        10,000        8.94           $ 1.13         6,000            $ 1.13
                      $ 1.25       210,000        8.94           $ 1.25       126,000            $ 1.25
                      $ 1.44        12,500        8.40           $ 1.44         7,500            $ 1.44
                      $ 1.63        20,000        8.28           $ 1.63        12,000            $ 1.63
                      $ 2.75       130,000        8.09           $ 2.75        78,000            $ 2.75
                      $ 3.00       122,500        7.27           $ 3.00        63,327            $ 3.00
                      $ 4.50       122,221        4.94           $ 4.50       122,221            $ 4.50
                      $ 6.75        33,333        1.00           $ 6.75        33,333            $ 6.75
                      $ 9.00       136,112        4.50           $ 9.00       136,112            $ 9.00
                      $22.50         1,389        3.00           $22.50         1,389            $22.50
               -------------     ---------        ----           ------       -------            ------
               $1.10 - 22.50     1,228,055        7.72           $ 2.89       585,882            $ 4.16
               =============     =========        ====           ======       =======            ======

     In connection with the stock warrants issued primarily in connection with financing transactions, the Company had 2,484,830 stock warrants outstanding at December 31, 2001, of which all are currently exercisable. These warrants have an exercise price of between $.75 and $3.76 or as adjusted, and expire between 2004 and 2006.

NOTE 9 - INCOME TAXES

     Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

  The components of deferred income tax assets at December 31, were as follows:

                                               2001           2000
                                          ------------    ------------

Deferred tax assets
 Net operating loss carryforwards......   $ 11,712,000    $ 10,130,000
 Capital loss carryforwards............        227,000         227,000
 Patents and purchased technologies....              -          85,000
 Other.................................         91,000          95,000
                                          ------------    ------------
Gross deferred tax assets..............     12,030,000      10,537,000
                                          ------------    ------------
Deferred tax liabilities
  Property and equipment...............        (96,000)        (73,000)
  Goodwill.............................        (74,000)        (61,000)
  Patents and purchased technologies...        (24,000)              -
                                          ------------    ------------
Gross deferred tax liabilities.........       (194,000)       (134,000)
                                          ------------    ------------
Net deferred tax asset.................     11,836,000      10,403,000
Valuation allowance....................    (11,836,000)    (10,403,000)
                                          ------------    ------------
   Net deferred tax assets.............   $          -    $          -
                                          ============    ============

         At December 31, 2001 and 2000, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

         At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes totaling approximately $34,448,000 which, if not utilized, will expire as follows:


      YEAR ENDED
     December 31,              AMOUNT
----------------------       -----------

   2002...................   $   391,000
   2003...................       376,000
   2004...................       455,000
   2005...................       113,000
   2006...................       298,000
   2007...................       295,000
   2008...................     1,669,000
   2009...................     3,138,000
   2010...................     3,799,000
   2011...................     4,774,000
   2012...................     6,135,000
   2018...................     2,171,000
   2019...................     2,521,000
   2020...................     3,556,000
   2021...................     4,757,000
                             -----------
                             $34,448,000
                             ===========

     The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses, utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the year ended December 31, 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

  The Company rents equipment and facilities under operating leases on both long and short-term basis. Rent expense for the years ended December 31, 2001 and 2000 total approximately $254,000 and $234,000, respectively.

  During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is currently $14,819. The lease provides for a CPI adjustment to the monthly rental after 2-1/2 years of the initial term and at the beginning of every renewal period. On December 31, 2001, the Company leased an additional 2-1/2 acres and 50,000 square feet of additional building space adjacent to the original property. Monthly rental on this addition when construction is complete will be $5,050.

Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:
                                    Amount
                                  ---------

2002...........................    $236,090
2003...........................     271,440
2004...........................     227,500
2005...........................     186,400
2006...........................     176,400
                                 ----------
                                 $1,097,830
                                 ==========

     In December 1999, in association with the acquisition of TieTek, Inc., the Company entered into a fifteen-year royalty agreement (TieTek Royalty Agreement) providing for royalty payments calculated on gross profits of TieTek payable to the former owners of TieTek. One of the former owners is a Director and Officer of the Company and another is a former Director of the Company. The TieTek Royalty Agreement provides for the payment of an alternate minimum royalty beginning March 1999 in the event the Company does not expeditiously proceed with the construction of a plant as defined in the Royalty Agreement. In October 1999, the Company was informed by certain royalty holders that they disagree with the Company's interpretation of the Royalty Agreement and believe that an alternate minimum royalty is due and have requested that it be paid. During 2000, the Company paid $50,000 and issued 229,000 shares of its common stock valued at $234,954 to the royalty owners in exchange for satisfaction of all alternative minimum royalty payments contemplated in the original agreement.

     From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issued for which the Company maintains insurance.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the years ended December 31, 2001 and 2000, the Company paid interest totaling approximately $24,646 and $4,000, respectively. The increase in 2001 was due to interest expense incurred in factoring accounts receivable.

During the year ended December 31, 2001, the Company had the following non-cash transactions:

(a) The holders of Series G shares totaling 3,475 shares, with face value of $347,458, converted their holdings into 291,216 shares of the Company's common stock.

(b) The Company issued 92,805 shares of common stock in lieu of the payment of deferred dividends totaling $100,530 and interest on those deferred dividends of $10,219.

(c) The Company issued 2,317,754 shares of the new series of preferred stock to noteholders for conversion of $1,599,250 of outstanding debt and recorded a beneficial conversion charge of $728,075.

(d) The Company issued 3,118,340 shares of the new series of preferred stock in lieu of payment of deferred dividends of $5,359,684 and accrued dividends of $118,659.

(e) The Company issued 244,395 shares of the new series of preferred stock in lieu of payment of $168,632 of accrued interest.

(f) The Company issued 81,900 shares of common stock for a subscription receivable of $69,615.

(g) The Company issued 157,977 shares of common stock for $142,051 of professional services rendered.

(h) The Company issued 106,433 shares of common stock for $226,200 of compensation due to its former CFO.

(i) The Company issued 24,000 shares of common stock to its President to settle $30,000 of compensation due him.

(j) The Company issued 22,385,700 shares of common stock for marketable securities and a warrant valued at $1,807,176. In addition, the Company recorded an unrealized gain on marketable securities of $600,000 for the year ended 2001.

(k) The Company recognized deemed interest of $67,351 on its convertible notes payable.

(l) The Company issued 23,529 shares of common stock for reimbursable expenses of $20,000.

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

NOTE 12 - MAJOR CUSTOMERS

     For the year ended December 31, 2001, the Company had sales to one customer that represented 93% of total revenues.

     For the year ended December 31, 2000, the Company had sales to two customers that represented 76% and 16% of total revenues, respectively.

     At December 31, 2001 and 2000 substantially all accounts receivable were due from the customer that represented 93% and 76% of the Company's sales for 2001 and 2000, respectively.

     If the Company ever ceased conducting business with the customer that represented 93% and 76% of total revenues for 2001 and 2000, respectively, and was not able to replace the customer, it would have a material adverse impact on the operating results of the Company.


NOTE 13 - LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2001, the Company incurred a net loss of $4,393,837. This loss principally reflected the ramping up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2001, the Company had net working capital of $1,365,384, including a cash balance of $72,243. During 2001, the Company incurred a cash flow deficit averaging approximately $150,000 per month. The deficit will likely decrease as production volumes increase in 2002. Management believes the current level of working capital to be adequate for current operating levels through December 31, 2002, but will seek additional capital for expansion to achieve operating profits.