Form 10-Q
period 2002-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2002-05-15
CIK 808013

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (281) 847-0029
                           (Issuer's telephone number)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 36,891,530 common shares outstanding as of April 30, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                      Index


                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION:

         Item 1. Financial Statements:

                 Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                  and December 31, 2001 .....................................    3

                 Consolidated Statements of Operations and Comprehensive
                  Loss for the three months ended March 31, 2002 and 2001
                  (unaudited) ...............................................    4

                 Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001 (unaudited) .................    5

                 Notes to Interim Consolidated Financial Statements .........    6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

                 Overview ...................................................    7

                 Results of operations ......................................    7

                 Liquidity and capital resources ............................    8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ..........................................    9

         Item 2. Changes in Securities ......................................    9

         Item 4. Submission of Matters to a Vote of Security Holders ........    9

         Item 5. Other Information ..........................................    9

         Item 6. Exhibits and Reports on Form 8-K ...........................    9

SIGNATURES ..................................................................   10


                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2002 and December 31, 2001


                                                                            March 31,      December 31,
                                                                              2002             2001
                                                                           -----------     ------------
                                                                           (unaudited)       (audited)
ASSETS

CURRENT ASSETS
   Cash ...............................................................   $     31,912    $     72,243
   Marketable securities ..............................................      2,000,000       2,407,176
   Accounts receivable ................................................        159,924          65,412
   Inventory ..........................................................        184,275         271,519
   Current portion of note receivable .................................             --          34,886
   Prepaid expenses and other .........................................          6,541              --
                                                                          ------------    ------------
     TOTAL CURRENT ASSETS .............................................      2,382,652       2,851,236

PROPERTY AND EQUIPMENT, less accumulated depreciation .................      1,603,117       1,644,404

OTHER ASSETS
   Notes receivable ...................................................         17,610          17,610
   Patents and purchased technologies, less accumulated amortization of
     $568,291 and $545,839 ............................................      1,201,750       1,224,202
   Goodwill, less accumulated amortization of $646,760 and $646,760....      1,511,357       1,511,357
   Other ..............................................................         39,643          23,834
                                                                          ------------    ------------
     TOTAL OTHER ASSETS ...............................................      2,770,360       2,777,003
                                                                          ------------    ------------
TOTAL ASSETS ..........................................................   $  6,756,129    $  7,272,643
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ...................................................   $  1,073,201    $  1,157,969
   Other accrued expenses .............................................        106,376         197,883
   Notes payable ......................................................        100,000         130,000
   Margin loan on marketable securities ...............................        500,000              --
                                                                          ------------    ------------
     TOTAL CURRENT LIABILITIES ........................................      1,779,577       1,485,852

NOTES PAYABLE .........................................................        100,000         100,000
                                                                          ------------    ------------
     TOTAL LIABILITIES ................................................      1,879,577       1,585,852

COMMITMENTS AND CONTINGENCIES .........................................             --              --

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 20,000,000 shares authorized;
     13,480,163 and 13,432,518 shares issued ..........................     20,958,120      20,925,245
   Common stock, $.001 par value, 75,000,000 shares authorized;
     36,891,530 and 36,494,778 shares issued ..........................         36,891          36,495
   Additional paid-in capital .........................................     37,547,453      37,518,716
   Accumulated comprehensive income ...................................        192,824         600,000
   Accumulated deficit ................................................    (53,858,736)    (53,324,050)
Stockholder's subscription receivable .................................             --         (69,615)
                                                                          ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY .......................................      4,876,552       5,686,791
                                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $  6,756,129    $  7,272,643
                                                                          ============    ============

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2002            2001
                                                                --------------   -----------
SALES .......................................................   $    412,557    $    323,699

COST OF SALES ...............................................        851,943         604,744
                                                                ------------    ------------
GROSS PROFIT ................................................       (439,386)       (281,045)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................        185,325         332,986
                                                                ------------    ------------
OPERATING LOSS ..............................................       (624,711)       (614,031)

OTHER INCOME (EXPENSE):
   Interest income ..........................................             25             286
   Interest expense .........................................        (11,499)       (105,747)
   Other ....................................................        101,500          85,380
                                                                ------------    ------------
     TOTAL OTHER INCOME (EXPENSE) ...........................         90,026         (20,081)
                                                                ------------    ------------
NET LOSS ....................................................       (534,685)       (634,112)

COMPREHENSIVE LOSS - unrealized loss on marketable securities       (407,176)             --
                                                                ------------    ------------
NET COMPREHENSIVE LOSS ......................................   $   (941,861)   $   (634,112)
                                                                ============    ============
Net loss applicable to common stockholders ..................   $   (941,861)   $   (634,112)
                                                                ============    ============
Weighted average number of common shares outstanding ........     36,696,373       6,451,352
                                                                ============    ============
Net loss per share - basic and assuming dilution ............           (.03)           (.10)
                                                                ============    ============


                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                 2002         2001
                                                                              ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss ..................................................................   $(534,685)   $(634,112)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................      65,868       89,899
     Net change in assets and liabilities .................................    (203,019)     277,512
                                                                              ---------    ---------
       NET CASH USED IN OPERATING ACTIVITIES ..............................    (671,836)    (266,701)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment .....................................      (2,129)     (20,000)
   Decrease in notes receivable ...........................................      34,886        7,503
                                                                              ---------    ---------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...................      32,757      (12,497)
CASH FLOWS FROM FINANCING ACTIVITIES
   Margin loan on marketable securities ...................................     500,000         --
   Proceeds from convertible note payable .................................        --        150,000
   Sale of common stock ...................................................      31,200         --
   Proceeds from stock subscriptions ......................................      69,615         --
   Payment of costs and fees of equity issuance ...........................      (2,067)      (5,541)
                                                                              ---------    ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES ............................     598,748      144,459
                                                                              ---------    ---------
NET DECREASE IN CASH ......................................................     (40,331)    (134,739)

CASH, BEGINNING OF PERIOD .................................................      72,243      145,229
                                                                              ---------    ---------
CASH, END OF PERIOD .......................................................   $  31,912    $  10,490
                                                                              =========    =========


                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim consolidated financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. These securities include options, warrants, convertible debt, and convertible preferred stock into an aggregate of approximately 13,480,163 shares of Common Stock.

In accordance with FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. Any adjustment would be included in the continuing operations for that period.

(2) Stockholders' Equity

During the first quarter of 2002, the Company issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200.

The Company issued 47,645 shares of Convertible Preferred Stock in exchange of the retirement of debt and accrued interest in the amount of $32,875.

The Company's Convertible Preferred Stock is convertible one-for-one into the Company's Common Stock.

(3) Significant Customer Contract Up For Renewal

During the year ended December 31, 2001, 93% of total revenues were from sales to Union Pacific Railroad ("UPRR") under contract. The contract expired February 28, 2002. UPRR has continued to buy the Company's production without change. Contract renewal and extension negotiations are continuing as of May 2, 2002.

(4) Adoption of Recently Issued Pronouncements

During the quarter ending March 31, 2002, the Company adopted FAS 142 "Goodwill and other intangibles" in which the Company stopped the recording of amortization and will perform the first step of that transitional goodwill impairment test prior to the end of the second quarter as allowed by the pronouncement.

(5) Subsequent Event

On April 9, 2002, the Marketable Securities were sold for $2,000,000 in cash. The sale resulted in a net gain of $192,824.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. For the purpose of the safe harbor provisions for forward-looking statements of the Private Securities Litigation Reform Act of 1995, readers are urged to review the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 for a list of certain important factors that may cause actual results to differ materially from those described below.

The Company is currently focused on the production of the TieTek(TM) Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. ("TieTek"). In addition, the Company has begun and expects to continue to license the TieTek(TM) technology internationally.

RESULTS OF OPERATIONS

Revenues

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production is being sold to Union Pacific Railroad ("UPRR") under a contract for the sale of up to 250,000 crossties. Through April 30, 2002, TieTek has sold 38,491 crossties. As of December 31, 2001, the Company had produced approximately 35,700 crossties from this facility. During the quarter ended March 31, 2002, the Company produced approximately 5,500 crossties from this facility.

Revenues for the three months ended March 31, 2002 and March 31, 2001 related to the sale of crossties were $412,557 and $323,699, respectively. As of March 31, 2002 and March 31, 2001, the Company had an inventory of 2,361 and 1,161 crossties, respectively.

Gross Loss

During the three months ended March 31, 2002, the production and sale of TieTek(TM) Crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 2,000 crossties per month, most of which are being sold to UPRR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended March 31, 2002 gross loss for the Company was $439,386, compared to a gross loss of $281,045 for the three months ended March 31, 2001. The increase is due to production inefficiencies in the limited-production first manufacturing line. The Company has scaled back operations in order to decrease losses until the Company can purchase new equipment and further automate its production facilities which will decrease labor and overhead costs related to production.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses decreased 44% to $185,325 for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease was caused by the significant scaling back of general and administrative operations, which was also done in conjunction with the scaling back of production as discussed in the previous paragraph. The Company anticipates that SG&A will increase as production of the TieTek(TM) Crossties increases. The Company anticipates an increase in staff to support TieTek's manufacturing throughout 2002 as it further automates the production lines. The Company currently has fourteen employees and utilizes one additional contract employee.

Other Income and (Expense)

Total other income increased to $90,026 in the first quarter of 2002 due to $100,000 of income recorded for payment received as the first installment of the license under the licensing agreement for the development of the market for crossties in Australia and New Zealand, partially offset by decreased interest income and an increase in interest expense due to the factoring of accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, the Company continued to incur a cash flow deficit from operations averaging $175,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crosstie and corporate overhead. As of March 31, 2002, the Company had a favorable working capital balance of $603,075 including a cash balance of $31,912.

The Company has made significant progress towards maximum production of the TieTek(TM) Crosstie from the first manufacturing line at its existing facility, including the production of approximately 5,500 crossties during the first quarter of 2002. The Company anticipates increasing production capacity during the second quarter 2002 to approximately 6,000 crossties per month primarily through the purchase of new equipment, improvements to material handling abilities, and to the process of texturing of crossties for UPRR.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $4,500,000 and $5,000,000, comprised of approximately $500,000 for improvements to its initial production line, approximately $3,500,000 to install its second production line in its Houston facility and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an additional $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of this date, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all. Should additional financing not be achieved, the Company will scale operations to attempt to operate profitably on a reduced scale.

During the three months ended March 31, 2002, the Company used $671,836 in cash for its operating activities, reflecting primarily the net loss for the quarter of $534,685 adjusted for net non-cash expenses, which were $65,868. During the three months ended March 31, 2001, the Company used $266,701 in cash for its operating activities, reflecting primarily the net loss for the quarter of $634,112 adjusted for net non-cash expenses, which were $369,180.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings:  None

Item 2: Changes in Securities:

        During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock in exchange for the retirement of debt and accrued interest in the amount of $32,875. The Company also issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

Item 4: Submission of Matters to a Vote of Security Holders:  None

Item 5: Other Information:  None

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits:

            11. Computation of Earnings per Share (included on Consolidated
                Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

        (b) Reports on Form 8-K:

            The Registrant filed a Form 8-K on March 1, 2002 reporting completion of a financing transaction with Avalanche Resources, Ltd., completion of a private placement of units of common stock with warrants, and proforma unaudited financial statements for 12 months ended December 31, 2001.

            On May 14, 2002, the Company engaged the accounting firm of Mann Frankfort Stein & Lipp, CPAs L.L.P, Houston, Texas as independent public accountants to audit the Company's consolidated financial statements for the year ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   North American Technologies Group, Inc.


Date:    May 14, 2002               /s/  Henry W. Sullivan
                                   -----------------------------------
                                   Henry W. Sullivan
                                   President and Chief Executive Officer

Date:    May 14, 2002               /s/  Kevin C. Maddox
                                   -----------------------------------
                                   Kevin C. Maddox
                                   Chief Financial Officer