Form 10QSB
period 2002-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2002-08-12
CIK 808013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________


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

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 38,751,697 common shares outstanding as of August 5, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes         No  X
                                                               ------     ------

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                      Index

                                                                                    Page No.
                                                                                    --------
PART I.        FINANCIAL INFORMATION:

     Item 1.   Financial Statements:

               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
               December 31, 2001                                                        3

               Consolidated Statements of Operations and Comprehensive Loss for
               the three and six months ended June 30, 2002 and 2001 (unaudited)        4

               Consolidated Statements of Cash Flows for the six months ended
               June 30, 2002 and 2001 (unaudited)                                       5

               Notes to Interim Consolidated Financial Statements                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations:

               Overview                                                                 8

               Results of operations                                                    8

               Liquidity and capital resources                                          9


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                                       10

     Item 2.   Changes in Securities                                                   10

     Item 4.   Submission of Matters to a Vote of Security Holders                     10

     Item 5.   Other Information                                                       10

     Item 6.   Exhibits and Reports on Form 8-K                                        10


SIGNATURES                                                                             11


                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2002 and December 31, 2001

                                                                  June 30,      December 31,
                                                                   2002             2001
                                                                -----------     ------------
                                                                (unaudited)       (audited)
ASSETS

CURRENT ASSETS
    Cash                                                       $    851,436    $     72,243
    Marketable securities                                                 -       2,407,176
    Accounts receivable                                             196,007          65,412
    Inventory                                                       199,884         271,519
    Current portion of notes receivable                                   -          34,886
    Prepaid expenses and other                                        2,617               -
                                                               ------------    ------------
         TOTAL CURRENT ASSETS                                     1,249,944       2,851,236

PROPERTY AND EQUIPMENT, net                                       1,609,543       1,644,404

OTHER ASSETS
    Notes receivable                                                 17,610          17,610
    Patents and purchased technologies, less accumulated
      amortization of $590,741 and $545,839                       1,182,731       1,224,202
   Goodwill                                                       1,511,357       1,511,357
   Other                                                             33,321          23,834
                                                               ------------    ------------
        TOTAL OTHER ASSETS                                        2,745,019       2,777,003
                                                               ------------    ------------

TOTAL ASSETS                                                   $  5,604,506    $  7,272,643
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    865,212    $  1,157,969
   Other accrued expenses                                            76,854         197,883
   Notes payable                                                          -         130,000
   Escrow - private placement                                       155,833               -
                                                               ------------    ------------
         TOTAL CURRENT LIABILITIES                                1,097,899       1,485,852
NOTES PAYABLE                                                             -         100,000
                                                               ------------    ------------

         TOTAL LIABILITIES                                        1,097,899       1,585,852

COMMITMENTS AND CONTINGENCIES                                             -               -

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares
      authorized; 13,678,650 and 13,432,518 shares issued
      and outstanding                                            20,958,120      20,925,245
    Common stock, $.001 par value, 75,000,000 shares
      authorized; 37,630,031 and 36,494,778 shares issued
      and outstanding                                                37,630          36,495
    Additional paid-in capital                                   37,688,750      37,518,716
    Accumulated comprehensive income                                      -         600,000
    Accumulated deficit                                         (54,177,893)    (53,324,050)
    Stockholders' subscription receivable                                 -         (69,615)
                                                               ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                               4,506,607       5,686,791
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  5,604,506    $  7,272,643
                                                               ============    ============


                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                          June 30,
                                                         ----------------------------    ----------------------------
                                                             2002             2001          2002             2001
                                                         ----------       -----------    -----------      -----------
SALES                                                    $  341,415       $   453,735    $   753,972      $   777,434
COST OF SALES                                               660,895           819,766      1,512,838        1,424,510
                                                         ----------       -----------    -----------      -----------
GROSS LOSS                                                 (319,480)         (366,031)      (758,866)        (647,076)

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSE                                     192,940           342,869        378,265          675,855
                                                         ----------       -----------    -----------      -----------

OPERATING LOSS                                             (512,420)         (708,900)    (1,137,131)      (1,322,931)

OTHER INCOME (EXPENSE):
    Interest income                                           2,676               132          2,701              418
    Interest expense                                         (6,736)          (89,212)       (18,235)        (148,811)
    Other                                                   197,322               176        298,822           85,556
                                                         ----------       -----------    -----------      -----------

TOTAL OTHER INCOME (EXPENSE)                                193,262           (88,904)       283,288          (62,837)
                                                         ----------       -----------    -----------      -----------

NET LOSS                                                   (319,158)         (797,804)      (853,843)      (1,385,768)

COMPREHENSIVE LOSS - unrealized loss
  on marketable securities                                        -                 -              -                -
                                                         ----------       -----------    -----------      -----------

NET COMPREHENSIVE LOSS                                   $ (319,158)      $  (797,804)   $  (853,843)     $(1,385,768)
                                                         ==========       ===========    ===========      ===========

COMPUTATION OF NET LOSS PER SHARE:

Net loss before dividends on preferred stock             $ (319,158)      $  (797,804)   $  (853,843)     $(1,385,768)
Accumulated dividends on preferred stock                          -        (1,127,143)             -       (1,127,143)
                                                         ----------       -----------    -----------      -----------
Net loss applicable to common stockholders               $ (319,158)      $(1,924,947)   $  (853,843)     $(2,512,911)
                                                         ==========       ===========    ===========      ===========
Weighted average number of common
  shares outstanding - basic and diluted                 37,036,807         6,739,500     36,883,899        6,596,222
                                                         ==========       ===========    ===========      ===========

Net loss per share - basic and diluted                        $(.01)            $(.29)         $(.02)           $(.38)
                                                         ==========       ===========    ===========      ===========

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2002            2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $  (853,843)   $(1,385,768)

Adjustments to reconcile net loss to cash flows used in
  operating activities:
      Gain on sales of securities                                  (192,824)             -
      Depreciation and amortization                                 132,164        181,362
      Net change in assets and liabilities                         (302,458)       751,630
                                                                -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES                   (1,216,961)      (452,776)

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of marketable securities                               2,000,000              -
      Purchase of property and equipment                            (52,401)      (102,618)
      Payments related to patents                                         -        (12,288)
      Decrease in notes receivable                                   34,886          7,504
                                                                -----------    -----------
         NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                   1,982,485       (107,402)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of notes payable                                      (200,000)             -
     Proceeds from convertible notes payable                              -        450,000
     Sale of common stock                                           146,121              -
     Proceeds from stock subscriptions                               69,615              -
     Payment of costs and fees of equity issuance                    (2,067)       (15,179)
                                                                -----------    -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                                13,669        434,821
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     779,193       (125,357)

CASH, BEGINNING OF PERIOD                                            72,243        145,229
                                                                -----------    -----------

CASH, END OF PERIOD                                             $   851,436    $    19,872
                                                                ===========    ===========

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2001 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and convertible preferred stock into an aggregate of approximately 54,885,230 shares of Common Stock.

(2) Escrow - Private Placement

The Company recorded $155,833 as advances from stockholders. This represents the amount contributed by new investors as of June 30, 2002 which was placed in an escrow account until the opening level of $500,000 was achieved in the private placement of Common Stock. This was achieved and the funds became available on July 16, 2002. See the note in Item 6 of Part II.

(3) Stockholders' Equity

During the first quarter of 2002, the Company issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200. During the second quarter of 2002, the Company issued 166,000 shares of its Common Stock for gross proceeds of $83,000. In the second quarter, the Company also received $31,921 in funds from its majority stockholder from the stockholder's market trading of the Company's stock.

During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock in exchange for the retirement of debt and accrued interest in the amount of $32,875.

The Company's Convertible Preferred Stock is convertible one-for-one into the Company's Common Stock.

(4) Significant Customer Contract Up For Renewal

The Company continues to supply the Union Pacific under the terms of the contract which formally expired February 28, 2002. UPRR continues to buy under all the terms and conditions of the contract which provides a sales backlog covering most of the projected 2002-2003 production. The Company is negotiating to renew and extend the contract to cover a multi-year period and a larger number of ties than was covered in the original contract.

(5)  Adoption of Recently Issued Pronouncements

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At January 1, 2002, the net goodwill balance is attributable to one reporting unit and was tested for impairment for all periods presented. Significant estimates used in the valuation included estimates of discounted future earnings, future growth rates and current market capitalization adjusted for marketability.

Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company determined that fair value exceeds the current carrying value included in the financial statements and accordingly no adjustments have been recorded to goodwill.

The following unaudited pro-forma results of operations data for the three and six months ended June 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                                      For the three                       For the six
                                                      months ended                       months ended
                                                        June 30,                           June 30,
                                            -------------------------------     ------------------------------
                                                 2002              2001             2002              2001
                                            --------------    -------------     -------------    -------------
Net loss, as reported                       $     (319,158)   $    (797,804)    $    (853,843)   $  (1,385,768)
Accumulated dividends on
  preferred stock                                        -       (1,127,143)                -       (1,127,143)
                                            --------------    -------------     -------------    -------------
Net loss applicable to common
  stockholders                                    (319,158)      (1,924,947)         (853,843)      (2,512,911)

Add:  Cumulative effect of change
       in accounting principle                          -                 -                 -                -
       Amortization of goodwill                         -            26,948                 -           53,897
                                            --------------    -------------     -------------    -------------

Adjusted net loss                           $     (319,158)   $  (1,897,999)    $    (853,843)   $  (2,459,014)
                                            ==============    =============     =============    =============

Basic EPS:

Net loss, as reported                       $         (.01)   $        (.12)    $        (.02)   $        (.21)
Accumulated dividends on
   preferred stock                                       -             (.17)                -             (.17)
                                            --------------    -------------     -------------    -------------
Net loss applicable to common
   stockholders                                       (.01)            (.29)             (.02)            (.38)

Add:  Cumulative effect of change
        in accounting principle                          -                -                 -                -
        Amortization of goodwill                         -               01                 -               01
                                            --------------    -------------     -------------    -------------

Adjusted net loss                           $         (.01)   $        (.28)    $        (.02)   $        (.37)
                                            ==============    =============     =============    =============

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

RESULTS OF OPERATIONS

Revenues

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production was sold to Union Pacific Railroad ("UPRR") under a contract for the sale of up to 250,000 crossties. However, as discussed in Footnote (3), the contract has expired and renewal is under negotiation although UPRR is continuing to buy the Company's production without change. Through June 30, 2002, TieTek has sold approximately 45,000 crossties. As of December 31, 2001, the Company had produced approximately 35,700 crossties from this facility. During the six months ended June 30, 2002, the Company produced approximately 11,700 crossties from this facility.

Revenues for the three months ended June 30, 2002 and 2001, related to the sale of crossties were $341,415 and $453,735, respectively.

Revenues for the six months ended June 30, 2002 and 2001 related to the sale of crossties were $753,972 and $777,434, respectively. As of June 30, 2002 and 2001, the Company had an inventory of 2,049 and 2,477 crossties, respectively.

Gross Loss

During the three months ended June 30, 2002, the production and sale of TieTek(TM) Crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 4,000 crossties per month, most of which are being sold to UPRR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs, insurance and other overhead costs. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended June 30, 2002 gross loss for the Company was $319,480, compared to a gross loss of $366,031 for the three months ended June 30, 2001. The decrease is due to production efficiencies achieved in the limited-production first manufacturing line. The Company is in the process of increasing production and further automating its production facilities which it believes will decrease labor and overhead costs related to production.

During the six months ended June 30, 2002, gross loss for the Company was $758,866 compared to a gross loss of $647,076 for the six months ended June 30, 2001.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses decreased 44% to $192,940 for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The decrease was due to the significant scaling back of general and administrative functions which was also done in conjunction with the scaling back of production during April and May to decrease losses. The Company anticipates that SG&A will increase as production of the TieTek(TM) Crossties increases. The Company anticipates an increase in staff to support TieTek's manufacturing throughout 2002 as it further automates the production lines. The Company currently has eighteen employees and utilizes four additional contract employees.

Other Income and Expense

Total other income increased to $193,263 in the second quarter of 2002 which is attributable to $192,824 in gains from the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2002, the Company continued to incur a cash flow deficit from operations averaging $175,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crosstie and corporate overhead. As of June 30, 2002, the Company had a favorable working capital balance of $152,045 and has a cash balance of $851,436.

The Company has made significant progress towards maximum production of the TieTek(TM) Crosstie from the first manufacturing line at its existing facility, including the production of 11,730 crossties during the first half of 2002. The Company anticipates increasing production capacity during the third quarter 2002 to approximately 6,000 crossties per month primarily through the purchase of new equipment, improvements to material handling abilities, and to the process of texturing of crossties for UPRR.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $4,500,000 and $5,000,000, comprised of approximately $500,000 for improvements to its initial production line, approximately $3,500,000 to install its second production line in its Houston facility and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an additional $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of this date, the Company has raised $500,000 in additional financing. However, there can be no assurance that the Company will be able to obtain substantial additional financing on terms acceptable to the Company, if at all. Should substantial additional financing not be achieved, the Company will scale back operations to attempt to operate profitably on a reduced scale.

During the six months ended June 30, 2002, the Company used $1,216,961 in cash for its operating activities reflecting primarily the net loss for the quarter of $853,843 adjusted for net non-cash expenses, which were $132,164. During the six months ended June 30, 2001, the Company used $452,776 in cash for its operating activities, reflecting primarily the net loss of $1,385,768 adjusted for a reduction in working capital of $751,630 and net non-cash expenses which were $181,362.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.


PART II: OTHER INFORMATION

Item 1:   Legal Proceedings:  None

Item 2:   Changes in Securities:

          During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock in exchange for the retirement of debt and accrued interest in the amount of $32,875. The Company also issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200. During the second quarter of 2002, the Company issued 166,000 shares of its Common Stock for gross proceeds of $83,000. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by
          Section 4(2) thereof and the rules and regulations promulgated thereunder.

Item 4:   Submission of Matters to a Vote of Security Holders:  None

          On June 21, 2002, the Annual Meeting of Stockholders of the Company was held at the LaQuinta Inn, 15510 John F. Kennedy Blvd., Houston, Texas.

          (a) At the Annual Meeting, Douglas C. Williamson, William C. Thompson, Kevin C. Maddox and J. Travis Hain were elected as Directors for a three-year term ending at the 2005 Annual Meeting of the Stockholders by a vote of 36,129,727 for, 64,511 against and none abstaining or present but not voting.

          (b) At the Annual Meeting, the appointment of Mann Frankfort Stein & Lipp, CPAs, L.L.P. by the Board of Directors as independent auditors for the Company and its subsidiaries for the 2002 fiscal year was ratified by a vote of 36,174,243 for, 116 against, with 19,879 shares present but abstaining or otherwise not voting on such matter.

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11. Computation of Earnings per Share (included on Consolidated Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 2002:

               The Company filed a report on Form 8-K on May 15, 2002 reporting a change in its certifying accountants.

               The Company filed a report on May 29, 2002 reporting an agreement with a holder of its convertible stock.

               The Company announced in a press release on July 17, 2002 that the opening level of more than $500,000 had been reached in its current private placement of common stock.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         North American Technologies Group, Inc.


Date: August 9, 2002                     /s/  Henry W. Sullivan
                                         ---------------------------------------
                                         Henry W. Sullivan
                                         President and Chief Executive Officer

Date: August 9, 2002                     /s/  Kevin C. Maddox
                                         ---------------------------------------
                                         Kevin C. Maddox
                                         Chief Financial Officer