Form 10QSB/A
period 2002-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2002-08-15
CIK 808013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB/A

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

Item 5:   Other Information:  None

Item 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               11.* Computation of Earnings per Share (included on Consolidated
                    Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

               99.1 Certification of Henry W. Sullivan Chief Executive Officer
                    of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Kevin Maddox, Chief Financial Officer of
                    the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               ---------
                  * Filed in Form 10-QSB filed on August 12, 2002.

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

                                         North American Technologies Group, Inc.


Date: August 13, 2002                     /s/  Henry W. Sullivan
                                         ---------------------------------------
                                         Henry W. Sullivan
                                         President and Chief Executive Officer

Date: August 13, 2002                     /s/  Kevin C. Maddox
                                         ---------------------------------------
                                         Kevin C. Maddox
                                         Chief Financial Officer