Form 10QSB
period 2002-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2002-10-29
CIK 808013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number: 0-16217

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                        33-0041789
(State or other jurisdiction of incorporation                  (I.R.S. Employer
     of incorporation organization)                          Identification No.)

                   14315 West Hardy Road, Houston, Texas 77060
                    (Address of principal executive offices)

                                 (281) 847-0029
                           (Issuer's telephone number)

 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [_]    No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date: 38,901,697 common shares outstanding as of October 25, 2002.

Transitional Small Business Disclosure Format (Check One):  Yes [_]     No [X]

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                                        Index


                                                                                                        Page No.
                                                                                                        --------
Part I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                     and December 31, 2001                                                                   3

                 Consolidated Statements of Operations and Comprehensive Loss
                     for the three and nine months ended September 30, 2002 and
                     2001 (unaudited)                                                                        4

                 Consolidated Statements of Cash Flows for the nine months
                     ended September 30, 2002 and 2001 (unaudited)                                           5

                 Notes to Interim Consolidated Financial Statements                                          6

             Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

                        Overview                                                                             8

                        Results of operations                                                                8

                        Liquidity and capital resources                                                      9

             Item 3.    Controls and Procedures                                                             10

PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings                                                                     11

             Item 2.  Changes in Securities                                                                 11

             Item 4.  Submission of Matters to a Vote of Security Holders                                   11

             Item 5.  Other Information                                                                     11

             Item 6.  Exhibits and Reports on Form 8-K                                                      11


SIGNATURES                                                                                                  12

Certification by Henry W. Sullivan pursuant to Securities Exchange Act Rule 13a-14                          13

Certification by Kevin C. Maddox pursuant to Securities Exchange Act Rule 13a-14                            15

                    NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2002 and December 31, 2001

                                                                                     September 30,      December 31,
                                                                                          2002              2001
                                                                                     -------------      ------------
                                                                                      (unaudited)        (audited)
ASSETS
CURRENT ASSETS
    Cash                                                                             $    632,859      $     72,243
    Marketable securities                                                                       -         2,407,176
    Accounts receivable                                                                   111,441            65,412
    Inventory                                                                             287,368           271,519
    Current portion of notes receivable                                                         -            34,886
    Prepaid expenses and other                                                             41,241                 -
                                                                                     ------------      ------------
         TOTAL CURRENT ASSETS                                                           1,072,909         2,851,236
PROPERTY AND EQUIPMENT, net                                                             1,926,894         1,644,404
OTHER ASSETS
     Notes receivable                                                                      17,610            17,610
     Patents and purchased technologies, less accumulated
       amortization of $613,260 and $545,839                                            1,161,122         1,224,202
    Goodwill                                                                            1,511,357         1,511,357
    Other                                                                                  21,622            23,834
                                                                                     ------------      ------------
              TOTAL OTHER ASSETS                                                        2,711,711         2,777,003
                                                                                     ------------      ------------
TOTAL ASSETS                                                                         $  5,711,514      $  7,272,643
                                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                 $    636,872      $  1,157,969
    Other accrued expenses                                                                 56,047           197,883
    Notes payable                                                                               -           130,000
                                                                                     ------------      ------------
              TOTAL CURRENT LIABILITIES                                                   692,919         1,485,852

NOTES PAYABLE                                                                                   -           100,000
                                                                                     ------------      ------------
              TOTAL LIABILITIES                                                           692,919         1,585,852
COMMITMENTS AND CONTINGENCIES                                                                   -                 -
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 20,000,000 shares
      authorized; 13,678,650 and 13,432,518 shares issued and outstanding              20,958,120        20,925,245
    Common stock, $.001 par value, 75,000,000 shares
      authorized; 38,901,697 and 36,494,778 shares issued and outstanding                  38,902            36,495
    Additional paid-in capital                                                         38,271,154        37,518,716
    Accumulated comprehensive income                                                            -           600,000
    Accumulated deficit                                                               (54,249,581)      (53,324,050)
    Stockholders' subscription receivable                                                       -           (69,615)
                                                                                     ------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                                5,018,595         5,686,791
                                                                                     ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  5,711,514      $  7,272,643
                                                                                     ============      ============

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2002 And 2001
                                   (Unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                           -------------------------     --------------------------
                                                               2002          2001           2002            2001
                                                           ----------    -----------     -----------    -----------
SALES                                                      $  250,290    $   376,913     $1,004,262     $ 1,154,347
COST OF SALES                                                 444,698        958,193      1,957,536       2,382,703
                                                           ----------    -----------     ----------     -----------
GROSS LOSS                                                   (194,408)      (581,280)      (953,274)     (1,228,356)

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSE                                    210,036        364,031        588,301       1,039,886
                                                           ----------    -----------     ----------     -----------
OPERATING LOSS                                               (404,444)      (945,311)    (1,541,575)     (2,268,242)
                                                           ----------    -----------      ---------     -----------
OTHER INCOME (EXPENSE):
    Interest income                                            10,988            151         13,689             569
    Interest expense                                                -        (46,144)       (18,235)       (153,388)
    Other                                                     321,768        (19,151)       620,590          66,405
                                                           ----------    -----------     ----------     -----------
TOTAL OTHER INCOME (EXPENSE)                                  332,756        (65,144)       616,044         (86,414)
                                                           ----------    ------------    ----------     -----------
NET LOSS                                                   $  (71,688)   $(1,010,455)    $ (925,531)    $(2,354,656)
                                                           ==========    ===========     ==========     ===========
NET COMPREHENSIVE LOSS                                     $  (71,688)   $(1,010,455)    $ (925,531)    $(2,354,656)
                                                           ==========    ===========     ==========     ===========
COMPUTATION OF NET LOSS PER SHARE

Net loss before dividends on preferred stock               $  (71,688)   $(1,010,455)    $ (925,531)    $(2,354,656)
Accumulated dividends on preferred stock                            -       (594,231)             -      (1,721,374)
                                                           ----------    -----------     ----------     -----------
Net loss applicable to common stockholders                 $  (71,688)   $(1,604,686)    $ (925,531)    $(4,076,030)
                                                           ==========    ===========     ==========     ===========
Weighted average number of common
    shares outstanding  - basic and diluted                38,594,327      6,889,293     37,460,307       6,694,986
                                                           ==========    ===========     ==========     ===========
Net loss per share - basic and diluted                     $     (.00)   $      (.23)    $     (.02)    $      (.61)
                                                           ==========    ===========     ==========     ===========

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                    Nine Months Ended September 30,
                                                                                ----------------------------------
                                                                                      2002                2001
                                                                                -----------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $  (925,531)          $(2,354,656)
                                                                                  -----------           -----------
Adjustments to reconcile net loss to cash flows used in operating activities:
     Gain on sales of securities                                                     (192,824)                    -
     Depreciation and amortization                                                    203,951               273,917
     Net change in assets and liabilities                                            (738,191)            1,136,701
                                                                                  -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                              (1,652,595)             (944,038)

CASH FLOWS FROM INVESTING ACTIVITES
    Sale of marketable securities                                                   2,000,000                     -
    Sale of equipment                                                                       -                90,000
    Purchase of property and equipment                                               (419,020)             (110,988)
    Payments related to patents                                                             -               (12,288)
    Decrease in notes receivable                                                       34,886                 7,503
                                                                                  -----------           -----------
NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                                     1,615,866               (25,773)
                                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of notes payable                                                          (200,000)                    -
   Proceeds from convertible notes payable                                                  -               850,000
   Sale of common stock                                                               781,954                     -
   Proceeds from stock subscriptions                                                   69,615                     -
   Payment of costs and fees of equity issuance                                       (54,224)              (23,968)
                                                                                  -----------           -----------
         NET CASH PROVIDED BY FINANCING
               ACTIVITIES                                                             597,345               826,032
NET INCREASE (DECREASE) IN CASH                                                       560,616              (143,779)
CASH, BEGINNING OF PERIOD                                                              72,243               145,229
                                                                                  -----------           -----------
CASH, END OF PERIOD                                                               $   632,859           $     1,450
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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2001 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and preferred stock convertible into an aggregate of approximately 17,983,254 shares of Common Stock.

(2) Stockholders' Equity

During the first quarter of 2002, the Company issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200. During the second quarter of 2002, the Company issued 166,000 shares of its Common Stock for gross proceeds of $83,000. In the second quarter, the Company also received $31,921 in funds from its majority stockholder from the stockholder's market trading of the Company's stock. In the third quarter of 2002, the Company issued 1,271,666 shares of its Common Stock for gross proceeds of $635,833, less associated costs of $52,157 through a private placement.

During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock in exchange for the retirement of debt and accrued interest in the amount of $32,875.

The Company's Convertible Preferred Stock is convertible one-for-one into the Company's Common Stock.

(3) Significant Customer Contract Up For Renewal

The Company continues to supply the Union Pacific Railroad ("UPRR") under the terms of the contract which formally expired February 28, 2002. UPRR continues to buy under all the terms and conditions of the contract which provides a sales backlog covering most of the projected 2002-2003 production. The Company is negotiating to renew and extend the contract to cover a multi-year period and a larger number of ties than was covered in the original contract.

(4) Adoption of Recently Issued Pronouncements

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At January 1, 2002, the net goodwill balance is attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included estimates of discounted future earnings, future growth rates and current market capitalization adjusted for marketability.

Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company determined that fair value exceeds the current carrying value included in the financial statements and accordingly no adjustments have been recorded to goodwill.

The following unaudited pro-forma results of operations data for the three and nine months ended September 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:


                                                      For the three                      For the nine
                                                      months ended                       months ended
                                                      September 30,                      September 30,
                                            -------------------------------     ------------------------------
                                                 2002              2001             2002              2001
                                            --------------    -------------     -------------    -------------
Net loss, as reported                       $      (71,688)   $  (1,010,455)    $    (925,531)   $  (2,354,656)
Accumulated dividends on
    preferred stock                                      -         (594,231)                -       (1,721,374)
                                            --------------    -------------     -------------    -------------
Net loss applicable to common
    stockholders                                   (71,688)      (1,604,686)         (925,531)      (4,076,030)
Add:     Cumulative effect of change
            in accounting principle                      -                -                 -               -
         Amortization of goodwill                        -           26,948                 -           80,845
                                            --------------    -------------     -------------    -------------
Adjusted net loss                           $      (71,688)   $  (1,557,738)    $    (925,531)   $  (3,995,185)
                                            ==============    =============     =============    =============
Basic EPS:
Net loss, as reported                       $         (.00)   $        (.15)    $        (.02)   $        (.35)
Accumulated dividends on
    preferred stock                                      -             (.08)                -             (.26)
                                            --------------    -------------     -------------    -------------
Net loss applicable to common
    stockholders                                      (.00)            (.23)             (.02)            (.61)
Add:     Cumulative effect of change
            in accounting principle                      -                -                 -                -
         Amortization of goodwill                        -              .00                 -              .01
                                            --------------    -------------     -------------    -------------
Adjusted net loss                           $         (.00)   $        (.23)    $        (.02)   $        (.60)
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

RESULTS OF OPERATIONS

Revenues

During the third quarter of 2000, the Company commenced production of its crossties at its manufacturing facility in Houston, Texas. Most of its production was sold to Union Pacific Railroad ("UPRR") under a contract for the sale of up to 250,000 crossties. However, as discussed in Footnote (3), the contract has expired and renewal is under negotiation although UPRR is continuing to buy the Company's production without change. Through September 30, 2002, TieTek has sold approximately 50,000 crossties most of which were sold to UPRR. As of December 31, 2001, the Company had produced approximately 35,700 crossties from this facility. During the nine months ended September 30, 2002, the Company produced approximately 18,000 crossties from this facility.

Revenues for the three months ended September 30, 2002 and 2001, related to the sale of crossties were $250,290 and $376,913, respectively.

Revenues for the nine months ended September 30, 2002 and 2001 related to the sale of crossties were $1,004,262 and $1,154,347, respectively. As of September 30, 2002 and 2001, the Company had an inventory of 3,500 and 2,210 crossties meeting UPRR specifications, respectively. Additionally, at September 30, 2002 the Company had an inventory of approximately 3,900 of crossties not meeting UPRR specifications that are available for sale for applications other than railroad use.

Gross Loss

During the three months ended September 30, 2002, the production and sale of TieTek(TM) Crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 3,000 crossties per month, most of which are being sold to UPRR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs, insurance and other overhead costs. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended September 30, 2002 gross loss for the Company was $194,408, compared to a gross loss of $581,280 for the three months ended September 30, 2001. During the nine months ended September 30, 2002, gross loss for the Company was $953,274 compared to a gross loss of $1,228,356 for the nine months ended September 30, 2001. The decrease is due to production efficiencies achieved in the limited-production first manufacturing line. The Company is in the process of increasing production and further automating its production facilities which it believes will decrease labor and overhead costs related to production.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses decreased 42% to $210,036 for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease was due to the significant scaling back of general and administrative functions which was also done in conjunction with the scaling back of production during the quarter to decrease losses. The Company anticipates that SG&A will increase as production of the TieTek(TM) Crossties increases. The Company anticipates an increase in staff to support TieTek's manufacturing as it further automates the production lines. The Company currently has twenty employees and utilizes four additional contract employees.

Other Income and Expense

Total other income increased to $332,756 in the third quarter of 2002 which is attributable to $100,000 received under the Australia Licensing Agreement, $230,632 of adjustments to liabilities and a net $2,124 in interest income and bank charges.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2002, the Company continued to incur a cash flow deficit from operations averaging $175,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) Crosstie and corporate overhead. As of September 30, 2002, the Company had a favorable working capital balance of $379,990 and had a cash balance of $632,859.

The Company has made significant progress towards maximum production of the TieTek(TM) Crosstie from the first manufacturing line at its existing facility, including the production of 18,000 crossties during the first three quarters of 2002. The Company anticipates increasing production during the fourth quarter of 2002 to approximately 6,000 crossties per month primarily through the purchase of new equipment, improvements to material handling abilities, and to the process of texturing of crossties for UPRR.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $4,500,000 and $5,000,000, comprised of approximately $200,000 for improvements to its initial production line, approximately $3,500,000 to install its second production line in its Houston facility and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an additional $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of September 30, 2002, the Company has raised $750,000 in additional financing. However, there can be no assurance that the Company will be able to obtain substantial additional financing on terms acceptable to the Company, if at all. Should substantial additional financing not be achieved, the Company will scale back operations to attempt to operate profitably on a reduced scale.

During the nine months ended September 30, 2002, the Company used $1,652,595 in cash for its operating activities reflecting the net loss for the nine months of $925,531, $192,824 in gain from the sale of securities, $738,191 decrease in assets and liabilities, and adjustment for non-cash expenses of $203,951. During the nine months ended September 30, 2001, the Company used $944,038 in cash for its operating activities, reflecting the net loss of $2,354,656, increase in assets and liabilities of $1,136,701 and adjustment for non-cash expenses of $273,917.

Item 3: Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure Controls and Procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's Disclosure Controls and Procedures are effective.

Subsequent to the evaluation and through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings: None

Item 2: Changes in Securities:

     During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock in exchange for the retirement of debt and accrued interest in the amount of $32,875. The Company also issued 36,706 shares of its Common Stock and 36,706 warrants to purchase Common Stock for total gross proceeds of $31,200. During the second quarter of 2002, the Company issued 166,000 shares of its Common Stock for gross proceeds of $83,000. During the third quarter of 2002, the Company issued 1,271,666 shares of its Common Stock at $.50 per share for gross proceeds of $635,833. Issue and commission costs related to the third quarter stock sales were $52,157. These shares have been issued to accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and the rules and regulations promulgated thereunder.

Item 4: Submission of Matters to a Vote of Security Holders: None

Item 5: Other Information: None

Item 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          11. Computation of Earnings per Share (included on Consolidated Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

          99.1 Certification of Henry W. Sullivan, Chief Executive Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Kevin Maddox, Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K filed during the quarter ended September 30, 2002:

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

                                         North American Technologies Group, Inc.


Date:    October 29, 2002                /s/  Henry W. Sullivan
                                         ---------------------------------------
                                         Henry W. Sullivan
                                         President and Chief Executive Officer

Date:    October 29, 2002                /s/  Kevin C. Maddox
                                         ---------------------------------------
                                         Kevin C. Maddox
                                         Chief Financial Officer

CERTIFICATION BY HENRY W. SULLIVAN PURSUANT TO SECURITIES EXCHANGE ACT RULE
13a-14

I, Henry W. Sullivan, Chief Executive Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of North American Technologies Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:      October 29, 2002

     /s/ Henry W. Sullivan
     ------------------------------------------
     President and Chief Executive Officer

CERTIFICATION BY KEVIN C. MADDOX PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Kevin C. Maddox, Chief Financial Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of North American Technologies Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:      October 29, 2002

     /s/ Kevin C. Maddox
     -------------------------------------
     Chief Financial Officer