Form 10KSB
period 2002-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2003-03-25
CIK 808013

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________

                         Commission file number: 0-16217
                                                 -------

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     ---------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

                   DELAWARE                                                      33-0041789
                   --------                                                      ----------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

                              14315 West Hardy Road
                              Houston, Texas 77060
                              --------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (281) 847-0029
                                                 --------------
       Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

               Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES __ NO
      ---
               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

               State registrant's revenues for its most recent fiscal year:
$1,667,180

               The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the stock was sold as of February 28, 2003 was $7,781,220, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

               As of February 28, 2003, there were 40,310,512 Shares of Common Stock, par value $.001 per share, outstanding.

               The proxy statement of the registrant will contain information incorporated by reference into Part III, Items 9-12, of this Form 10-KSB and will be filed with the Securities and Exchange Commission by April 30, 2003.

               Transitional Small Business Disclosure Format (check one) ___ YES X NO
---

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

General Description of Business

         The Company's principal business is the manufacture and marketing of TieTek(TM) products through its TieTek subsidiary. The initial product is a composite railroad crosstie that was conceived as a direct substitute for wood crossties, but with a longer life and with several environmental advantages. The TieTek(TM) crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, over 80,000 TieTek(TM) crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began commercial manufacturing and shipping its crosstie from its facilities during the third quarter of 2000. In January 2000, the Company entered into a contract to potentially sell up to 250,000 crossties for Union Pacific Railroad (UPR). As of December 31, 2002, the Company has sold over 55,000 crossties under this UPR contract. In December 2002, the Company entered into a replacement contract to potentially sell up to 1,000,000 crossties to the UPR over the next 6 years.

         Description of the Market. A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track contributes to maintaining the rail "gauge" or spacing and to supporting and distributing the forces of the loaded train. Although different types of "crossties" or "ties" have been used throughout the history of railroad construction, the hardwood crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or "in gauge"), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the "nailability" of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

         The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the United States has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new ties in North America is estimated by the Company, based on industry reference materials, to exceed 18 million ties per year while demand in the rest of the world is estimated to be more than 60 million ties per year.

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

         The TieTek(TM) crosstie formula is a proprietary mixture of rubber from recycled tires, plastics, other waste materials, additives, fillers and reinforcement agents. The current formulation was developed after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other properties of wood. The product development effort recognized the need to be competitive with the price of wood by using lower cost raw materials. The Company believes the current formulation meets these objectives. While the primary focus of the Company is clearly to produce ties based on the established technology, research will continue to further optimize the performance and cost characteristics of the TieTek(TM) crosstie and to evaluate other applications of the technology. The exact formulation of TieTek(TM) crossties is proprietary and is covered under a current patent which expires in 2016.

         The Company believes the TieTek(TM) crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Unlike wooden ties, every TieTek(TM) crosstie is essentially the same, and has consistent quality and properties. The physical properties are comparable to wooden ties that have been in service just a few years, and tests have shown that the TieTek(TM) crosstie should maintain its properties far longer than most wood ties. The TieTek(TM) crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. They contain no toxic preservatives and are resistant to decay and bug infestation.

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

         The Company has also tested its crosstie at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the AAR, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. In a heavy load test at Pueblo, which is still ongoing, TieTek's crossties at Pueblo have experienced over 650 million gross tons of load as well as 2 million vibrations in an accelerated wear test with no problems of any kind. The TTCI tests confirm that the TieTek(TM) tie has met the requirements of the industry after the equivalent of many years of commercial service.

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

         Production. Approximately 69,000 TieTek(TM) crossties have been manufactured to date. Currently, the Company is producing approximately 5,000 ties per month, most of which are being sold to UPR under contract. In its current form, the initial production line is capable of producing up to approximately 8,000 ties per month. Assuming certain improvements to the production line are financed and completed, the Company plans to ramp-up its production to approximately 8,000 ties per month by the end of the first quarter of 2003. In addition, if financing is secured, the Company plans to place a second production line in service during the third quarter of 2003 and a third production line during the fourth quarter.

         Raw Material. The raw materials used in the Company's product have been readily available from multiple suppliers. Avangard Industries, Inc. of Houston, Texas, principally a supplier of recycled plastics, supplied 46% of all raw material purchases to NATK during 2002. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek(TM) crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek's (TM) crossties, particularly during product introduction when it would be difficult to pass raw material price increases through to final product sales price. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, TieTek has focused on using a variety of low-grade sources of recycled plastic that it anticipates will be readily available and priced below other materials. The TieTek(TM) technology and process design has been specifically configured to readily accept recycled plastic that could not be processed into solid parts or film using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. The Company will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

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

..    Wood ties must be protected with preservatives such as creosote to achieve even a tolerable economic life. Creosote and other preservatives are toxic chemicals that pose a potential liability for the railroads.
     Environmentalists and many lawsuits have raised the liability issue of creosote treated wood crossties.

..    Wood ties are inconsistent by nature, with physical properties and overall quality varying from sawmill to sawmill and tree to tree.

         The TieTek(TM) crosstie is consistent, interchangeable with wood ties, resists water and insect damage without preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek (TM) crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Management believes that treated wooden ties cost between $25 and $40 in the United States and substantially more in many parts of the world. The TieTek
(TM) tie has been sold at a significant premium over wood because it can be installed as a direct replacement for wood with the same equipment, the same fasteners, the same procedures and has superior life-of-the-tie economics. TieTek(TM) ties have been sold to Class I, Short Line, Municipal and Transit railroads. As a result of the UPR contract, the ties to be produced by the first production line of the Houston plant are basically sold through 2008, including production increases and improvements projected in the Company's business plan. Production from a second line and third line, if constructed, would be sold to a wide spectrum of railroad customers, including UPR.

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

         Licensing. In May 2001, the Company entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. for the market areas Australia/New Zealand. The agreement requires a base level license fee with agreed milestones and percentage royalties based on production. The licensee is proceeding on schedule, and all required payments to date have been paid. During 2001, the Company sold equipment to the licensee for $140,000. In 2002, the licensee paid $200,000 to secure the license.

         Major Customers. For the year ended December 31, 2002, the Company had sales to UPR that represented 87% of total revenues. For the year ended December 31, 2001, the Company had sales to UPR that represented 93% of total revenues.

         Competition. The Company believes that the primary market niche for the TieTek(TM) crosstie is a share of the wood tie replacement market. The Company views the producers of hardwood ties as its primary market competition. The treated wood tie industry in the U.S. is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Kerr McGee, Mellott Wood Preserving Company, and Western Tar Products Corporation, although Kerr McGee has announced recently its decision to exit the market. The Company believes that the wood tie will continue to be the dominant factor in the market for many years. The TieTek(TM) tie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood. Neither concrete nor steel can be used in a mixed maintenance program with wood because the physical properties are drastically different from wood.

          Concrete and steel ties require special fasteners as well as dedicated installation equipment and procedures. The Company believes that concrete and steel ties will continue to be used for new track (where incompatibility with wood is not a problem) and other special situations, but that they will not replace the wooden crosstie as the dominant technology. The TieTek(TM) crosstie may compete well with steel and concrete, particularly because the TieTek(TM) tie currently has a cost advantage, but the largest and most logical market target for the Company is to earn a share of the dominant wood tie segment.

         There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum), and steel/concrete/rubber/plastic (Primix). The Company believes that it has a more salable, more proven and more accepted product and technology than any competitor. While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, the Company intends to extend its unique position by producing and marketing large volumes of TieTek(TM) crossties, by entering into strategic partnerships with licensees, suppliers and customers, by ongoing testing and reporting, by product and process improvements, and by being a strategic supplier to the railroad industry. The Company realizes the advantages and obligations of being the sole supplier of a new product to a mature industry and is moving quickly to attempt to consolidate its business position.

         Patents and Proprietary Protection. The Company received a patent protecting the formula and range of compositions of the TieTek(TM) technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent has been filed for extensive international registration under the procedures of the International Patent Treaty.

         In addition, the Company has applied for additional patent coverage regarding the product and manufacturing process technology. The new patents being applied for would, if granted, significantly extend the protection provided by U.S. Patent # 5,886,078.

         In addition to these current patents, the Company owns patents relating to its Riserclad technology for in- place repairs to pipes as well as its Biocatalytic Hydrocarbon Upgrade Process ("BioKatT(TM)") to improve the physical properties of crude oil that is based on enzyme technologies and its porous pipe technology. The Company does not currently generate revenues from the commercial exploitation of these patented technologies.

         There is currently no patent protection for any other of the Company's products or technologies. A substantial number of patents have been issued in the markets in which the Company competes, and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive with those of the Company. The Company can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that the Company will have the financial resources available to enforce and defend the intellectual property rights of the Company should they be challenged. As used in this context and throughout this Report, "proprietary information" refers to technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how developed by the Company and its employees or consultants.

         Human Resources. The Company currently employs 27 employees. None of its employees is covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Risk Factors

         The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on the future operations, financial results and financial condition of the Company and should be carefully reviewed and considered in connection with the other matters discussed herein.

         Lack of Operating Revenue and Profits. The Company has incurred an accumulated deficit from its inception to December 31, 2002 of approximately $55,338,383. Until the Company is able to generate significant revenues from the manufacturing of its TieTek(TM) crosstie, profitable operations will not be attained. Should losses continue at their historic rate, there is no assurance that the Company can remain as a going concern.

         Capital Needs. For the year ended December 31, 2002, the Company incurred a net loss of $2,014,333. This loss principally reflected the ramping up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2002, the Company had net working capital of $1,970,238, including a cash balance of $2,428,585. During 2002, the Company incurred a cash flow deficit from operations averaging approximately $150,000 per month. The deficit will likely decrease as production volumes increase in 2003.

         During 2002 and 2001, the Company made significant progress towards commercial production of the TieTek(TM) crosstie. Progress includes the production of approximately 32,300 crossties in 2002 and approximately 32,500 in 2001, and the signing of a new six year supply contract with UPR for up to 1,000,000 ties. Currently, the Company is producing approximately 5,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 crossties per month would result in positive EBITDA and 18,000 crossties per month would result in pretax income. However, there is no assurance that these estimates are achievable.

         The Company has historically met its working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of convertible notes, and the proceeds from the sale or license of its technologies. While management believes the current level of working capital is adequate for current operating levels through December 31, 2003, it is seeking additional capital for the expansion needed to achieve operating profits. No assurance can be given that additional financing will be available or, if available, will be on terms acceptable to the Company. If such additional financing is not obtained, the Company may be required to curtail operations after its current working capital is depleted. A substantial portion of the Company's working capital has been obtained as a result of the investment made by Avalanche Resources, Ltd., the Company's principal beneficial shareholder ("Avalanche") under the terms of a Securities Purchase Agreement dated October 2, 2001 and a convertible note executed in December 2002.

         Dependence on Key Customer. Over 87% of the Company's sales during calendar year 2002 were to one customer - UPR. The loss of this customer would have a material adverse affect on the Company's financial condition and results of operations.

         Substantial Dilution from Convertible Securities. The Company is presently authorized to issue 75,000,000 shares of Common Stock, of which 40,310,512 shares were outstanding as of February 28, 2003, and up to 20,000,000 shares of "blank check" preferred stock which could be convertible into Common Stock. The Company may in the future be caused to issue up to approximately 21,277,710 additional shares of its Common

Stock upon the conversion of its outstanding Preferred Stock and convertible notes and upon the exercise of its outstanding vested options and warrants. This could conceivably result in an increase in the Company's outstanding shares of Common Stock to approximately 61,014,101 shares or more. Issuance of this many shares would have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of the Company's Common Stock in the public market could have an adverse effect upon the market price of the Company's Common Stock and make it more difficult for the Company to sell its equity securities in the future and at prices it deems appropriate.

         Volatility of Share Price. The market prices of securities of developing companies, including those of the Company, have been historically volatile. Future announcements concerning the Company, its major customer or its competitors, including the results of testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of the Company's products may have a significant impact on the market price of the shares of the Company's Common Stock. In addition, the Company's share price may be affected by sales by existing stockholders. Because of these factors, the market price of the Company's Common Stock may be highly volatile.

         Effect of Outstanding Convertible Securities. The holders of the Company's outstanding preferred stock, convertible notes, and outstanding options and warrants are given an opportunity to profit from a rise in the trading price of the Company's Common Stock, with a resulting dilution in the interest of the other stockholders. The holders of such preferred stock and convertible notes may choose to exercise their rights of conversion and the holders of such options and warrants may choose to exercise these instruments, each at prices below the current trading price of the Company's Common Stock and at a time when the Company might be able to obtain additional capital through a new offering of securities at prevailing market prices. The terms on which the Company may obtain additional financing during this period may be adversely affected by the existence of such below market convertible securities.

         Competition and Risk of Technological Obsolescence. Most of the Company's competitors have substantially greater financial and marketing resources and capabilities than the Company. These companies and others may independently develop technology for the production of crossties similar or superior to that of the Company, which may result in the Company's product becoming less competitive or obsolete. Competition from other companies, as well as universities, research institutions and others may increase as advances in technology are made.

         Technology Rights. Although the Company owns patents on the TieTek(TM) technology, the Company also relies on secrecy and confidentiality agreements to maintain the proprietary nature of its technology. In addition, the Company has applied for additional patent coverage regarding the product and manufacturing process technology and may also seek patent protection in certain situations in the future. In general, the application of the patent laws to the Company's potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, the Company may not be able to protect the patent which has been issued. If the Company is unable to maintain the proprietary nature of its technology, the Company's financial condition and results of operations could be materially and adversely affected.

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

         Sales and Marketing. The Company intends to market the TieTek(TM) crosstie and other related products in the United States as well as other parts of the world. The Company sells to the senior level technical and purchasing officials in the railroads and sales are done by the NATK managers. To successfully market to the smaller railroads in the future, the Company must either develop a sales force or license distribution rights to third parties with railroad expertise. There can be no assurance that the Company will be able to build such a sales force or find appropriate licensees or that sales and marketing efforts will be successful.

         Dependence on Key Personnel. To a material extent, the Company's future success is dependent upon the continued efforts of its President and Chief Executive Officer, Dr. Henry W. Sullivan. The Company does not have an employment agreement with Dr. Sullivan. The loss of the services of Dr. Sullivan would likely have a material adverse effect on the Company's business. The Company maintains keyman life insurance in the amount of $3,000,000 on Dr. Sullivan, naming the Company as the beneficiary.

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

         Principal Stockholders Own a Controlling Interest in the Company. Franklin A. Mathias, Chairman of the Board of the Company, and Kevin C. Maddox, the Company's Chief Financial Officer, own all of the outstanding capital stock of Avalanche Resources, Ltd ("Avalanche"). Avalanche beneficially owns over 56% of the outstanding capital stock of the Company on a fully diluted basis.

         As a result, the principal stockholders may have the ability to control all matters submitted to the stockholders for approval, including the election and removal of directors, amendments to the certificate of incorporation and the approval of any merger, consolidation or sale of all or substantially all of the assets of the

Company.

         No Protection Against Further Dilution. In the event the Company chooses or needs to raise additional capital, there is no assurance that the Company will not raise such capital on terms that result in dilution of an investor's ownership and voting interest in the Company.

ITEM 2.         DESCRIPTION OF PROPERTY

         In November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas to be used for the production of the TieTek(TM) crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is $15,246. The lease provides for a CPI adjustment to the monthly rental at the beginning of every renewal period.

         In the opinion of management, the Company's facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.

ITEM 3.         LEGAL PROCEEDINGS

         On October 23, 2002, North American Technologies Group, Inc. (the "Company") filed a lawsuit ("Lawsuit") against two of its directors, Bank of America Corporation, and two of Bank of America Corporation's affiliates in North American Technologies Group, Inc. v Douglas C. Williamson, Travis Hain, Bank of America Capital Investors a d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas (the "Court"), No. 2002-54476. The Company seeks to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty to the Company. Messrs. Williamson and Hain were members of the board of directors of the Company, serving as designees of the Bank of America Capital Investors, which is an investor in the Company as of the date of the lawsuit. Mr. Hain, as of the date of this report, has resigned from the board. The Company believes that the defendants afforded significant financial support to a competitor of the Company. The lawsuit alleges that, although Messrs. Williamson and Hain, as directors, were receiving confidential information about the Company, including details regarding potential negotiations between the Company and its competitor, neither of them disclosed to the Company that the defendants were involved in active negotiations with the Company's competitor. As a result of the defendants' arrangement with the competitor, the Company believes that the Company was injured.

         In February 2003, defendants BA Capital Company LP and BA SBIC Management LLC (collectively the "Third Party Petitioners"), filed a motion seeking permission of the Court to file third party claims against Avalanche, Kevin Maddox and Franklin A. Mathias, Chairman of the Board of the Company (collectively the "Potential Third Party Defendants"). The motion includes numerous assertions of wrongdoing and mismanagement by one or more of the Potential Third Party Defendants and seeks Court permission to bring third party claims against the Potential Third Party Defendants for, among other relief, an unspecified amount of actual and exemplary damages. Such third party claims include allegations, among others, of breach of fiduciary duty, self-dealing, conspiracy, fraud and fraud in the inducement (collectively the "Third Party Claims") arising out of the subject matter of the Lawsuit, the Exchange Agreement between the Company and Avalanche entered into in October, 2001, and various related facts and circumstances.

         The Company intends to vigorously pursue the Lawsuit. It is the Company's understanding that the Potential Third Party Defendants intend to defend vigorously the Third Party Claims, in the event the Court allows the Third Party Petitioners to pursue such claims. The Lawsuit is in a very early stage and no discovery has been undertaken.

         From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issues for which the Company maintains insurance.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2002, the Company did not submit any matters to a vote of its security holders.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "NATK." The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ.

                                                 High Bid              Low Bid
                                                 --------              -------
                    2002
                    ----
              First Quarter ..................     $  1.07              $  0.60
              Second Quarter .................     $  0.85              $  0.41
              Third Quarter ..................     $  0.60              $  0.31
              Fourth Quarter .................     $  0.99              $  0.21

                    2001
                    ----
              First Quarter ..................     $1.9844              $  0.75
              Second Quarter .................     $1.4375              $0.9375
              Third Quarter ..................     $  1.11              $  0.52
              Fourth Quarter .................     $  1.40              $  0.61

_________________________

         The high and low bid prices for the Company's Common Stock are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

Holders

         As of December 31, 2002, the Company had 478 holders of record of its Common Stock. Over 76% of its Common Stock is held by Avalanche Resources, Ltd. The majority of the remaining 24% of the Common Shares are held in "street name".

Dividends

         The Company has not paid any cash dividends on its Common Stock to date and does not contemplate paying cash dividends in the foreseeable future. It is the present intention of management to utilize all available funds for expansion of production capacity and working capital of the Company. The Company is precluded from paying dividends on the common stock unless dividends are paid on the outstanding shares of 5% Convertible Preferred Stock. Dividends on the 5% Convertible Preferred Stock are non-cumulative and are dependent upon the Company achieving certain operating measures.

Equity Compensation Plans

         Information with respect to equity compensation is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission for its 2003 Annual Meeting with the shareholders (the "Proxy Statement") and incorporated herein by reference.

Recent Sales of Unregistered Securities

         During 2002, the Company sold securities that were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These transactions are described under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, which is incorporated herein by reference. The following provides a description of the exemptions from registration for the issuances of securities in 2002:

         . In January and June 2002, the Company issued a total of 46,222 shares of the Company's Common Stock at its then current market price for accrued compensation. In December 2002, the Company issued 300,026 shares of its Common Stock as compensation to its current CFO for the year 2002. In December 2002, the Company granted 1,000,000 shares of its convertible preferred stock as compensation to its current CFO for the year 2003. In December 2002, the Company issued 453,292 shares of its convertible preferred stock in accordance with the antidilution rights clause of a note payable conversion agreement. The convertible preferred stock is convertible at the option of the holder into an equal number of shares of Common Stock. These securities were issued in private placements without the participation of underwriters to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Regulation D thereunder.

         . During 2002, the Company sold and issued 2,725,653 shares of the Company's Common Stock and issued 187,883 warrants for a total offering price of $1,106,953. These warrants are exercisable at prices between $.85 and $1.00 and are exercisable between now and April 17, 2005. These securities were issued in private placements without the participation of underwriters to an accredited investor in reliance upon Section 4(2) of the Securities Act and/or Regulation D thereunder.

         . During 2002, the Company issued 219,712 shares of Common Stock for costs associated with capital fund raising activities. The Common Stock was issued at a range of $.50 to $.60 per share. These securities were issued in private placements without the participation of underwriters to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Regulation D thereunder.

         . In December 2002, the Company issued a $2,000,000 convertible note and a Common Stock warrant to its majority shareholder for $2,000,000. See Note 6 in "Related Party Transactions" for a discussion of the terms of the convertible note. These securities were issued in a private placement without the participation of underwriters to an accredited investor in reliance upon section 4(2) of the Securities Act and/or Regulation D thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Liquidity and Capital Resources

         For the year ended December 31, 2002, the Company incurred a net loss of $2,014,333. This loss principally reflected the ramping up of operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2002, the Company had net working capital of $1,970,238, including a cash balance of $2,428,585. During 2002, the Company incurred a cash flow deficit from operations averaging approximately $150,000 per month. The deficit will likely decrease as production volumes increase in 2003. Management believes the current level of working capital to be adequate for current operating levels through December 31, 2003, but will seek additional capital for expansion to achieve operating profits. The Company's majority shareholder has committed to fund any working capital deficiencies through 2003.

         During 2002 and 2001, the Company made significant progress towards commercial production of the TieTek(TM) crosstie. Progress includes the production of approximately 32,300 crossties in 2002 and approximately 32,500 in 2001, and the signing of a new six year supply contract with UPR for up to 1,000,000 ties. Currently, the Company is producing approximately 5,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 crossties per month would result in positive EBITDA and 18,000 crossties per month would result in pretax income.

         Over the past two years, the Company's principal source of capital has been through the issuance of Preferred Stock, convertible notes, Common Stock and warrants as set forth below.

         . In connection with the recapitalization of the Company in October 2001, the Company issued 29,511,848 shares of the Company's Common Stock for marketable equity securities and a warrant with a market value of approximately $1,807,000 and for $500,000 in cash.

         . In October and December 2001, the Company issued 770,064 shares of Common Stock and 770,064 Common Stock purchase warrants for $.85 per unit in a private transaction. The warrants are fully exercisable for five years at $1.00 per share.

         . During 2001, the Company issued 157,977 shares of Common Stock and 127,977 common stock purchase warrants for costs associated with capital fund raising activities to various consultants. The Common Stock was issued at a range of $.85 to $1.00 per share. The warrants are fully exercisable for a range of four to five years at a range of $1.00 to $1.10 per share.

         . In December 2001, the Company issued 23,529 shares of Common Stock for reimbursable expenses of $20,000.

         . During 2002, the Company issued 2,725,653 shares of Common Stock and 187,833 Common Stock purchase warrants for net cash proceeds of $1,106,953 and $83,048 in associated costs.

         . During 2002, the Company issued 219,712 shares of Common Stock for costs associated with capital fund raising activities. The Common Stock was issued at a range of $.50 to $.60 per share.

         . During 2002, the Company issued 47,645 shares of preferred stock in settlement of a note payable plus accrued interest to an officer.

         . In January and June 2002, the Company issued a total of 46,222 shares of the Company's Common Stock at the current market price for accrued compensation. In December 2002, the Company issued 300,026 shares of its Common Stock as compensation to its current Chief Financial Officer for the year 2002.

         . In May 2002, the Company issued 198,487 shares of preferred stock upon the conversion of a note payable.

         . In December 2002, the Company granted 1,000,000 shares of its convertible preferred stock as 2003 compensation for its current Chief Financial Officer to be issued and recognized for the year 2003.

         . In December 2002, the Company issued 453,292 shares of its convertible preferred stock in accordance with the antidilutive rights clause of a note payable conversion agreement.

         The Company anticipates that approximately $400,000 is needed for improvements to its initial production line, approximately $3,500,000 is needed to install its second production line and additional working capital of between $500,000 and $1,000,000 is required to achieve positive cash flow. After fully funding these needs, the Company plans to seek an additional $3,500,000 to $5,000,000 to install a third production line, resulting in total production capacity of 30,000 ties per month. As of the date of this report, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all. The majority shareholder has committed to financing working capital and capital expenditures through January 1, 2004.

         During 2002, the Company used $2,032,255 in cash for its operating activities, reflecting primarily the net loss for the year of $2,014,333 adjusted for net non-cash expenses and revenues which were approximately $501,142, and decrease of accounts payable of approximately $152,994, and gain on sale of marketable securities of $192,824.

         During 2001, the Company used $1,856,526 in cash for its operating activities, reflecting primarily the net loss for the year of $4,393,837 adjusted for net non-cash expenses which were approximately $1,226,000 and increase of accounts payable of approximately $1,142,000.

         During 2002, financing activities provided net cash to the Company of $2,893,520. These funds were generated primarily by the sale of 2,725,653 shares of Common Stock and 187,883 Common Stock purchase warrants for net proceeds of $1,106,953, and the issuance of a note to the majority shareholder for $2,000,000.

         During 2001, financing activities provided net cash to the Company of $1,780,782. These funds were generated primarily by the sale of 7,020,064 shares of Common Stock and 770,064 Common Stock purchase warrants for net proceeds of $1,084,939 and the issuance of six notes totaling $950,000.

Results of Operations - Analysis of Years Ended December 31, 2002 ("2002") and December 31, 2001 ("2001")

         The net loss of $2,014,333 for 2002 reflects an improvement of $2,379,504 from the net loss of $4,393,837 in 2001. This decrease is primarily a result of (1) a decrease in interest expense of $635,711 mainly due to greater deemed interest on convertible notes in 2001; (2) a decrease in the gross loss on sales of $875,754 and decrease in selling, general and administrative expenses of $204,851; and (3) an increase of $658,990 in other income due to $192,824 in gains from the sale of marketable securities, $200,000 in license fees, and approximately $230,000 in liabilities written off.

         The net loss of $4,393,837 for 2001 reflects an increase of $1,978,976 from the net loss of $2,414,861 in 2000. This increase is primarily a result of
(1) recognition of deemed interest of $795,426 in 2001 of which $67,351 was due to issuance of convertible notes convertible at a beneficial conversion rate and $728,075 for an inducement charge upon conversion of certain debt and (2) an increase in the gross loss on sales of $1,742,000, offset by a decrease of selling, general and administrative expenses of $689,665.

         Revenues. The Company focused its resources in 2002 and 2001 on the commercialization of the TieTek(TM) composite railroad crossties. Substantially all of the Company's revenues in 2002 and 2001 of $1,677,180 and $1,609,888, respectively, resulted from the sale of the TieTek(TM) crossties.

         Costs and Gross Margin. The 2002 and 2001 gross loss consists of the loss incurred from the sales of the TieTek(TM) crossties. This loss reflects the costs associated with the production of approximately 32,300 TieTek(TM) crossties in 2002 and approximately 32,500 in 2001. The negative margins reflect the ramp-up costs, the small scale of the manufacturing runs, and the inability to make volume purchases of raw materials. The Company's ability to improve its gross margin depends upon its ability to increase production volumes and production efficiencies and manage raw material purchases.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $204,851 to $1,036,560 in 2002 from $1,241,411 in 2001. This decrease reflects primarily the reduction in salary and other employee related costs as the Company focused its resources solely on the commercialization of the TieTek(TM) crosstie. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek(TM) crossties.

         Selling, general and administrative expenses decreased $689,665 to $1,241,411 in 2001 from $1,931,076 in 2000. This decrease reflects primarily the reduction of $494,000 in salary and other employee related costs as the Company focused its resources solely on the commercialization of the TieTek(TM) crosstie and by eliminating all royalty expenses in 2001 by a settlement with royalty owners in 2000 which eliminated minimum royalty payments. Royalty expense in 2000 totaled $284,954. The Company anticipates that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek(TM) crossties.

         Other Income (Expense). Other income increased $1,298,899 to a net other income of $303,495 in 2002 from a net other expense of $995,404 in 2001. This increase is due to $192,824 in gains from the sale of marketable securities, $200,000 in license fees, approximately $230,000 in liabilities written off, approximately $62,000 in inventory losses in 2001, and a decrease in deemed interest of $635,711 mainly due to deemed interest on notes converted into preferred stock in 2001.

         Income Taxes. The Company adjusts the deferred tax asset valuation allowance based on judgements as to the future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results. At December 31, 2002 and 2001, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

ITEM 7.         FINANCIAL STATEMENTS

         Index to financial statements is included in Item F-1 of this Report and is incorporated by reference thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 14, 2002, North American Technologies Group, Inc. (the "Registrant") dismissed BDO Seidman, LLP ("BDO") as the Registrant's principal accountant and engaged Mann Frankfort Stein & Lipp CPAs, LLP ("Mann Frankfort") as the principal accountant for the fiscal year ending December 31, 2002. The change in principal accountant was approved by the audit committee of the Registrant's board of directors.

         In connection with the audits of the Registrant's fiscal year ended December 31, 2001, and the subsequent interim period through such dismissal, there were no disagreements between BDO and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused them to make a reference thereto in their report on the financial statements for such year.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Information with respect to Item 9 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION

         Information with respect to Item 10 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to Item 11 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to Item 12 is set forth in the Proxy Statement to be filed with the Securities and

Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit No.          Description of Exhibit                       Manner of Filing
     3.1                  Restated Certificate of Incorporation        Incorporated by reference to the Company's Form
                                                                       10-QSB for the six months ended June 30, 1996.

     3.2                  Certificate of Amendment to the              Incorporated by reference to the Company's Form
                          Restated Certificate of Incorporation        10-QSB for the six months ended June 30, 1998
                          of the Company                               ("June 30, 1998 10-QSB")

     3.3                  Amended and Restated Bylaws                  Incorporated by reference to the Form S-4 of the
                                                                       Company, SEC File No. 33-82112, (the "Form S-4")

     10.1                 GAIA-TieTek License Agreement, entered       Incorporated by reference to January 12, 1996 8-K
                          into as of December 29, 1995, by and
                          between GAIA Technologies, Inc. and
                          TieTek, Inc.

     10.2                 Amended and Restated Stock Option            Incorporated by reference to the 1998 Form 10-KSB
                          Agreement between Henry W. Sullivan and
                          the Company dated December 29, 1995

     10.3                 1999 Stock Incentive Plan                    Incorporated by reference to the 1998 Form 10-KSB


     10.4                 Incentive Stock Option Agreement             Incorporated by reference to the 1998 Form 10-KSB
                          between Henry W. Sullivan and the
                          Company dated February 22, 1999

     10.5                 Purchase Contract between the Company        Incorporated by reference to the 1999 Form 10-KSB
                          and the Union Pacific Railroad dated as
                          of January 31, 2000

     10.6                 Royalty Settlement Agreement                 Incorporated by reference to Exhibit 10.41 to the
                          Dated as of June 8, 2000                     Company's Quarterly Report on Form 10-QSB for the
                                                                       six months ended June 30, 2000 (the "June 30,
                                                                       2000 Form 10-QSB").

     10.7                 Securities Purchase Agreement dated          Incorporated by reference to Form 8-K
                          October 2, 2001 by and between North         filed October 17, 2001
                          American Technologies Group, Inc. and
                          Avalanche Resources, Ltd.

     Exhibit No.          Description of Exhibit                       Manner of Filing
     10.8                 Purchase Agreement between the Company       Incorporated by reference to Form 8-K filed
                          and Union Pacific Railroad dated             December 5, 2002
                          November 18, 2002

     10.9                 Note Payable Agreement dated December        Incorporated by reference to Form 8-K filed
                          31, 2002 between North American              January 23, 2003
                          Technologies Group, Inc. and Avalanche
                          Resources, Ltd.

     21                   Subsidiaries of Registrant                   Incorporated by reference to the Form S-4

     23.1                 Consent of Mann Frankfort Stein & Lipp       Filed herewith
                          CPAs, L.L.P.

     23.2                 Consent of BDO Seidman, LLP                  Filed herewith

     99.1                 906 Certifications (CEO)                     Filed herewith

     99.2                 906 Certifications (CFO)                     Filed herewith

 (b)     Reports on Form 8-K

         Lawsuit against Bank of America Corporation                   Filed November 12, 2002
         $55 million order from Union Pacific Railroad                 Filed December 5, 2002

                                    PART F/S

         The Index to Financial Statements is provided at Page F-1 of this report.

ITEM 14.        CONTROLS AND PROCEDURES

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

         Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated:   March 25, 2003

                                         By: /s/ Henry W. Sullivan
                                             ---------------------
                                             Henry W. Sullivan
                                             Chief Executive Officer

                                         By: /s/ Kevin C. Maddox
                                             ------------------
                                             Kevin C. Maddox
                                             Principal Financial and Accounting
                                             Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/  Franklin  A. Mathias                            Chairman and Director              March 25, 2003
-------------------------
Franklin A. Mathias

/s/ Henry W. Sullivan                                Chief Executive Officer,           March 25, 2003
---------------------
Henry W. Sullivan                                    President and Director

/s/ Kevin C. Maddox                                  Chief Financial Officer,           March 25, 2003
-------------------
Kevin C. Maddox                                      and Director

/s/ Robert E. Chain                                  Director                           March 25, 2003
-------------------
Robert E. Chain

                                                     Director                           March 25, 2003
---------------
Edwin H. Knight

/s/ Dean L. Ledger                                   Director                           March 25, 2003
------------------
Dean L. Ledger

/s/ Tim R. Reeves                                    Director                           March 25, 2003
-----------------
Tim R. Reeves

/s/ William C. Thompson                              Director                           March 25, 2003
-----------------------
William C. Thompson

                                                     Director                           March 25, 2003
------------------
Frank J. Vella

                                                     Director                           March 25, 2003
---------------------------
Douglas C. Williamson

CERTIFICATION BY HENRY W. SULLIVAN PURSUANT TO SECURITIES EXCHANGE ACT RULE
13a-14

I, Henry W. Sullivan, Chief Executive Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of North American Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 25, 2003

     /s/ Henry W. Sullivan
     President and Chief Executive Officer

CERTIFICATION BY KEVIN C. MADDOX PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Kevin C. Maddox, Chief Financial Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of North American Technologies Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 25, 2003

     /s/ Kevin C. Maddox
     Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     PAGE
North American Technologies Group, Inc. Consolidated Financial Statements:

       Reports of Independent Certified Public Accountants........................................... F-2
       Consolidated Balance Sheets as of December 31, 2002 and 2001.................................. F-4
       Consolidated Statements of Loss and Comprehensive Loss for the Years
         Ended December 31, 2002 and 2001............................................................ F-5
       Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 2002 and 2001 ............................................. F-6
       Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2002 and 2001 ..................................................... F-7
       Notes to Consolidated Financial Statements.................................................... F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2002, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                       MANN FRANKFORT STEIN & LIPP CPAs, LLP



Houston, Texas
February 14, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

North American Technologies Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2001, and the related consolidated statements of loss and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                           BDO SEIDMAN, LLP



Houston, Texas

February 21, 2002, except Note 2,
which is as of April 9, 2002.

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2002 and 2001

                                                                                                 2002                2001
                                                                                         ------------        ------------
                                     Assets
                                     ------
Current Assets:
    Cash............................................................................     $  2,428,585        $     72,243
    Marketable Securities ..........................................................                -           2,407,176
    Accounts Receivable ............................................................          114,804              65,412
    Inventories ....................................................................          307,195             271,519
    Current Portion of Note Receivable..............................................           17,610              34,886
    Prepaid Expenses and Other .....................................................           72,026                   -
                                                                                         ------------        ------------

       Total Current Assets.........................................................        2,940,220           2,851,236

Note Receivable.....................................................................                -              17,610

Property and Equipment, Net ........................................................        1,987,589           1,644,404

Patents, less accumulated amortization of $635,784 and $545,839, respectively.......        1,139,798           1,224,202

Goodwill............................................................................        1,511,357           1,511,357

Other Assets........................................................................           39,986              23,834
                                                                                         ------------        ------------
Total Assets........................................................................     $  7,618,950        $  7,272,643
                                                                                         ============        ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current Liabilities:
    Accounts payable................................................................     $    853,304        $  1,157,969
    Notes payable ..................................................................                -             130,000
    Accrued compensation............................................................           47,346              81,674
    Other accrued expenses .........................................................           69,332             116,209
                                                                                         ------------        ------------

       Total Current Liabilities....................................................          969,982           1,485,852

Note Payable, net of debt discount of $262,000 and $0, respectively.................        1,738,000             100,000
                                                                                         ------------        ------------

       Total Liabilities............................................................        2,707,982           1,585,852
                                                                                         ------------        ------------

Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, $1.00 stated value, 20,000,000 shares authorized;
           14,131,942 and 13,432,518 shares issued and outstanding,
           respectively.............................................................       21,258,120          20,925,245
      Common stock, $.001 par value, 75,000,000 shares
       authorized; 39,786,391 and  36,494,778 shares issued
       and outstanding, respectively ...............................................           39,786              36,495
    Additional paid-in capital......................................................       38,951,445          37,518,716
    Accumulated Comprehensive Income ...............................................                -             600,000
    Accumulated Deficit.............................................................      (55,338,383)        (53,324,050)
    Stockholders' Subscription Receivable...........................................                -             (69,615)
                                                                                         ------------        ------------

    Total Stockholders' Equity......................................................        4,910,968           5,686,791
                                                                                         ------------        ------------
Total Liabilities and Stockholders' Equity..........................................     $  7,618,950        $  7,272,643
                                                                                         ============        ============

           See accompanying notes to consolidated financial statements

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
             CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
                 For the Years ended December 31, 2002 and 2001

                                                                                           2002               2001
                                                                                   ------------       ------------
Sales .....................................................................        $  1,677,180       $  1,609,888

Cost of Goods Sold.........................................................           2,958,448          3,766,910
                                                                                   ------------       ------------

       Gross Loss..........................................................          (1,281,268)        (2,157,022)

Selling, General and Administrative Expenses ..............................           1,036,560          1,241,411
                                                                                   ------------       ------------

       Operating Loss......................................................          (2,317,828)        (3,398,433)
                                                                                   ------------       ------------
Other Income (Expense):
    Interest Income........................................................               5,551              1,353
    Interest Expense.......................................................            (318,238)          (953,949)
    Royalty Income.........................................................             200,000                  -
    Vendor Settlements.....................................................             230,000                  -
    Gain on Sale of Securities.............................................             192,824                  -
    Other..................................................................              (6,642)           (42,808)
                                                                                   ------------       ------------

Total Other Income (Expense) - Net.........................................             303,495           (995,404)
                                                                                   ------------       ------------

    Net Loss ..............................................................          (2,014,333)        (4,393,837)

Comprehensive Loss:
     Unrealized Gain on Marketable Securities..............................                   -            600,000
     Unrealized Loss on Marketable Securities..............................            (407,176)                 -
     Reclassification Adjustment for Realized Gain Included in Net Income..            (192,824)                 -
                                                                                   ------------       ------------

Comprehensive Loss.........................................................        $ (2,614,333)      $ (3,793,837)
                                                                                   ============       ============

Net Loss Per Share:
    Net Loss Per Common Share - Basic and Diluted..........................        $       (.05)      $       (.48)
                                                                                   ============       ============
    Weighted Average Number of Common
       Shares Outstanding - Basic and Diluted..............................          37,844,570         14,040,426
                                                                                   ============       ============

           See accompanying notes to consolidated financial statements

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For The Years Ended December 31, 2002 and 2001

                                                    Preferred Stock               Common Stock         Additional   Accumulated
                                                -------------------------   ------------------------
                                                                                                         Paid-In   Comprehensive
                                                   Shares       Amount         Shares       Amount       Capital       Income
                                                -------------------------   -----------  -----------  ------------  ------------
     Balance, December 31, 2000................    140,265  $  14,026,478     6,393,054   $   6,393   $  33,161,412   $       -
Issuance of common stock upon conversion
  of preferred stock...........................     (3,475)      (347,458)      291,216         291         347,167           -
Issuance of common stock upon conversion
  of dividends in arrears and interest.........          -              -        92,805          93         110,656           -
Deemed interest on convertible notes  payable..          -              -             -                      67,351           -
Exchange of existing preferred stock for new
  preferred stock..............................   (136,790)             -             -           -               -           -
Exchange of existing preferred stock for new
  preferred stock..............................  7,752,029              -             -           -               -           -
Issuance of preferred stock for accrued
  dividends and dividends in arrears...........  3,118,340      5,478,343             -           -               -           -
Conversion of notes payable to preferred
  stock........................................  2,317,754      1,599,250             -           -               -           -
Issuance of preferred stock for accrued
  interest.....................................    244,395        168,632             -           -               -           -
Issuance of common stock for marketable
 securities and cash...........................          -              -    28,635,700      28,636       2,278,540           -
Sales of common stock..........................          -              -       770,064         770         653,784           -
Issuance of common stock for services..........          -              -       157,977         158         141,893           -
Issuance of common stock for compensation......          -              -       153,962         154         276,046           -
Costs associated with equity transactions......          -              -             -           -        (246,208)          -
Beneficial conversion of notes payable.........          -              -             -           -         728,075           -
Stock subscription receivable..................          -              -             -           -               -           -
Comprehensive loss:
   Unrealized gain on marketable securities....          -              -             -           -               -     600,000
   Net Loss....................................          -              -             -           -               -           -
                                                ----------  -------------    ----------   ---------   -------------   ---------
     Total Comprehensive loss..................          -              -             -           -               -           -
                                                ----------  -------------    ----------   ---------   -------------   ---------
     Balance, December 31, 2001................ 13,432,518  $  20,925,245    36,494,778   $  36,495   $  37,518,716   $ 600,000
Debt discount and beneficial conversion of
  notes payable................................          -              -             -           -         262,000           -
Issuance of additional preferred stock upon
 conversion of a note payable..................    198,487         65,000             -           -               -           -
Issuance of additional preferred stock due to
  dilution.....................................    453,292        235,000             -           -               -           -
Conversion of notes payable to preferred
  stock........................................    43,478         30,000             -           -               -           -
Issuance of preferred stock for accrued
  interest.....................................      4,167          2,875             -           -               -           -
Sales of common stock..........................          -              -     2,725,653       2,725       1,104,228           -
Issuance of common stock for services related
  to private offerings.........................          -              -       219,712         220            (220)          -
Issuance of common stock for compensation......          -              -       346,248         346         149,769           -
Costs associated with equity transactions......          -              -             -           -         (83,048)          -
Unrealized Stock subscription receivable.......          -              -             -           -               -           -
Comprehensive loss:
   Unrealized loss on marketable securities....          -              -             -           -               -    (600,000)

   Net Loss....................................          -              -             -           -               -           -
                                                ----------  -------------    ----------   ---------   -------------   ---------
     Total Comprehensive loss..................          -              -                         -               -           -
                                                ----------  -------------    ----------   ---------   -------------   ---------
     Balance, December 31, 2002................ 14,131,942  $  21,258,120    39,786,391   $  39,786   $  38,951,445   $       -
                                                ==========  =============    ==========   =========   =============   =========


                                                                        Stockholders'

                                                          Accumulated   Subscription
                                                            Deficit      Receivable        Total
                                                         ------------   ------------    -----------
     Balance, December 31, 2000................           $(43,469,999)  $        -     $ 3,724,284
Issuance of common stock upon conversion
  of  preferred stock..........................                      -            -               -
Issuance of common stock upon conversion
  of dividends in arrears and interest.........               (100,530)           -          10,219
Deemed interest on convertible notes  payable..                      -            -          67,351
Exchange of existing preferred stock for new
  preferred stock..............................                      -            -               -
Exchange of existing preferred stock for new
  preferred stock..............................                      -            -               -
Issuance  of  preferred stock for accrued
  dividends and dividends in arrears...........             (5,359,684)           -         118,659
Conversion of notes payable to preferred stock.                      -            -       1,599,250
Issuance of preferred stock for accrued
  interest.....................................                      -            -         168,632
Issuance of common stock for marketable
 securities and cash...........................                      -            -       2,307,176
Sales of common stock..........................                      -            -         654,554
Issuance of common stock for services..........                      -            -         142,051
Issuance of common stock for compensation......                                   -         276,200
Costs associated with equity transactions......                      -            -        (246,208)
Beneficial conversion of notes payable.........                      -            -         728,075
Stock subscription receivable..................                      -      (69,615)        (69,615)
Comprehensive loss:
   Unrealized gain on marketable securities....                      -            -         600,000
   Net Loss....................................             (4,393,837)           -      (4,393,837)
                                                          ------------   ----------     -----------
     Total Comprehensive loss..................                      -            -      (3,793,837)
                                                          ------------   ----------     -----------
     Balance, December 31, 2001................           $(53,324,050)  $  (69,615)    $ 5,686,791
Debt discount and beneficial conversion of
  notes payable................................                      -            -         262,000
Issuance of additional preferred stock upon
 conversion  of a note payable.................                      -            -          65,000
Issuance of additional preferred stock due to
  dilution.....................................                      -            -         235,000
Conversion of notes payable to preferred stock.                      -            -          30,000
Issuance of preferred stock for accrued
  interest.....................................                      -            -           2,875
Sales of common stock..........................                      -            -       1,106,953
Issuance of common stock for services related
  to private offerings.........................                      -            -               -
Issuance of common stock for compensation......                      -            -         150,115
Costs associated with equity transactions......                      -            -         (83,048)
Unrealized Stock subscription receivable.......                      -       69,615          69,615
Comprehensive loss:
   Unrealized loss on marketable securities....                      -            -        (600,000)

   Net Loss....................................             (2,014,333)           -      (2,014,333)
                                                          ------------   ----------     -----------
     Total Comprehensive loss..................                      -            -      (2,614,333)
                                                          ------------   ----------     -----------
     Balance, December 31, 2002................           $(55,338,383)  $        -     $ 4,910,968
                                                          ============   ==========     ===========

          See accompanying notes to consolidated financial statements

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended December 31, 2002 and 2001
                           Increase (Decrease) in Cash

                                                                                           2002               2001
                                                                                    -----------        -----------
Cash flows from operating activities:
  Net loss......................................................................   $ (2,014,333)      $ (4,393,837)
Adjustments to reconcile net loss to
     net cash used in operating activities:
        Gain on sale of marketable securities...................................       (192,824)                 -
        Depreciation and amortization...........................................        281,027            374,308
        Issuance of common stock as compensation................................        150,115                  -
        Loss on disposition of equipment .......................................              -             15,563
        Deemed interest on convertible notes payable............................         65,000             67,351
        Accrued interest payable on deferred dividends..........................              -             12,491
            Issuance of common stock for reimbursable expenses..................              -             20,000
        Interest expense recognized for beneficial conversion
               of notes payable.................................................        235,000            728,075
        Interest expense on dividends in arrears................................              -             10,219
        Write-off of vendor payables............................................       (230,000)                 -
        Changes in assets and liabilities:
          Accounts receivable...................................................        (49,392)             7,472
          Inventories...........................................................        (35,676)            (9,743)
          Prepaid expenses and other current assets.............................        (72,026)            36,447
          Other assets..........................................................        (16,152)           132,194
          Accounts payable and accrued expenses.................................       (152,994)         1,142,934
                                                                                   ------------       ------------

          Net cash used in operating activities.................................     (2,032,255)        (1,856,526)
                                                                                   ------------       ------------

Cash flows from investing activities:
  Proceeds from sale of marketable securities...................................      2,000,000                  -
  Decrease in notes receivable..................................................         34,886              7,504
   Payments relating to patents.................................................         (5,541)           (12,288)
   Purchase of property and equipment...........................................       (534,268)          (132,458)
   Proceeds from sale of property and equipment.................................              -            140,000
                                                                                   ------------       ------------

        Net cash provided by investing activities...............................      1,495,077              2,758
                                                                                   ------------       ------------

Cash flows from financing activities:
  Proceeds from sale of common stock and common stock warrants..................      1,106,953          1,084,939
  Proceeds from stock subscriptions.............................................         69,615                  -
  Proceeds from notes payable...................................................      2,000,000            950,000
  Payment for costs and fees of equity issuances................................        (83,048)          (104,157)
   Payments on notes payable....................................................       (200,000)          (150,000)
                                                                                   ------------       ------------

        Net cash provided by financing activities...............................      2,893,520          1,780,782
                                                                                   ------------       ------------

Net increase (decrease) in cash.................................................      2,356,342            (72,986)
Cash, beginning of year.........................................................         72,243            145,229
                                                                                   ------------       ------------

Cash, end of year...............................................................   $  2,428,585       $     72,243
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

Inventories

         Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Property and Equipment

         Property and equipment are stated at cost. Fixed assets are depreciated by the straight-line method for financial reporting purposes over their estimated useful lives, ranging from three to fifteen years.

Patents and Goodwill

         Patents are stated at cost, less accumulated amortization. Patent costs are amortized by the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $89,004 and $207,618 for the years ended December 31, 2002 and 2001, respectively.

         Goodwill represents the excess of the purchase price over the fair market value of net assets received in business combinations accounted for by the purchase method. See the discussion on recently issued accounting pronouncements regarding the valuation of goodwill.

Income Taxes

         Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company's operating results.

Loss Per Common Share

         The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss, plus the dividends on preferred stock, by the weighted average number of common shares outstanding. Preferred stock dividends include: (i) dividends stated in the respective certificate of designations; and
(ii) dividends deemed to have been issued by virtue of a conversion price that at the date of issuance is less than the market price of the Company's common stock. For the years ended December 31, 2002 and 2001 net loss applicable to common stockholders is as follows:

                                                                                     2002             2001
                                                                             ------------     ------------
              Net loss...................................................... $ (2,014,333)    $ (4,393,837)
              Dividends on preferred stock..................................            -         (118,659)
              Accumulated dividends in arrears..............................            -       (2,289,547)
                                                                             ------------     ------------
                  Net loss applicable to common stockholders................ $ (2,014,333)    $ (6,802,043)
                                                                             =============    ============

         Diluted net loss per common share is computed by dividing the net loss, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2002, these securities included options and warrants on 1,223,055 and 4,872,713 shares of common stock, respectively, and convertible debt and preferred stock convertible into 3,389,831 and 14,131,942 shares of common stock, respectively. For the year ended December 31, 2001, these securities included options and warrants on 1,228,055 and 2,484,830 shares of common stock, respectively, and convertible debt and preferred stock convertible into 133,333 and 13,432,518 shares of common stock, respectively.

Revenue Recognition

         Product revenues are recognized when the products are sold except for products sold to UPR where revenues are recognized upon acceptance by UPR which is usually upon production. Royalty revenues are recognized when earned.

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

Fair Market Value of Financial Instruments

         The Company's financial instruments include notes receivable and notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes receivable and notes payable, respectively, are similar to other financial instruments with similar credit risks and terms.

Concentrations of Credit Risk

         Credit risk is limited to accounts receivable from customers and cash at December 31, 2002. The Company does not require collateral from its customers. See Note 12 for major customers.

         The Company maintains cash in bank accounts which at times exceed federally insured limits. The Company monitors its cash balances and has experienced no losses on these accounts.

Recently Issued Accounting Pronouncements

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

         Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company determined that fair value exceeds the current carrying value included in the financial statements, and accordingly, no adjustment was recorded to goodwill.

         The Company updated its annual impairment test in December and determined that the fair value exceeded the current carrying value included in the financial statements and accordingly no adjustments were recorded to goodwill in 2002.

         The following pro-forma results of operations data for the years ended December 31, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

                                                                                        For the years
                                                                                            ended
                                                                                         December 31,
                                                                                ------------------------------
                                                                                     2002             2001
                                                                                -------------    -------------
Net loss, as reported......................................................     $  (2,014,333)   $  (4,393,837)

Add:
         Cumulative effect of change in accounting principle...............                 -                -
         Amortization of goodwill..........................................                 -          107,793
                                                                                -------------    -------------

Adjusted net loss..........................................................     $  (2,014,333)   $  (4,286,044)
                                                                                =============    =============
Basic EPS:

Net loss, as reported......................................................     $        (.05)   $        (.48)

Add:
         Cumulative effect of change in accounting principle...............                 -                -
         Amortization of goodwill..........................................                 -              .01
                                                                                -------------    -------------
Adjusted net loss..........................................................     $        (.05)   $        (.47)
                                                                                =============    =============

         On December 31, 2002, the FASB issued Accounting for Stock-Based Compensation ("SFAS No. 148") amending SFAS No. 123, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The three methods provided in SFAS No. 148 include (1) the prospective method which is the method currently provided for in SFAS No. 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions of all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company does not intend on adopting the fair value method of accounting for stock-based compensation of SFAS 123, and accordingly SFAS 148 is not expected to have a material impact on the Company's reported results of operations or financial position in 2003.

NOTE 2 - MARKETABLE EQUITY SECURITIES

         As of December 31, 2002, the Company had no investments in marketable securities.

         As of December 31, 2001, the Company had investments in marketable equity securities consisting of common stock and a common stock purchase warrant of a publicly traded company which were classified as available-for-sale. Available-for-sale securities are recorded at fair value with the change in fair value during the year excluded from the statement of loss and recorded as a component of other comprehensive loss. The market value of these securities is determined by the most recently traded price at the balance sheet date. At December 31, 2001, the cost and fair market value of these securities was $1,807,176 and $2,407,176 respectively, resulting in an unrealized holding gain of $600,000 as of and for the year ended December 31, 2001.

         On April 9, 2002 Avalanche Resources Ltd., the Company's majority stockholder ("Avalanche"), repurchased for cash the marketable equity securities and warrant for $2,000,000.

NOTE 3 - INVENTORIES

         At December 31, inventories consisted of the following:

                                                                                              2002             2001
                                                                                     -------------      -----------
         Raw materials.............................................................  $      66,469      $    48,337
         Finished goods............................................................        240,726          223,182
                                                                                     -------------      ------------
                                                                                     $     307,195      $   271,519
                                                                                     =============      ===========

NOTE 4 - PROPERTY AND EQUIPMENT

         At December 31, major classes of property and equipment consisted of:

                                                                                              2002             2001
                                                                                       -----------      ------------
         Machinery and equipment..................................................     $ 2,351,366      $ 1,819,666
         Furniture, fixtures and other............................................          68,197           65,629
                                                                                       -----------      -----------
                                                                                         2,419,563        1,855,295
         Less accumulated depreciation ...........................................         431,974          240,891
                                                                                       -----------      -----------
                                                                                       $ 1,987,589      $ 1,644,404
                                                                                       ===========      ===========

         For the years ended December 31, 2002 and 2001 depreciation expense totaled $191,083 and $166,690, respectively.

NOTE 5- NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2002 and 2001, notes payable and long-term debt consisted of the following:

                                                                                              2002              2001
                                                                                       -----------       -----------
         Unsecured convertible notes payable bearing interest at 10% (a)...........    $         -       $   100,000
         Note payable (b)..........................................................              -           100,000
         Note payable-related party (c)............................................      1,738,000            30,000
                                                                                       -----------       -----------
                                                                                         1,738,000           230,000
         Less current maturities...................................................              -          (130,000)
                                                                                       -----------       -----------
                                                                                       $ 1,738,000       $   100,000
                                                                                       ===========       ===========

                  (a) At December 31, 2001, the Company had a $100,000 convertible note payable to an unrelated individual. This convertible note was repaid in June 2002.

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

                  (b) At December 31, 2001, the Company had another note payable of $100,000 from an unrelated entity. This note was repaid in April 2002.

                  (c) Note payable to a related party for $2,000,000. The balance at December 31, 2002, is net of debt discounts totaling $262,000 resulting from beneficial conversion features and detachable warrants issued with the note.

NOTE 6 - RELATED PARTY TRANSACTIONS

         On December 31, 2002, the Company entered into a $2,000,000 convertible note agreement with and issued a common stock warrant to its majority stockholder for proceeds of $2,000,000. The outstanding balance is due January 31, 2004 with interest of 10% of the outstanding balance payable quarterly. The outstanding balance is convertible into shares of the Company's common stock at the option of the note holder beginning January 1, 2004 until the maturity date of the note at a conversion price equal to the then market price of common stock upon conversion. The Company also issued a warrant for the purchase of 2,000,000 shares of common stock of the Company at an exercise price of $0.60 per share. The warrant is exercisable beginning December 31, 2003 through December 31, 2008. The Company has recorded a debt discount on the convertible note agreement and common stock warrant issued in the amount of $131,000, the fair market value of the common stock warrant upon issuance, and will amortize the debt discount as interest expense over the term of the convertible note agreement. In addition, the Company recognized an additional debt discount of $131,000 for estimated value of an embedded beneficial conversion feature in the convertible note agreement. The Company will amortize the beneficial conversion feature over the term of the note as interest expense. The net book value of the convertible note agreement as of December 31, 2002 was $1,738,000.

         In July 2001, the Company borrowed a total of $250,000 from the Chairman of the Board of the Company. Interest expense for the year ended December 31, 2001 totaled $2,274. This note was converted into preferred stock in October 2001 in accordance with the Company's recapitalization.

         In December 2000, the Company borrowed $150,000 from the Chairman of the Board of the Company (see Note 5). Interest expense for the years ended December 31, 2001 and 2000, totaled $11,301 and $0, respectively.

         At December 31, 2001, another note for $250,000, from a partner of a partnership managed by a Director, was still outstanding. Pursuant to the recapitalization in October of 2001, the Company estimated the future conversion of this note using conversion terms consistent with the conversion terms of similar notes payable during the recapitalization. The Company also recorded interest expense during 2001 for the beneficial conversion of the note payable. In 2002, the Company finalized the terms of the conversion of this note payable under a separate Conversion Agreement on April 14, 2002. The conversion terms stipulated in the Conversion Agreement resulted in the issuance of an additional 198,487 shares of preferred stock to the note holder. The Company has recorded additional debt conversion expense in 2002 using conversion terms more advantageous to the note holder than originally estimated at December 31, 2002. In addition, the Conversion Agreement requires the Company issue additional shares of preferred stock in the event the market price of common stock falls below the conversion price of $0.50 per share or the market price through December 31, 2003 effectively resetting the conversion price to the lower of $0.50 per share or the market price through December 31, 2003. During 2002, the market price of common stock at closing was as low as $0.29 per share. Accordingly, the Company issued an additional 453,292 shares during 2002 and recorded an additional debt conversion expense of $235,000.

         During 2000, the Company issued a $30,000 note payable to the President of the Company bearing interest at 5%. Interest expense for the years ended December 31, 2002 and 2001 totaled $0 and $2,875, respectively. This note and accrued interest was converted into 47,645 shares of convertible preferred stock in January 2002 at the then current market price of common stock at the conversion date.

         During 2002, the Company issued common stock for services to certain members of the Board of Directors in consideration of their efforts in assisting the Company in obtaining financing. During 2002, the Company issued 1,177 shares of common stock for these services. No expense was recognized for these services as these amounts represent cost for equity offerings and are recorded as reduction of additional paid-in capital.

         During 2002, the Company issued 300,026 shares of common stock to an officer of the Company as compensation for 2002. The Company recorded compensation expense of $123,000 at the fair market value of the common stock on the date of grant.

         During 2002, the Company issued 23,000 shares of common stock to an officer of the Company for out-of-pocket expenses incurred in 2002. The officer is also the majority shareholder of Avalanche.

         During 2002, the Company issued an additional 876,148 shares of common stock to its majority stockholder pursuant to the recapitalization transaction in 2001. These additional shares adjusted the ownership percentage of the majority stockholder to that specified in the Securities Purchase Agreement.

         During 2002, the Company sold 166,000 shares of common stock at $0.50 per share to its primary supplier of raw material products used in the manufacture of composite railroad ties. The shares were purchased under the terms of the current private offering of common stock during 2002.

         During 2002, the Company's Compensation Committee approved and granted 1,000,000 shares of Convertible Preferred Stock to an officer of the Company for compensation during 2003. The officer is the majority shareholder of Avalanche. The Company will recognize compensation expense of $590,000 in 2003 related to the issuance.

NOTE 7- STOCKHOLDERS' EQUITY

         In December 2001, the Company amended its Certificate of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 75,000,000 shares and the authorized preferred stock from 10,000,000 shares to 20,000,000 shares.

5%. Convertible Preferred Stock

         For the year 2001, the Company authorized for issuance (1) 7,752,029 shares of its 5% Convertible Preferred Stock in exchange for the outstanding preferred stock Series F, G-I, G-II, G-III, H and I; (2) 3,118,340 shares of its 5% Convertible Preferred Stock for accrued dividends and dividends in arrears totaling $118,659 and $5,359,684, respectively and (3) 2,562,149 shares of its 5% Convertible Preferred Stock for the conversion of convertible notes payable and accrued interest totaling $1,599,750 and $168,632, respectively. The exchange of the Series F, G-I, G-II, G-III, H and I and payment of accrued dividends and dividends in arrears was accomplished at the current exchange rates in effect by means of the completion of certain exchange agreements which have been provided to the holders of preferred stock in connection with the recapitalization. The conversion of the notes payable and accrued interest was accomplished at a reduced conversion rate in the same manner.

         The 5% preferred stock is non-cumulative, has a stated value of $1.00 per share and bears dividends at 5% of the stated value as and when such dividends are declared by the Board of Directors, as defined by the agreement. Each share of the preferred stock is convertible at the holder's option into one share of common stock. The preferred shares have the same voting rights as common, rank senior to the common shares, including any declared and unpaid dividends and have a $1.00 per share liquidation preference.

         During 2002, there were no dividends in arrears.

         During 2001, certain holders of Series F and G preferred stock possessing the right to receive $100,530 of dividends in arrears elected, in conjunction with their conversion of preferred stock to common stock, to receive 92,805 shares of common stock of the Company in lieu of such dividends.

         During 2002, there were no conversions of preferred stock to common stock.

         During 2001, holders of 3,475 Series G shares with a face amount of $347,458 converted their holdings into 291,216 shares of the Company's common stock.

         During the first quarter of 2002, the Company issued 47,645 shares of Convertible Preferred Stock to the President of the Company in exchange for the retirement of debt and accrued interest in the amount of $32,875.

         In April of 2002, the Company issued 198,487 shares of preferred stock in accordance with a note payable conversion agreement.

         In December 2002, the Company's Compensation Committee granted 1,000,000 shares of Convertible Preferred Stock to be issued in 2003 as compensation to its current Chief Financial Officer for the year 2003.

         In December 2002, the Company issued 453,292 shares of Convertible Preferred Stock in accordance with an Incremental Antidilution Right clause of a note payable conversion agreement.

Common Stock

         During the first quarter of 2002, the Company issued 36,706 shares of its common stock and 36,706 warrants to purchase common stock for total gross proceeds of $31,200. During the second quarter of 2002, the Company issued 166,000 shares of its common stock for gross proceeds of $83,000. In the second quarter, the Company also received $31,921 in funds from its majority stockholder from the stockholder's market trading of the Company's stock. In the third quarter of 2002, the Company issued 1,271,666 shares of its Common Stock for gross proceeds of $635,833, less associated costs of $52,157 through a private placement. During the fourth quarter of 2002, the Company issued 541,668 shares of its common stock for gross proceeds of $325,000, less associated costs of $28,824, through another private placement.

         In December 2002, the Company issued 300,026 shares of the Company's common stock as compensation to its Chief Financial Officer for the year.

         In 2002, the Company issued an additional 709,613 shares of common stock pursuant to the recapitalization of the Company in 2001.

         In 2002, the Company issued 166,535 shares of common stock to Avalanche, as reimbursement for costs incurred during 2001.

         In 2002, the Company issued 23,000 shares of common stock to its Chief Financial Officer, for expenses incurred during 2002.

         Effective October 2, 2001, in accordance with the recapitalization of the Company, the Company issued 28,635,700 shares of the Company's common stock for marketable equity securities and a warrant with a market value of approximately $1,807,000 and $500,000 cash.

         In 2002, the Company issued 30,177 shares of common stock to various consultants for services rendered during 2002.

         In 2002, the Company issued 46,222 shares of common stock as compensation for 2002 to its former Chief Financial Officer.

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

         At December 31, 2002 the Company had common stock reserved for future issuance as follows:

                                                                                                       Shares
                                                                                                      --------
         Conversion of preferred stock............................................................    14,131,942
         Stock warrants outstanding...............................................................     4,872,713
         Stock options outstanding................................................................     1,223,055
         Conversion of convertible debt...........................................................     3,389,831
                                                                                                     -----------
                                                                                                      23,617,541
                                                                                                     ===========

NOTE 8- STOCK OPTIONS AND WARRANTS

         In May 1999 shareholders approved the adoption of the 1999 Stock Incentive Plan. This plan authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued and outstanding and reserved common shares, of which a maximum of 1,000,000 may be incentive stock options. The Company granted no options during 2002 under the 1999 Plan. Outstanding at December 31, 2002 were 1,223,055 options previously granted by the Board of Directors.

         The Company accounts for stock options issued to employees and independent directors in accordance with APB opinion 25, "Accounting for Stock Issued to Employees".

         SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001 as follows:

                                                                            2002           2001
                                                                       ---------      ---------
         Dividend yield.........................................              0%             0%
         Expected volatility....................................             96%           110%
         Risk free interest.....................................              3%             4%
         Expected lives.........................................         3 years        4 years

         Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                2002               2001
                                                                       -------------     --------------
         Net loss applicable to common stockholders
           As reported .........................................       $  (2,014,333)    $   (6,802,043)
         Total stock-based employee compensation expense
            determined under the fair value based method for all
            awards, net of related tax effect...................            (236,071)          (108,646)
                                                                       -------------     --------------
          Pro forma.............................................       $  (2,250,404)    $   (6,910,689)
                                                                       =============     ==============

         Loss per share
           As reported..........................................       $        (.05)    $         (.48)
                                                                       =============     ==============
           Pro forma............................................       $        (.06)    $         (.49)
                                                                       =============     ==============

         A summary of the status of the Company's stock options to employees and directors as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                                                          2002                         2001
                                                                -----------------------    ------------------------
                                                                              Weighted-                   Weighted-
                                                                                Average                     Average
                                                                               Exercise                    Exercise
                                                                    Shares        Price         Shares        Price
                                                                ------------  ---------    -----------    ---------
         Outstanding at beginning of year......................   1,228,055  $     2.89        809,166   $     3.96
         Granted...............................................           -           -        430,000         1.10
         Expired or forfeited..................................      (5,000)       1.10        (11,111)       11.25
                                                                ------------ ----------    -----------   ----------
         Outstanding at end of year............................   1,223,055  $     2.90      1,228,055   $     2.89
                                                                ===========  ==========    ===========   ==========
         Options exercisable at year-end.......................     850,724  $     3.60        585,882   $     4.16
                                                                ===========  ==========    ===========   ==========
         Weighted-average fair value of options
           granted during the year.............................              $        -                  $      .82
                                                                             ==========                  ==========

         The following table summarizes information about fixed stock options outstanding to current or former employees and directors at December 31, 2002:

                                                  Weighted
                                                   Average
                                                 Remaining     Weighted                    Weighted
                                     Number    Contractual      Average         Number      Average
                   Exercise     Outstanding           Life     Exercise    Exercisable     Exercise
                      Price     at 12/31/02        (Years)        Price    at 12/31/02        Price
                  ---------     -----------        -------      -------    -----------     --------
              $        1.10        425,000            8.42      $  1.10        141,669     $   1.10
                       1.13         10,000            7.94         1.13          8,000         1.13
                       1.25        210,000            7.94         1.25        168,000         1.25
                       1.44         12,500            7.40         1.44         10,000         1.44
                       1.63         20,000            7.28         1.63         16,000         1.63
                       2.75        130,000            7.09         2.75        104,000         2.75
                       3.00        122,500            6.27         3.00        110,000         3.00
                       4.50        122,221            3.94         4.50        122,221         4.50
                       6.75         33,333            0.01         6.75         33,333         6.75
                       9.00        136,112            3.50         9.00        136,112         9.00
                      22.50          1,389            2.00        22.50          1,389        22.50
              -------------     ----------        --------      -------     ----------     --------
              $1.10 - 22.50      1,223,055            6.72      $  2.90        850,724     $   3.60
              =============     ==========        ========      =======     ==========     ========

         In connection with the stock warrants issued in connection with financing transactions and payments for services, the Company had 4,872,713 stock warrants outstanding at December 31, 2002, of which 2,872,713 are currently exercisable. These warrants have an exercise price of between $.50 and $3.85 or as adjusted, and expire between 2004 and 2007.

NOTE 9 - INCOME TAXES

         Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

         The components of deferred income tax assets at December 31, were as follows:

                                                                         2002            2001
                                                                    -------------    ------------
                Deferred tax assets

                  Net operating loss carryforwards................. $  11,492,000    $ 11,712,000
                  Capital loss carryforwards.......................             -         227,000
                  Other............................................        23,000          91,000
                                                                    -------------    ------------
                Gross deferred tax assets..........................    11,515,000      12,030,000
                                                                    -------------    ------------
                Deferred tax liabilities

                   Property and equipment..........................      (428,000)        (96,000)
                   Goodwill........................................      (123,000)        (74,000)
                   Patents ........................................       (82,000)        (24,000)
                                                                    -------------    ------------
                Gross deferred tax liabilities.....................      (633,000)       (194,000)
                                                                    -------------    ------------
                Net deferred tax asset.............................    10,882,000      11,836,000
                Valuation allowance................................   (10,882,000)    (11,836,000)
                                                                    -------------    ------------
                      Net deferred tax assets...................... $           -    $          -
                                                                    =============    ============

                At December 31, 2002 and 2001, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

                At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $33,800,000 which, if not utilized, will expire as follows:

                  Year Ended
                  December 31,                                                        Amount
                  ------------                                                      -----------
                        2003....................................................    $   376,000
                        2004....................................................        455,000
                        2005....................................................        113,000
                        2006....................................................        298,000
                        2007....................................................        295,000
                        2008....................................................        206,000
                        2009....................................................      1,499,000
                        2010....................................................      3,794,000
                        2011....................................................      4,620,000
                        2012....................................................      6,042,000
                        2018....................................................      2,171,000
                        2019....................................................      2,521,000
                        2020....................................................      3,686,000
                        2021....................................................      4,896,000
                        2022....................................................      2,828,000
                                                                                    -----------
                                                                                    $33,800,000
                                                                                    ===========

         The figures above are stated on a consolidated basis. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the year ended December 31, 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the years ended December 31, 2002 and 2001 totaled approximately $245,000 and $254,000, respectively.

         During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek crossties. The lease is renewable at the Company's option for ten consecutive periods of five years each. The monthly rental is currently $15,246. The lease provides for a CPI adjustment to the monthly rent at the beginning of every renewal period

         Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

                                                                       Amount
                                                                    -----------
                2003...........................................     $   226,896
                2004...........................................          89,682
                2005...........................................          24,788
                2006...........................................           5,537
                2007...........................................               -
                                                                    -----------
                                                                    $   346,903
                                                                    ===========

         In December 1999, in association with the acquisition of TieTek, Inc., the Company entered into a fifteen-year royalty agreement (TieTek Royalty Agreement) providing for royalty payments calculated on gross profits of TieTek payable to the former owners of TieTek. One of the former owners is a Director and Officer of the Company and another is a former Director of the Company. No royalties were paid during 2002 or 2001.

         From time to time the Company may be involved in various legal actions arising in the normal course of business relating to product liability issued for which the Company maintains insurance. Management believes the outcome resulting from such matters will not have a material effect on the Company's financial condition.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

         During the years ended December 31, 2002 and 2001, the Company paid interest totaling approximately $18,235 and $24,646, respectively.

         During the year ended December 31, 2002, the Company had the following non-cash transactions:

         (a) The Company issued an additional 198,487 shares of preferred stock upon exchange of old preferred stock for new preferred stock and recognized an additional $65,000 of conversion expense.

         (b) The Company issued 43,478 and 4,167 shares of preferred stock, respectively, in lieu of payment for a note payable of $30,000 and accrued interest of $2,875 payable to its President for compensation.

         (c) The Company issued 46,222 shares of common stock for $27,115 of compensation due to its former acting Chief Financial Officer.

         (d) The Company issued 300,026 shares of common stock for $123,000 of compensation due to its current Chief Financial Officer for 2002.

         (e) The Company issued 453,292 shares of convertible preferred stock in accordance with an Incremental Antidilution Right clause of a note payable conversion agreement, resulting in debt conversion expense of $235,000 in 2002.

         (f) The Company issued 219,712 shares of common stock for $150,115 of professional services rendered. During the year ended December 31, 2001, the Company had the following non-cash transactions:

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

         (h) The Company issued 106,433 shares of common stock for $226,200 of compensation due to its former Chief Financial Officer.

         (i) The Company issued 24,000 shares of common stock to its President to settle $30,000 of compensation due him.

         (j) The Company issued 28,635,700 shares of common stock for marketable securities and a warrant valued at $1,807,176. In addition, the Company recorded an unrealized gain on marketable securities of $600,000 for the year ended 2001.

         (k) The Company recognized deemed interest of $67,351 on its convertible notes payable.

         (l) The Company issued 23,529 shares of common stock for reimbursable expenses of $20,000.

NOTE 12 - MAJOR CUSTOMERS

          For the year ended December 31, 2002, the Company had sales to one customer that represented 87% of total revenues.

          For the year ended December 31, 2001, the Company had sales to one customer that represented 93% of total revenues.

         At December 31, 2002 and 2001 substantially all accounts receivable were due from the customer that represented 87% and 93% of the Company's sales for 2002 and 2001, respectively.

         If the Company ever ceased conducting business with the customer that represented 87% and 93% of total revenues for 2002 and 2001, respectively, and was not able to replace the customer, it would have a material adverse impact on the operating results of the Company.

NOTE 13 - LIQUIDITY

         For the year ended December 31, 2002, the Company incurred a net loss of $2,014,333. This loss reflected principally the ramping up operations of the TieTek composite railroad crosstie business and corporate overhead. As of December 31, 2002, the Company had net working capital of $1,970,238, including a cash balance of $2,428,585. During 2002, the Company incurred a cash flow deficit from operations averaging approximately $150,000 per month. The deficit may decrease as production volumes are expected to increase in 2003. Management believes the current level of working capital to be adequate for current operating levels through December 31, 2003, but will seek additional capital for expansion to achieve operating profits. The Company's majority stockholder has committed to continue to fund any working capital deficiencies through 2003.