Form 10KSB/A
period 2002-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2003-04-30
CIK 808013

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2002

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________ to __________

                         Commission file number: 0-16217
                                                 -------

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

                  DELAWARE                                 33-0041789
      -------------------------------                  -------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

           14315 West Hardy Road
              Houston, Texas                                   77060
  ----------------------------------------                  ----------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements. X
                        ---

     State registrant's revenues for its most recent fiscal year: $1,667,180

     The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the stock was sold as of February 28, 2003 was $7,781,220, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

     As of February 28, 2003, there were 40,310,512 Shares of Common Stock, par value $.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one) __ YES  X  NO
                                                                      ---





     This Amendment No. 1 to the Annual Report on Form 10-KSB of North American Technologies Group, Inc. ("NATK" or the "Company") contains the information in
Part III, Items 9-12 intended to be incorporated by reference from the Company's proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 2003. The Company's proxy statement will not be filed by that date. This amendment also contains certain exhibits.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table lists the name, age, business background and other current directorships of each director and executive officer of the Company, as well as the period of time such director or executive officer has served. The term of office of each director is three years. The term of office of the Class I directors expires at the annual meeting of stockholders in 2003; the term of office of the Class II directors expires at the annual meeting of stockholders in 2004; and the term of office of the Class III directors expires at the annual meeting of stockholders in 2005, in each case subject to earlier resignation or removal and until their respective successors are elected and qualified.

Name, Age, Business Background and Other Current Directorships                          Director
                                                                                          Since
Class I Directors:

Robert E. Chain, 51, is President of Chain Oil & Gas, Inc. and has been with              2001
that company since 1986. Since February 1991 he has also served as President of
Sawtooth, Inc., an oil and gas production company. His career in oil and gas acquisition and development began in 1984. Mr. Chain also serves as Director of
Pinwah Pines, a real estate development company. Mr. Chain earned a BS/BA degree in Biophysics and Chemistry from Trinity University.

Tim R. Reeves, 39, is loan officer of Southwest Mortgage Corporation. Mr. Reeves           2001
was formerly Executive Vice President and a major shareholder of Allied Claims
Solutions, LLC of Dallas, Texas. He was previously a Vice President at Western
International from 1998 to 2001 and a Vice President and Trust Officer in charge of all real estate operations of First National Bank of Abilene, Texas from 1994 to 1998. Mr. Reeves has been an executive or principal in ranching, real estate development, construction, oil and gas development and banking since completing his BS degree from Tarleton State College. He currently serves as a
Director and Chairman of the Financial Development Committee of Disability
Resources, Inc. and Just For Kids Preschool in Abilene, Texas.

Edwin H. Knight, 51, is the General Manager of Harrison Interests, Ltd., a                 1996
privately held Texas limited partnership whose lines of business are oil and gas exploration and production, real estate and cattle ranching. He has managed
Harrison Interests, Ltd. for fifteen years, holds a Bachelors Degree from
Louisiana State University and is a CPA.

Frank J. Vella, 60, has served as President and CEO of Veltec Polymer Services,            2000
Inc. (Veltec), a specialty compounding company in Elkton, Maryland. Mr. Vella founded Veltec in 1992 and is its principal owner.

Class II Directors:

Henry W. Sullivan, 63, became Vice President of Technology of the Company in               1997
July 1996 and President of TieTek, Inc. in December 1997. In January 1999, Dr.
Sullivan assumed the additional positions of President and Chief Executive
Officer of the Company. Prior to joining the Company, Dr. Sullivan was employed by Shell Oil Company where he spent 23 years in various positions and in 1984 was named Vice President of Shell Chemical Company. From 1991 to 1995 he was
President and Chief Executive Officer of GAIA Holdings, Inc., until joining the
Company as President of GAIA Technologies, Inc. and later TieTek, Inc. Dr.
Sullivan has served as Chairman

and Director of several companies and organizations in manufacturing and polymer technology, including the Executive Committee of the Society of the Plastics
Industry. He currently serves as a Director of the Sarkeys Energy Center at the University of Oklahoma. Dr. Sullivan holds a Bachelors degree in Chemical
Engineering from Cooper Union and Masters and Ph.D. degrees in Chemical
Engineering from New York University.

Franklin A. Mathias, 77, Chairman of the Board, is an investor living in San               2001
Juan, Puerto Rico and a shareholder of Avalanche Resources, Ltd., the Company's majority stockholder. He retired in 1998 from a 37-year career with ConAgra, serving many years as President of Molinos de Puerto Rico, Con Agra's largest subsidiary at that time. Mr. Mathias served as a Director of Banco Popular, a
$35 billion bank in Puerto Rico, from 1988 until 1998. He also served as
President and Chairman of Junior Achievement of Puerto Rico for ten years.

Dean L. Ledger, 54, is President and Director of Global Photonic Energy                    2001
Corporation, his employer since 1994. Mr. Ledger also serves as the Senior
Vice President-Corporate Development of the Universal Display Corporation
(symbol PANL; NASDAQ) since that company's inception in 1994.

Class III Directors:

Douglas C. Williamson, 51, is the CEO of Takeout Taxi and was formerly a                   1996
Managing Director and Senior Vice President of Bank of America Capital Investors
("BACI"). Mr. Williamson joined NationsBank Capital Corporation (the predecessor to BACI) in 1989. Prior to that, he had eight years of experience in senior management with two operating companies and six years of experience in corporate finance and corporate lending with Rotan Mosle, W.R. Grace and Cleveland Trust.
Mr. Williamson serves on several boards of directors. Mr. Williamson is a CPA and holds an MBA from Columbia University.

William C. Thompson, 49, is the General Manager-Rail of Jacobs Engineering in              1999
Omaha, Nebraska. From January 1999 to 2001 he was Senior Director of Derailment
Prevention for Union Pacific Railroad Company ("UPR") after having completed one year as a Director of Derailment Prevention. Mr. Thompson served as UPR's
Director of Engineering Research for approximately ten years. He has been active in many industry organizations, serving as the Chairman of the National
Transportation Research Board's Committee on Railway Maintenance and on the
Board of Directors of the American Railway Engineering and Maintenance-of-Way
Association. Mr. Thompson holds Bachelor of Science degrees in Civil Engineering and Environmental Engineering from the University of Wisconsin.

Kevin C. Maddox, 50, has served as the Chief Financial Officer of the Company              2001
since 2000. He is also President and CEO of Avalanche Resources, Ltd., our largest common shareholder, and has been in that position since June 1996. He has ten years experience in venture capital formation, nine years experience in securities brokerage and investment management, and fourteen years experience in public accounting, including positions with KPMG Peat Marwick, Deloitte and
Touche, and the Internal Revenue Service. Mr. Maddox is a CPA, CFP and
registered investment advisor. He has served on many boards of directors and is currently a Director of Global Photonic Energy Corporation, Inc. Mr. Maddox
earned a BBA-Accounting from the University of Texas.

Legal Proceedings

     On October 23, 2002, NATK filed a lawsuit against two of its directors, Bank of America Corporation, and two of Bank of America Corporation's affiliates in North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors a d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476. The Company seeks to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty to the Company. Messrs. Williamson and Hain were members of the board of directors of the Company, serving as designees of BACI, which is an investor in the Company, as of the date of the lawsuit. Mr. Hain has since resigned from the Board. The Company believes that the defendants afforded significant financial support to a competitor of the Company. The lawsuit alleges that, although Messrs. Williamson and Hain, as directors, were receiving confidential information about the Company, including details regarding potential negotiations between the Company and its competitor, neither of them disclosed to the Company that the defendants were involved in active negotiations with NATK's competitor. As a result of the defendants' arrangement with the competitor, NATK believes that it was damaged.

     In February 2003, defendants BA Capital Company LP and BA SBIC Management LLC filed a motion seeking permission of the court to file third party claims against Avalanche, Mr. Maddox and Mr. Mathias. The motion includes numerous assertions of wrongdoing and mismanagement by those parties and seeks court permission to bring third party claims against them for, among other relief, an unspecified amount of actual and exemplary damages. Such third party claims include allegations, among others, of breach of fiduciary duty, self-dealing, conspiracy, fraud and fraud in the inducement arising out of the subject matter of the lawsuit, the Exchange Agreement between the Company and Avalanche entered into in October, 2001, and various related facts and circumstances. The motion is under consideration.

Audit Committee Financial Expert

     The membership of the Audit Committee is designed to include a minimum of two directors, each of whom meets the NASDAQ's independence standards and at least one of whom is an audit committee financial expert as defined by the SEC. Currently, no member of the Audit Committee meets the SEC definition of "financial expert". NATK proposes to nominate a new Board member who is a qualified financial expert for election by the stockholders at their annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons"), to file reports with the Securities and Exchange Commission. The Company believes that during the year ended December 31, 2002 all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

     The Company has not yet adopted a formal code of ethics that applies to the chief executive officer and chief financial officer. The Company is in the process of drafting a formal code of ethics and will publish it on its web site at www.natk.com in the near future.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid or accrued for each of the three fiscal years ended December 31, 2002, by the Company to or for the benefit of its President and Chief Executive Officer and the Chief Financial Officer of the Company (the "Named Officers"). No other executive officer's compensation exceeded $100,000 for the year ended December 31, 2002.

=============================================================================================================
                                                                        Long Term Compensation
                                 Annual Compensation                            Awards
-------------------------------------------------------------------------------------------------------------

Name and                                                       Restricted       Stock         All Other
Principal                         Salary        Bonus          Stock            Options/      Compen-
Position              Years        ($)           ($)           Award($)         SARS (#)      sation($)/(1)/
-------------------------------------------------------------------------------------------------------------
Henry W. Sullivan,    2002       176,990            -                 -                 -         4,555
CEO and               2001       167,385            -                 -           300,000         4,320
President             2000       153,516       30,000            20,000           190,000         4,352
=============================================================================================================
Kevin C.              2002             -            -           123,000/(2)/            -           164
Maddox, CFO
=============================================================================================================

/(1)/ Represents life insurance premiums paid by the Company on policies on the executives' lives and matching contributions to the Company's 401-K plan.

/(2)/ In 2002 Mr. Maddox was awarded 300,026 shares of NATK Common Stock valued at $123,000 in lieu of compensation for his services as chief financial officer in 2002, and 1,000,000 shares of NATK Preferred Stock in lieu of compensation for services to be rendered as chief financial officer in 2003.

       No stock options or stock appreciation rights were granted during the year ended 2002 to any of the Named Officers.

       The following table sets forth for the Named Officers information regarding stock options exercised by such officer during the 2002 fiscal year, together with the number and value of stock options held at 2002 fiscal year-end, each on an aggregated basis.

-------------------------------------------------------------------------------------------------------------------------
                                  Aggregated Option Exercises in the 2002 Fiscal Year
                                            and Fiscal Year-End Option Value
-------------------------------------------------------------------------------------------------------------------------
                                                                                          Value of Unexercised
                    No. of Shares                      No. of Unexercised Options         Options at In-the-Money
                    Acquired           Value           at Fiscal Year-End                 Fiscal Year-End
Name                on Exercise        Realized ($)    Exercisable/Unexercisable          Exercisable/Unexercisable/(1)/
-------------------------------------------------------------------------------------------------------------------------
Henry W. Sullivan        -               --                 304,222/248,000                       $0/$0
Kevin C. Maddox          -               --                              --                          --
-------------------------------------------------------------------------------------------------------------------------

/(1)/ The last sales price of the Company's Common Stock as reported on the NASDAQ SmallCap Market on December 31, 2002 was $.59 which was lower than the exercise price of the options.

1999 Stock Incentive Plan

       At the annual meeting of the Company in 1999, stockholders approved the Company's 1999 Stock Incentive Plan (the "Plan"). The Plan authorizes the Compensation Committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares of the Company plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under the Plan. The Plan was cancelled in May 2002, but reinstated intact in October 2002.

Directors' Compensation

     Two of the Company's directors received $1,000 for each regularly scheduled Board meeting and $500 for each teleconference Board meeting, special or committee meeting held in 2002. All other directors of the Company received no cash compensation in connection with their services as director in 2002. See "Security Ownership of Certain Beneficial Owners and Management" for stock options previously granted to directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 30, 2003 certain information with respect to the beneficial ownership of the Company's Common Stock and 5% Convertible Preferred Stock (the "Preferred Stock") by (i) any person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Named Officers; (iii) each director and nominee for director; and (iv) all current directors and executive officers as a group. As of April 30, 2003, there were 41,258,175 shares of Common Stock and 13,466,946 shares of Preferred Stock outstanding. Each share of Preferred Stock is convertible at any time at the option of the holder into the same number of shares of Common Stock, and has voting rights equal to the Common Stock. Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the footnotes following the table.

--------------------------------------------------------------------------------------------------------------
                                     Amount and                             Amount and
                                     Nature of                              Nature
                                     Beneficial                             of Beneficial
Name and Address of                  Ownership of          Percentage       Ownership of            Percentage
Beneficial Owner                     Common Shares/(1)/    of Class         Preferred Shares/(1)/   of Class
--------------------------------------------------------------------------------------------------------------
Avalanche Resources, Ltd.
  8 Saddlewood Estates              30,382,274/(2)/             68.11%
  Houston, TX 77024
                                    --------------------------------------------------------------------------
Bank of America Capital Investors
  901 Main Street, 64th Floor
  Dallas, TX 75202                                                          7,466,463/(3)/             55.44%
--------------------------------------------------------------------------------------------------------------
Henry W. Sullivan                      986,528/(4)/              2.08%         91,173                       *
--------------------------------------------------------------------------------------------------------------
William C. Thompson                     63,333                       *
--------------------------------------------------------------------------------------------------------------
Douglas C. Williamson                  120,322                       *        381,755                   2.83%
--------------------------------------------------------------------------------------------------------------
Edwin H. Knight                         43,333                       *
--------------------------------------------------------------------------------------------------------------
Frank J. Vella                          33,333                       *
--------------------------------------------------------------------------------------------------------------
Kevin C. Maddox                         62,536/(2)/                  *
--------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
Franklin A. Mathias                       117,648/(2)/       *
------------------------------------------------------------------------------------
Dean L. Ledger                            500,000         1.05%
------------------------------------------------------------------------------------
Tim R. Reeves                             175,232            *
------------------------------------------------------------------------------------
Robert E. Chain                             4,708            *
------------------------------------------------------------------------------------
All Officers and Directors as a
Group (10) Persons                      2,106,973        4.43%     472,928      3.51%
------------------------------------------------------------------------------------

__________
/(1)/ The column sets forth shares of Common or Preferred Stock which are deemed to be "beneficially owned" by the persons named in the table under Rule 13d-3 of the SEC, including shares of Common Stock that may be acquired upon the exercise of stock options or warrants that are presently exercisable or become exercisable within 60 days, as follows:
       BACI - 592,222 preferred shares, Dr. Sullivan - 432,222 common shares, Mr. Thompson - 63,333 common shares, Mr. Knight - 43,333 common shares; Mr. Vella - 33,333 common shares; Mr. Maddox - 19,768 common shares, Mr. Mathias - 58,825 common shares; Mr. Ledger - 500,000 common shares; Mr. Reeves - 62,616 common shares; Mr. Chain - 2,354 common shares and all current executive officers and directors as a group - 1,215,784 common shares.

/(2)/ In addition to the 32,382,274 shares of Common Stock owned of record and beneficially by Avalanche, Mr. Mathias, the Chairman of the Board and major shareholder of Avalanche, owns 117,648 shares of Common Stock and Mr. Maddox, the President of Avalanche, owns 62,536 shares of Common Stock. Messrs. Maddox and Mathias disclaim beneficial ownership of the shares owned of record by Avalanche and by each other.

/(3)/ Does not include 50,000 shares of Common Stock issuable upon exercise of options granted to Mr. Williamson in his capacity as Director which were assigned to BACI and which will vest periodically through May 31, 2004.

/(4)/ Dr. Sullivan is deemed to own beneficially 405,851 shares of Common Stock by virtue of his position as a principal executive officer of Dune Holdings, LLC, which owns 138,078 shares of Common Stock, and of Thor Ventures, LLC, which owns 267,773 shares of Common Stock. Includes 124,455 shares owned through a profit sharing plan and personal holdings for the benefit of Dr. Sullivan in addition to those shares referred to in footnote 1 above.

 * Indicates less than 1% ownership.

Equity Compensation Plans

         The following table reflects the information described as of December 31, 2002 with respect to compensation plans under which the Company's stock is authorized for issuance.


                                       No. of Shares to be      Weighted average
                                          issued upon              exercise          No. of Shares available
                                     exercise of outstanding  price of outstanding     for future issuance
                                            options,          options,warrants and        under equity
Plan Category                         warrants and rights             rights           compensation plans
-------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
   by security holders                     1,223,055               $    2.90                70,000
Equity compensation plans not
   approved by security holders                    -                       -                     -
        Total                              1,223,055                                        70,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 31, 2002, the Company issued a $2,000,000 convertible note, and a Common Stock warrant for 2,000,000 shares, to Avalanche, its majority stockholder, for proceeds of $2,000,000. The note is due January 31, 2004 and bears interest at 10% of the outstanding balance payable monthly. The outstanding balance is convertible into shares of the Company's Common Stock at the option of the note holder beginning January 1, 2004 until the maturity date of the note at a conversion price equal to the then market price of Common Stock upon conversion. The warrant for the purchase of 2,000,000 shares of Common Stock was issued at an exercise price of $0.60 per share, and is exercisable through December 31, 2008.

     As part of the Purchase Agreement for Company securities approved by the stockholders in December 27, 2001, the Company had investments in marketable equity securities consisting of common stock and a common stock purchase warrant of a publicly traded company which were classified as available-for-sale. On April 9, 2002 Avalanche repurchased for cash the marketable equity securities and warrant for $2,000,000, which was their approximate market value and resulted in a gain to NATK of $192,824.

     The Company issued 166,535 shares of Common Stock in 2002 to Avalanche, as reimbursement for costs incurred by it on behalf of the Company during 2001. The number of shares issued was based on the private placement price of $.85 per share.

     During 2002, the Company issued 1,177 shares of Common Stock for services to Robert E. Chain, a member of the Board of Directors, in consideration of his efforts in assisting the Company in obtaining financing.

     During 2002, the Company issued to Mr. Maddox, the chief financial officer of NATK, 300,026 shares of common stock in lieu of compensation during 2002, and 1,000,000 shares of Preferred Stock in lieu of compensation during 2003, and reimbursed him for out-of-pocket expenses incurred on behalf of the Company by issuing him an additional 23,000 shares of Common Stock. The number of shares issued in reimbursement of expenses was based on the current private placement price of $.60 per share. Mr. Maddox is the President of Avalanche.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

Exhibit No.   Description of Exhibit
3.4           Certificate of Amendment to the Restated Certificate of Incorporation dated
              June 29,1999

3.5           Certificate of Amendment to the Restated Certificate of Incorporation dated
              December 27, 2001

3.6           Certificate of Designation of 5% Convertible Preferred Stock dated
              December 31, 2001

3.7           Certificate of Correction to the Certificate of Designation dated April 11, 2002

99.1          906 Certifications (CEO)

99.2          906 Certifications (CFO)

                                   Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Dated:   April 29, 2003

                                         By: /s/ Henry W. Sullivan
                                             ---------------------
                                             Henry W. Sullivan
                                             Chief Executive Officer

                                         By: /s/ Kevin C. Maddox
                                             -------------------
                                             Kevin C. Maddox
                                             Principal Financial and Accounting
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                               Title                         Date
---------                               -----                         ----
/s/  Franklin  A. Mathias       Chairman and Director            April 29, 2003
-------------------------
Franklin A. Mathias

/s/ Henry W. Sullivan           Chief Executive Officer,         April 29, 2003
---------------------              President and Director
Henry W. Sullivan

/s/ Kevin C. Maddox             Chief Financial Officer,         April 29, 2003
-------------------                and Director
Kevin C. Maddox

/s/ Robert E. Chain             Director                         April 29, 2003
-------------------
Robert E. Chain

---------------                 Director                         April 29, 2003
Edwin H. Knight

/s/ Dean L. Ledger              Director                         April 29, 2003
------------------
Dean L. Ledger

/s/ Tim R. Reeves               Director                         April 29, 2003
-----------------
Tim R. Reeves

/s/ William C. Thompson         Director                         April 29, 2003
-----------------------
William C. Thompson

                                Director                         April 29, 2003
------------------
Frank J. Vella

                                Director                         April 29, 2003
-----------------------
Douglas C. Williamson

CERTIFICATION BY HENRY W. SULLIVAN PURSUANT TO SECURITIES EXCHANGE ACT RULE
13a-14

I, Henry W. Sullivan, Chief Executive Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB/A of North American Technologies Group, Inc.;

2. Based on my knowledge, this amendment, and the annual report as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the Evaluation Date); and

          c. presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: April 29, 2003

     /s/ Henry W. Sullivan
     President and Chief Executive Officer

CERTIFICATION BY KEVIN C. MADDOX PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Kevin C. Maddox, Chief Financial Officer of North American Technologies Group, Inc., certify that:

1. I have reviewed this amendment to the annual report on Form 10-KSB/A of North American Technologies Group, Inc.;

2. Based on my knowledge, this amendment, and the annual report as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3. Based on my knowledge, the financial statements and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the Evaluation Date); and

          c. presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: April 29, 2003

     /s/ Kevin C. Maddox
     Chief Financial Officer