Form 10QSB
period 2003-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2003-05-15
CIK 808013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 41,258,175 common shares outstanding as of April 30, 2003.

Transitional Small Business Disclosure Format (Check One):  Yes ____  No  X
                                                                         ---

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

                                      Index

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                and December 31, 2002 ...............................................   3

              Consolidated Statements of Operations and Comprehensive
                Loss for the three months ended March 31, 2003 and 2002
                (unaudited) .........................................................   4

              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2003 and 2002 (unaudited) ...........................   5

              Notes to Interim Consolidated Financial Statements ....................   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations:

              Overview ..............................................................   8

              Results of operations .................................................   8

              Liquidity and capital resources .......................................   9

     Item 3.  Controls and Procedures ...............................................   11

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities .................................................   12

     Item 6.  Exhibits and Reports on Form 8-K ......................................   12

SIGNATURES ..........................................................................   15

Certification by Henry W. Sullivan pursuant to Securities Exchange Act Rule 13a-14 ..   16

Certification by Kevin C. Maddox pursuant to Securities Exchange Act Rule 13a-14 ....   17

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003 and December 31, 2002

                                                                                     March 31,       December 31,
                                                                                        2003             2002
                                                                                   -------------     -------------
                                                                                   (unaudited)           (audited)
                                     Assets
                                     ------

Current Assets:
   Cash and Cash Equivalents ..................................................    $   1,683,695     $   2,428,585
   Accounts Receivable ........................................................          301,025           114,804
   Inventories ................................................................          180,648           307,195
   Current Portion of Note Receivable .........................................           17,610            17,610
   Prepaid Expenses and Other .................................................           85,161            72,026
                                                                                   -------------     -------------
     Total  Current Assets ....................................................        2,268,139         2,940,220

Property and Equipment, Net ...................................................        2,315,750         1,987,589

Patents, less accumulated amortization of $658,307 and $635,784,
    respectively ..............................................................        1,127,767         1,139,798
Goodwill ......................................................................        1,511,357         1,511,357
Other Assets ..................................................................           50,518            39,986
                                                                                   -------------     -------------
Total Assets ..................................................................    $   7,273,531     $   7,618,950
                                                                                   =============     =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities:
   Accounts Payable ...........................................................    $     648,995      $    853,304
   Accrued Compensation .......................................................          147,500            47,346
   Other Accrued Expenses .....................................................          151,058            69,332
                                                                                   -------------     -------------
     Total  Current Liabilities ...............................................          947,553           969,982

Note Payable, net of debt discount of $196,500 and $262,000,
     respectively .............................................................        1,803,500         1,738,000
                                                                                   -------------     -------------
     Total Liabilities ........................................................        2,751,053         2,707,982
                                                                                   -------------     -------------

Commitments and Contingencies                                                                  -                 -

Stockholders' Equity:
   Preferred Stock, $1.00 stated value, 20,000,000 shares authorized;
     13,466,946 and 14,131,942 shares issued and outstanding,
     respectively .............................................................       20,257,791        21,258,120
   Common Stock, $.001 par value, 75,000,000 shares authorized;
     41,258,175 and 39,786,391 shares issued  and outstanding,
     respectively .............................................................           41,258            39,786
   Additional Paid-in Capital .................................................       40,351,302        38,951,445
   Accumulated Deficit ........................................................      (56,127,873)      (55,338,383)
                                                                                   -------------     -------------
     Total Stockholders' Equity ...............................................        4,522,478         4,910,968
                                                                                   -------------     -------------

Total Liabilities and Stockholders' Equity ....................................    $   7,273,531     $   7,618,950
                                                                                   =============     =============

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                   2003            2002
                                                                              -------------    -------------
Sales ....................................................................    $    881,027     $    412,557

Cost of Goods Sold .......................................................       1,148,540          851,943
                                                                              ------------     ------------

   Gross Loss ............................................................        (267,513)        (439,386)

Selling, General and Administrative Expenses .............................         397,774          185,325
                                                                              ------------     ------------

   Operating Loss ........................................................        (665,287)        (624,711)

Other Income (Expense):
   Interest Income .......................................................           1,483               25
   Interest Expense ......................................................        (115,500)         (11,499)
   Other .................................................................         (10,186)         101,500
                                                                              ------------     ------------
Total Other Income (Expense) - Net .......................................        (124,203)          90,026
                                                                              ------------     ------------

   Net Loss ..............................................................    $   (789,490)    $   (534,685)
                                                                              ============     ============

Other Comprehensive Loss - Unrealized Loss on Marketable
   Securities ............................................................               -         (407,176)
                                                                              ------------     ------------
Total Comprehensive Loss .................................................    $   (789,490)    $   (941,861)
                                                                              ============     ============

Net Loss Per Share:
   Net Loss Per Common Share - Basic and Diluted .........................    $       (.02)    $       (.01)
                                                                              ============     ============
   Weighted Average Number of Common Shares Outstanding - Basic and
     Diluted .............................................................      40,577,356       36,696,373
                                                                              ============     ============

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2003             2002
                                                                               ------------     -----------
Cash Flows From Operating Activities:

Net Loss ...................................................................   $  (789,490)     $ (534,685)

Adjustments to Reconcile Net Loss to Net Cash used in Operating
   Activities:
      Amortization of Debt Discount ........................................        65,500               -
     Depreciation and Amortization .........................................        78,841          65,868
     Net Change in Operating Assets and Liabilities ........................       (86,262)       (203,019)
                                                                               -----------      ----------

       Net cash used in Operating Activities ...............................      (731,411)       (671,836)

Cash Flows from Investing Activities:
   Purchase of Property and Equipment ......................................      (384,479)         (2,129)
   Decrease in Notes Receivable ............................................             -          34,886
                                                                               -----------      ----------

     Net Cash (Used in) Provided by Investing Activities ...................      (384,479)         32,757

Cash Flows from Financing Activities:
   Margin Loan on Marketable Securities ....................................             -         500,000
   Sale of Common Stock ....................................................       371,000          31,200
   Proceeds from Stock Subscriptions .......................................             -          69,615
   Payment of Costs and Fees of Equity Issuance ............................             -          (2,067)
                                                                               -----------      ----------

     Net Cash Provided by Financing Activities .............................       371,000         598,748
                                                                               -----------      ----------

Net Decrease in Cash and Cash Equivalents ..................................      (744,890)        (40,331)

Cash and Cash Equivalents, Beginning of Period .............................     2,428,585          72,243
                                                                               -----------      ----------

Cash and Cash Equivalents, End of Period ...................................   $ 1,683,695      $   31,912
                                                                               ===========      ==========

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The interim consolidated financial statements of North American Technologies Group, Inc. and its subsidiaries (the "Company") which are included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and convertible preferred stock convertible into an aggregate of approximately 23,471,612 shares of Common Stock.

(2) Stockholders' Equity

During the first quarter of 2003, the Company issued 618,331 shares of its Common Stock and 552,400 warrants to purchase Common Stock for total gross proceeds of $371,000. The Company also issued 664,998 shares of its Common Stock upon conversion of certain of its Convertible Preferred Stock.

Additionally, the Company issued 138,455 shares of Common Stock for services related to raising capital and issued 50,000 shares of Common Stock to the Chief Executive Officer to satisfy a portion of the Company's 2002 obligation for reimbursable expenses.

The Company's Convertible Preferred Stock is convertible one-for-one into the Company's Common Stock.

(3) Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and independent directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No options were granted during the three month periods ended March 31, 2003 and 2002. Accordingly, no stock-based compensation expense was recognized during the three month periods ended March 31, 2003 and 2002.

                     NORTH AMERICAN TECHNOLOGIES GROUP, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                                                                            Three months ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          2003             2002
                                                                       -----------     -----------
      Net loss, as reported .........................................  $ (789,490)     $ (534,685)
      Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects ..........     (49,000)        (59,000)
                                                                       ----------      ----------

      Pro forma net loss ............................................  $ (838,490)     $ (593,685)
                                                                       ==========      ==========

      Net loss per share:
         Basic and diluted - as reported ............................  $     (.02)     $     (.01)
                                                                       ==========      ==========

         Basic and diluted - pro forma ..............................  $     (.02)     $     (.02)
                                                                       =-========      ==========

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for historical information, the material contained in Management's Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "expect", "estimate", "project", "intend", "plan," "will," "should," "could," "would," "anticipate," "believe," or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption "Risk Factors" in Item 1 in the 2002 Annual Report. Additional factors are described in the Company's other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

The Company is currently focused on the production of the TieTek(TM) Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. ("TieTek"). In addition, the Company has begun and expects to continue to license the TieTek(TM) technology internationally.

RESULTS OF OPERATIONS

Revenues

In January 2000, the Company entered into a contract to sell potentially up to 250,000 crossties to Union Pacific Railroad ("UPR"). In December 2002, the Company entered into a replacement agreement to potentially sell up to 1,000,000 crossties to the UPR over the next six years. The Company has historically produced virtually all of its crossties from a single production line facility located in Houston, Texas. As of December 31, 2002, the Company had produced approximately 69,000 crossties from this facility. During the quarter ended March 31, 2003, the Company produced approximately 14,000 crossties from this facility. Through April 30, 2003, TieTek has sold approximately 82,200 crossties. Most of the Company's crosstie production has historically been sold to UPR, and this is expected to continue for the foreseeable future.

Revenues for the three months ended March 31, 2003 and March 31, 2002 related to the sale of crossties were $881,027 and $412,557, respectively. As of March 31, 2003 and March 31, 2002, the Company had an inventory of 0 and 2,361 crossties meeting UPR specifications, respectively. Additionally, at March 31, 2003, the Company had an inventory of approximately 4,300 crossties not meeting UPR specifications that are available for sale for applications other than railroad use.

Gross Loss

During the three months ended March 31, 2003, the production and sale of TieTek(TM) Crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 5,000 crossties per month, most of which are being sold to UPR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive Company EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended March 31, 2003 gross loss for the Company was $267,513 compared to a gross loss of $439,386 for the three months ended March 31, 2002. The decrease is due to production efficiencies achieved in its limited-production first manufacturing line. The Company is in the process of increasing production and further automating its production facilities which it believes will decrease labor and overhead costs related to production. The Company is also seeking to obtain additional production facilities.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses increased 115% to $397,774 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase reflects primarily the expenditure recorded for the Chief Financial Officer's salary which is 1,000,000 shares of preferred stock and the increase in salary and other employee-related costs as the Company ramped up general and administrative operations in conjunction with the planned increase in production volume. The Company anticipates that SG&A will further increase as production of the TieTek(TM) crossties increases. The Company has increased staff to support 7 day/24 hour operation on line 1 and anticipates increases in staff associated with new production capacity. The Company currently has 28 employees and utilizes seven additional contract employees.

Other Income and (Expense)

Total other expense increased $214,229 to a net other expense of $124,203 in the first quarter of 2003 from a net other income of $90,026 in the first quarter of 2002 primarily due to the interest expense recorded for the convertible promissory note in the amount of $2 million loaned by Avalanche in December 2002 (the "Avalanche Note"), and amortization of the debt discount for the note. There also was $100,000 of other income received in the first quarter of 2002 from the license agreement for the development of the market for crossties in Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, the Company continued to incur a cash flow deficit from operations averaging approximately $240,000 per month. This deficit reflects primarily the negative margins from production of the TieTek(TM) crosstie and corporate overhead. As of March 31, 2003, the Company had a favorable working capital balance of $1,320,586 and a cash balance of $1,683,695.

The Company has made significant progress towards maximum production of the TieTek(TM) crosstie from the first manufacturing line at its existing facility, including the production of approximately 14,000 crossties during the first quarter of 2003. The Company anticipates increasing production capacity during the second quarter of 2003 to approximately 7,000 crossties per month primarily through the purchase of new equipment, and improvements to material handling abilities and to the process of texturing crossties for UPR.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $3,500,000 and $4,000,000, comprised of approximately $400,000 for improvements to its initial production line, approximately $3,300,000 to install its second production line in its Houston facility and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an estimated additional $3,500,000 to $5,000,000 to install a third production line, resulting in what management believes to be optimum total production capacity at the Houston facility of 30,000 ties per month. As of this date, the Company has no commitments for additional financing and there can be no assurance that the Company will be able to obtain financing on terms acceptable to the Company, if at all. Should additional financing not be achieved, the Company will scale operations to attempt to operate profitably on a reduced scale.

During the three months ended March 31, 2003, the Company used $731,411 in cash for its operating activities, reflecting primarily the net loss for the quarter of $789,490 adjusted for net non-cash expenses, which were $144,341. During the three months ended March 31, 2002, the Company used $671,836 in cash for its operating activities, reflecting primarily the net loss for the quarter of $534,685 adjusted for net non-cash expenses, which were $65,868.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

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

Subsequent to the evaluation and through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART II: OTHER INFORMATION

Item 2: Changes in Securities:

During the first quarter of 2003, the Company issued 664,998 shares of Common Stock upon conversion of the Company's Convertible Preferred Stock.

At various dates during the quarter ended March 31, 2003, the Company also issued 618,331 shares of its Common Stock and 552,400 warrants to purchase Common Stock for total gross proceeds of $371,000. These shares were issued to private investors in private placements conducted under Rule 506 of Regulation D promulgated under the Securities Act (the "Securities Act"), exclusively to accredited investors. The warrants are exercisable for shares of Common Stock at a price of $.65 per share for a period of 3 years. These shares and warrants were offered and sold without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sale.

The Company issued 138,455 shares of Common Stock in January 2003 to consultants for services related to raising capital at an effective price of $.60 per share, and 50,000 shares of Common Stock to the Chief Executive Officer in February 2003 as reimbursement for 2002 expenses at an effective price of $.60 per share. These shares were issued in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Item 6: Exhibits and Reports on Form 8-K

(a)     Exhibits


        Exhibit       Description of Exhibit                      Manner of Filing
        No.

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


        Exhibit No.   Description of Exhibit                      Manner of Filing

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

        10.7          Securities Purchase Agreement dated         Incorporated by reference to Form 8-K filed
                      October 2, 2001 by and between North        October 17, 2001
                      American Technologies Group, Inc. and
                      Avalanche Resources, Ltd.

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

        21.           Subsidiaries of Registrant                  Incorporated by reference to the Form S-4

        11.           Computation of Earnings per Share (included on Consolidated
                      Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

        99.1          Certification of Henry W. Sullivan, President and Chief
                      Executive Officer of the Company, as required pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Kevin Maddox, Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports on Form 8-K:

             The Registrant filed a Form 8-K on January 23, 2003 reporting that it had raised $2.4 million in convertible debt and equity, which included a Note Payable Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     North American Technologies Group, Inc.


Date:    May 15, 2003                /s/  Henry W. Sullivan
                                     -------------------------------------------
                                     Henry W. Sullivan
                                     President and Chief Executive Officer


Date:    May 15, 2003                /s/  Kevin C. Maddox
                                     -------------------------------------------
                                     Kevin C. Maddox
                                     Chief Financial Officer

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

  Dated:     May 15, 2003

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

  Dated:      May 15, 2003

  /s/ Kevin C. Maddox
  Chief Financial Officer