Form 10QSB
period 2003-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2003-08-13
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0041789
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14315 West Hardy Road, Houston, Texas 77060

(Address of principal executive offices)

(281) 847-0029

(Issuer’s telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes              No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 43,413,759 common shares outstanding as of August 12, 2003.

Transitional Small Business Disclosure Format (Check One): Yes              No    ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$955,577	$2,428,585
Accounts receivable	316,040	114,804
Inventory	237,940	307,195
Notes receivable	17,610	17,610
Prepaid expenses and other	402,752	72,026

TOTAL CURRENT ASSETS	1,929,919	2,940,220

PROPERTY AND EQUIPMENT, Net	2,475,187	1,987,589

OTHER ASSETS
Patents and purchased technologies, less accumulated amortization of $681,866 and $635,784	1,105,871	1,139,798
Goodwill	1,511,357	1,511,357
Earnest money deposit on Real Estate Purchase	150,000	—
Other	45,352	39,986

TOTAL ASSETS	$7,217,686	$7,618,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$823,486	$853,304
Accrued compensation	—	47,346
Other accrued expenses	94,527	69,332

TOTAL CURRENT LIABILITIES	918,013	969,982
Note Payable, net of debt discount of $131,000 and $262,000, respectively	1,869,000	1,738,000

TOTAL LIABILITIES	2,787,013	2,707,982

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 14,466,946 and 14,131,942 shares issued and outstanding, respectively	20,847,790	21,258,120
Common stock, $.001 par value, 75,000,000 shares authorized 41,563,759 and 39,786,391 shares issued and outstanding	41,564	39,786
Additional paid-in capital	40,430,129	38,951,445
Accumulated deficit	(56,763,810)	(55,338,383)
Stockholder’s subscription receivable	(125,000)	—

TOTAL STOCKHOLDERS’ EQUITY	4,430,673	4,910,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,217,686	$7,618,950

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
SALES	$986,594	$341,415	$1,867,621	$753,972

COST OF SALES	1,148,204	660,895	2,296,744	1,512,838

GROSS LOSS	(161,610)	(319,480)	(429,123)	(758,866)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	407,382	192,940	805,156	378,265

OPERATING LOSS	(568,992)	(512,420)	(1,234,279)	(1,137,131)

OTHER INCOME (EXPENSE):
Interest income	1,412	2,676	2,895	2,701
Interest expense	(115,845)	(6,736)	(231,345)	(18,235)
Other, net	47,488	197,322	37,302	298,822

TOTAL OTHER INCOME (EXPENSE)	(66,945)	193,262	(191,148)	283,288

NET LOSS	(635,937)	(319,158)	(1,425,427)	(853,843)

Comprehensive Loss:

Unrealized loss on marketable securities	—	(407,176)	—	(407,176)
Reclassification Adjustment for Realized Gain Included in Net Loss	—	(192,824)	—	(192,824)

Total Comprehensive Loss	$(635,937)	$(919,158)	$(1,425,427)	$(1,453,843)

COMPUTATION OF NET LOSS PER SHARE:

Net loss attributable to common shareholders	$(635,937)	$(319,158)	$(1,425,427)	$(853,843)

Weighted average number of common shares outstanding—basic and diluted	41,465,035	37,036,807	41,023,648	36,883,899

Net loss per share—basic and diluted	$(.02)	$(.01)	$(.03)	$(.02)

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,425,427)	$(853,843)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of securities	—	(192,824)
Amortization of debt discount	131,000	—
Depreciation and amortization	160,377	132,164
Common Stock issued for services	30,800	—
Preferred stock issued as compensation	295,000	—
Write-off of vendor payables	(45,890)	—
Net change in assets and liabilities	(132,349)	(302,458)

NET CASH USED IN OPERATING ACTIVITIES	(986,489)	(1,216,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	2,000,000
Purchase of property and equipment	(630,850)	(52,401)
Earnest money deposit on land	(150,000)	—
Decrease in notes receivable	—	34,886

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(780,850)	1,982,485

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	—	(200,000)
Sale of common stock	405,350	146,121
Proceeds from stock subscriptions	—	69,615
Payment of costs and fees of equity issuance	(111,019)	(2,067)

NET CASH PROVIDED BY FINANCING ACTIVITIES	294,331	13,669

NET INCREASE (DECREASE) IN CASH	(1,473,008)	779,193

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,428,585	72,343

CASH AND CASH EQUIVALENTS, END OF PERIOD	$955,577	$851,536

NON-CASH INVESTING ACTIVITIES:

Reduction of fixed asset cost based on vendor negotiation.	$(30,366)	—

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(1)    Basis of Presentation

The interim consolidated financial statements of North American Technologies Group, Inc. and its subsidiaries (the “Company”) which are included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2002 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and convertible preferred stock into an aggregate of approximately 26,706,780 shares of Common Stock.

(2)    Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated and thus the Company does not expect the requirements of FIN No. 46 to have a material impact on its consolidated financial condition or results of operations.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No.150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company will adopt the new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003 and does not anticipate that the adoption will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

(3)    Stockholders’ Equity

During the first quarter of 2003, the Company issued 618,331 shares of its Common Stock and 552,400 warrants to purchase Common Stock for total gross proceeds of $371,000. The Company also issued 664,998 shares of its Common Stock upon conversion of certain of its convertible preferred stock.

During the first quarter of 2003, the Company issued 138,455 shares of Common stock for services related to raising capital.

During the second quarter of 2003, the Company issued 57,250 shares of its Common Stock for gross cash proceeds of $34,350. The Company issued 40,000 shares of Common Stock for services at $0.77 per share. The Company had cost associated with equity transactions during the second quarter of $111,019.

During the second quarter of 2003, the Company registered 2,500,000 shares of its Common Stock and issued a one year option to purchase the 2,500,000 shares at $0.60 per share to an individual under the terms of a Consulting and Marketing License Agreement. The individual exercised a portion of the option during the second quarter of 2003 and received 208,334 shares of common stock in exchange for a subscription receivable of $125,000.

During the second quarter 2003, the Company issued 1,000,000 shares of its Preferred Stock at $.59 per share to the Chief Financial Officer as compensation for 2003. The Company has recognized $295,000 in compensation expense for the six months ended June 30, 2003, and has included $295,000 in prepaid wages at June 30, 2003, in connection with the transaction.

The Company’s Convertible Preferred Stock is convertible one-for-one into the Company’s Common Stock.

(4)    Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and independent directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No options were granted to employees or independent directors during the six month periods ended June 30, 2003 and 2002. Accordingly, no stock-based compensation expense was recognized during the six month periods ended June 30, 2003 and 2002.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(635,937)	$(319,158)	$(1,425,427)	$(853,843)
Deduct: Total stock-based employee Compensation expense determined Under fair value based method for all Awards, net of related tax effects	(49,000)	(59,000)	(98,000)	(118,000)

Pro-forma net loss	$(684,937)	$(378,158)	$(1,523,427)	$(971,843)

Net loss, per share:
Basic and diluted, as reported	$(.02)	$(.01)	$(.03)	$(.02)

Basic and diluted, pro forma	$(.02)	$(.01)	$(.04)	$(.03)

(5)    Subsequent Events

Subsequent to June 30, 2003, the Company received aggregate sale proceeds of $1,144,350 in the private placement of its Common Stock at $.60 per share to the majority stockholder and two accredited investors. Of the sale proceeds, $1,020,000 was paid in the form of 408,000 shares of restricted Common Stock of Global Photonic Energy Corporation, having a current market value of $2.50 per share, and the balance of $124,350 was paid in cash.

On August 6, 2003, the Company entered into an agreement for up to $14 million in debt financing from Sponsor Investments, LLC, a group including members of Beta Capital Group, LLC and Sammons Enterprises, Inc. of Dallas, Texas. The first $2.1 million of the financing is scheduled to be drawn August 14, 2003, with the balance to be drawn upon successful completion of due diligence work by Sponsor Investments to be concluded by October 6, 2003. The Company plans to use the proceeds to accelerate construction and start-up of two additional lines of manufacturing equipment and to finance the settlement of litigation. Terms of the financing include 10 year maturity, a variable interest rate, and pledged security interest in plant, equipment and intellectual property. All TieTek™ manufacturing operations will be conducted in a newly-formed subsidiary wholly-owned by the Company. Sponsor Investments will have the option to acquire 49.9% of the new subsidiary for $5 million during years three through seven of the contract period.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statement. In some cases, you can identity forward looking statements by the use of the words “expect”, “estimate”, “project”, “intend,” plan”, “will”, “should”, “could”, “would”, “anticipate”, “believe”, or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Risk Factors” in Item 1 in the 2002 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events

The Company is currently focused on the production of the TieTek™ Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (“TieTek”). In addition, the Company has begun and expects to continue to license the TieTek™ technology internationally.

RESULTS OF OPERATIONS

Revenues

In January 2000, the Company entered into a contract to sell potentially up to 250,000 crossties to Union Pacific Railroad (“UPR”). In December 2002, the Company entered into a replacement agreement to sell potentially up to 1,000,000 crossties. As of December 31, 2002, the Company had produced approximately 69,000 crossties from their one production line in Houston, Texas. Since that time, the Company produced approximately 14,000 crossties during the quarter ended March 31, 2003, and approximately 17,000 crossties during the quarter ended June 30, 2003.

Revenues for the three months ended June 30, 2003 and 2002 related to the sale of crossties were $986,594 and $341,415, respectively.

Revenues for the six months ended June 30, 2003 and 2002 related to the sale of crossties were $1,867,621 and $753,972, respectively. As of June 30, 2003 and 2002, the Company had an unsold inventory of -0- and 2,049 crossties, respectively, meeting UPR specifications. Additionally, at June 30, 2003, the Company had an inventory of approximately 7,230 crossties not meeting UPR specifications that are available for sale for applications other than railroad use.

Gross Loss

During the three months ended June 30, 2003, the production and sale of TieTek™ crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 6,000 crossties per month, most of which are being sold to UPR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance and utilities and equipment leasing, and plant burden including salaries and benefits, facility costs, insurance and other overhead costs. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended June 30, 2003, gross loss for the Company was $161,610, compared to a gross loss of $319,480 for the three months ended June 30, 2002. The decrease is due to production efficiencies achieved in the limited-production first manufacturing line. The Company is in the process of increasing production and further automating its production facilities, which it believes will decrease labor and overhead costs related to production.

During the six months ended June 30, 2003, gross loss for the Company was $429,123 compared to a gross loss of $758,866 for the six months ended June 30, 2002.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses increased 113% to $805,156 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase reflects primarily the expenditure recorded for the Chief Financial Officer’s salary increases and increases in other salary and other employee-related costs as the Company ramped up general and administrative operations in conjunction with the planned increase in production volume. The Company anticipates that SG&A will increase in dollar amount, but decrease on a per tie basis, as the volume of production increases. The Company has increased staff to support 7 day/24 hour operation on line one. The Company currently has 27 employees and utilizes five additional contract employees.

Other Income and Expense

Total other income decreased $474,436 to a net other expense of $191,148 in the second quarter of 2003 from a net other income of $283,288 in the second quarter of 2002 primarily due to the interest expense recorded for the convertible promissory note in the amount of $2 million loaned by Avalanche in December 2002 (the “Avalanche Note”), and amortization of the debt discount for the note. There also was $100,000 of other income received in the first quarter of 2002 from the license agreement for the development of the market for crossties in Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2003, the Company continued to incur a cash flow deficit from operations averaging approximately $160,000 per month. This deficit reflects primarily the negative margins from production of the TieTek™ crosstie and corporate overhead. As of June 30, 2003, the Company had a favorable working capital balance of $1,011,906 and a cash balance of $955,577

The Company has made significant progress towards maximum production of the TieTek™ crosstie from the first manufacturing line at its existing facility, including the production of 17,000 crossties during the second quarter of 2003. The Company anticipates increasing production capacity during the third quarter of 2003 to approximately 8,000 crossties per month primarily through the purchase of new equipment, and improvements to material handling abilities and the process of texturing crossties for UPR.

The Company estimates that its current capital needs to achieve positive cash flow and profitability total between $4,300,000 and $4,800,000, comprised of approximately $300,000 for improvements to its initial production line, approximately $3,500,000 to install its second production line and additional working capital of between $500,000 and $1,000,000. Subsequent to fully funding those needs, the Company will need to raise or finance through internal or other sources an additional $3,500,000 to install a third production line, resulting in what management believes to be optimum total production capacity per plant of 30,000 ties per month.

On August 6, 2003, the Company entered into an agreement for up to $14 million in debt financing from Sponsor Investments, LLC, a group including members of Beta Capital Group, LLC and Sammons Enterprises, Inc. of Dallas, Texas. The first $2.1 million of the financing is scheduled to be drawn August 14, 2003, with the balance to be drawn upon successful completion of due diligence work by Sponsor Investments to be concluded by October 6, 2003. The Company plans to use the proceeds to accelerate construction and start-up of two additional lines of manufacturing equipment and to purchase the shares of its preferred stock in the settlement reached with BACI. Terms of the financing include 10 year maturity, a variable interest rate, and pledged security interest in plant, equipment and intellectual property. All TieTek™ manufacturing operations will be conducted in a newly-formed subsidiary wholly-owned by the Company. Sponsor Investments will have the option to acquire 49.9% of the new subsidiary for $5 million during years three through seven of the contract period. There can be no assurance that this initial debt financing will be consummated, or that the subsequent financings will be funded.

During the six months ended June 30, 2003, the Company used $986,489 in cash for its operating activities, reflecting primarily the net loss for the six months of $1,425,427 adjusted for net non-cash expenses, which were $571,287. During the six months ended June 30, 2002, the Company used $1,216,961 in cash for its operating activities, reflecting primarily the net loss of $853,843 adjusted for net non-cash expenses which were $132,164.

During the second quarter of 2003, the Company entered into a Real Estate Purchase Agreement to acquire approximately 40 acres of land and 185,000 square feet of improvements outside of Marshall, Texas. The total acquisition price is $1,500,000. As of July 1, 2003, the Company has deposited $300,000 in earnest money toward the acquisition. On August 1, 2003, the Company increased the earnest money deposit to total $400,000. Final closing of the purchase of the facility is scheduled for August 15, 2003.

Item 3:    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s Disclosure Controls and Procedures are effective.

Subsequent to the evaluation and through the date of this filing of Form 10-QSB for the quarterly period ended June 30, 2003, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II:    OTHER INFORMATION

Item 1:    Legal Proceedings

On June 2, 2003, the Company reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed by the Company on October 23, 2002 against certain of its directors and Bank of American Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors a d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty to the Company. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, the Company or its designee will purchase from BACI all shares of Preferred Stock owned by it for $875,000 in cash on or before August 31, 2003. The payment for those shares will be secured by the pledge of substantially all the assets of the Company, including its intellectual property. In return, each of the parties to the BACI Lawsuit, except for Mr. Williamson, has agreed to release one another from any claims that were or could have been made in the suit, and the BACI Lawsuit will be dismissed with prejudice, except as to all claims against Mr. Williamson individually. As part of the settlement, the expiration date of the warrants to purchase Company stock held by BACI will be extended to December 31, 2010. The Company intends to either purchase the BACI Preferred Stock and hold those shares as treasury shares, or arrange for the purchase of those shares by a third party.

On July 23, 2003, Mr. Williamson filed a suit styled Douglas C. Williamson v. Kevin C. Maddox, Franklin A. Mathias, Avalanche Resources, Ltd., Robert E. Chain, Dean L. Ledger, Tim R. Reeves and Henry W Sullivan, in the 101st Judicial District Court of Dallas County, Texas, No. 0307404 (the “Williamson Lawsuit”), seeking a temporary restraining order and temporary injunction against the exercise of proxies or voting of shares at the Company’s Annual Meeting of Stockholders scheduled for July 25, 2003. In addition, the Williamson Lawsuit seeks compensatory and special damages, punitive and/or exemplary damages and attorney’s fees for alleged breaches of fiduciary duty by the named defendants arising out of misstatements in the proxy statement, and for libel, defamation, breach of contract and tortious interference with contract. A hearing on the request for temporary restraining order was held on July 24, and the request was denied.

On August 4, 2003, Mr. Williamson filed cross claims in the BACI Lawsuit against the Company and BACI claiming that he was a third party beneficiary of the settlement reached between the Company and BACI, and that therefore the proceeding should be dismissed as to claims against him. Mr. Williamson seeks in the cross claim dismissal of the Company’s claim against him, indemnification from BACI in the event the Company does not dismiss and attorneys’ fees. The Company disagrees with the position taken by Mr. Williamson in the cross claim and intends to vigorously pursue its position in the lawsuit.

Item 2:    Changes in Securities

During the quarter ended June 30, 2003, the Company issued a total of 97,250 shares of its Common Stock in private placements to accredited investors. The Company issued 40,000 shares in exchange for services at $.77 per share and 57,250 shares at $.60 per share for total cash proceeds of $34,350. In addition, the Company granted an option to purchase 2,500,000 shares of Common Stock at a price of $0.60 per share for a period of one year.

The Company issued 1,000,000 shares of preferred stock in June 2003 to the Chief Financial Officer at a price of $0.59 per share for his annual 2003 compensation. All of these equity securities were issued in private transactions in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. None of the transactions involved an underwriter.

Item 6:    Exhibits and Reports on Form 8-K

(a)    Exhibits

11.	Computation of Earnings per Share (included on Consolidated Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin Maddox, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Kevin Maddox, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press release regarding Sponsor Investments LLC financing.

(b)    Reports on Form 8-K filed during the quarter ended June 30, 2003:

The Company filed a report on Form 8-K/A on June 15, 2003 containing exhibits to the Form 8-K previously filed on January 23, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 13, 2003	/s/ Henry W. Sullivan
Henry W. Sullivan President and Chief Executive Officer

Date: August 13, 2003	/s/ Kevin C. Maddox
Kevin C. Maddox Chief Financial Officer