Form 10QSB
period 2003-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2003-11-14
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0041789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14315 West Hardy Road, Houston, Texas 77060

(Address of principal executive offices)

(281) 847-0029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 49,042,796 common shares outstanding as of October 31, 2003.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,398,459	$2,428,585
Accounts receivable	97,468	114,804
Inventory	431,545	307,195
Notes receivable	17,610	17,610
Prepaid expenses and other	231,197	72,026

TOTAL CURRENT ASSETS	2,176,279	2,940,220
PROPERTY AND EQUIPMENT, Net	4,200,659	1,987,589

OTHER ASSETS
Patents and purchased technologies, less accumulated amortization of $710,605 and $635,784 respectively	1,143,491	1,139,798
Goodwill	1,511,357	1,511,357
Investment in unconsolidated affiliate	204,000	—
Other	80,233	39,986

TOTAL ASSETS	$9,316,019	$7,618,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$962,295	$853,304
Accrued compensation	—	47,346
Other accrued expenses	77,379	69,332
Note Payable, Sponsor Investments, LLC	2,100,000	—

TOTAL CURRENT LIABILITIES	3,139,674	969,982
Note Payable, to majority stockholder net of debt discount of $65,500 and $262,000, respectively	1,934,500	1,738,000

TOTAL LIABILITIES	5,074,174	2,707,982

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 6,422,275 and 14,131,942 shares issued and outstanding, respectively	8,748,978	21,258,120
Common stock, $.001 par value, 150,000,000 shares authorized 47,987,786 and 39,786,391 shares issued and outstanding	47,989	39,786
Additional paid-in capital	53,307,058	38,951,445
Accumulated deficit	(57,762,180)	(55,338,383)
Stockholder’s subscription receivable	(100,000)	—

TOTAL STOCKHOLDERS’ EQUITY	4,241,845	4,910,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,316,019	$7,618,950

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
SALES	$382,413	$250,290	$2,250,034	$1,004,262
COST OF SALES	978,412	444,698	3,275,156	1,957,536

GROSS LOSS	(595,999)	(194,408)	(1,025,122)	(953,274)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	328,428	210,036	1,133,584	588,301

OPERATING LOSS	(924,427)	(404,444)	(2,158,706)	(1,541,575)
OTHER INCOME (EXPENSE):
Interest income	1,198	10,988	4,093	13,689
Interest expense	(115,500)	—	(346,845)	(18,235)
Other, net	40,359	321,768	77,661	620,590

TOTAL OTHER INCOME (EXPENSE)	(73,943)	332,756	(265,091)	616,044

NET LOSS	(998,370)	(71,688)	(2,423,797)	(925,531)

COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	—	(407,176)	—	(407,176)
Reclassification adjustment for realized gain include in net loss	—	(192,824)	—	(192,824)

TOTAL COMPREHENSIVE LOSS	$(998,370)	$(671,688)	$(2,423,797)	$(1,525,531)

COMPUTATION OF NET LOSS PER SHARE:
Net loss attributable to common shareholders	$(998,370)	$(71,688)	$(2,423,797)	$(925,531)

Weighted average number of common shares outstanding—basic and diluted	45,324,208	38,594,327	42,472,921	37,460,307

Net loss per share—basic and diluted	$(.02)	$(.00)	$(.06)	$(.02)

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,423,797)	$(925,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sales of securities	—	(192,824)
Amortization of debt discount	196,500	—
Depreciation and amortization	255,150	203,951
Common Stock issued for services	63,300	—
Preferred stock issued as compensation	472,500	—
Write-off of vendor payables	(45,892)	—
Net change in assets and liabilities	(12,982)	(738,191)

NET CASH USED IN OPERATING ACTIVITIES	(1,495,221)	(1,652,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	—	2,000,000
Purchase of property and equipment	(2,423,764)	(419,020)
Decrease in notes receivable	—	34,886
Increase in patents and purchased technologies	(78,515)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,502,279)	1,615,866

CASH FLOWS FROM FINANCING ACTIVITIES
Payment (advances) on notes payable	2,100,000	(200,000)
Sale of common stock	2,226,951	781,954
Proceeds from stock subscriptions	—	69,615
Payment of costs and fees of equity issuance	(276,990)	(54,224)
Repurchase of preferred stock in settlement with BACI, including attorney fees	(1,082,587)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,967,374	597,345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,030,126)	560,616

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,428,585	72,243

CASH AND EQUIVALENTS, END OF PERIOD	$1,398,459	$632,859

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$346,500	$11,738

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reduction of fixed asset cost based on vendor negotiations	$(30,366)	$—

Issuance of Common Stock for investment in closely held company	$204,000

The accompanying notes are an integral part of the consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Notes to INTERIM Consolidated Financial Statements

September 30, 2003

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debt, and convertible preferred stock convertible into an aggregate of approximately 23,782,028 shares of Common Stock.

(2) Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not currently have any variable interest entities that must be consolidated and thus FIN No. 46 did not have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003, which did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

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

During the first quarter 2003, the company issued 50,000 shares of its Common Stock in lieu of compensation.

During the second quarter of 2003, the Company issued 57,250 shares of its Common Stock for gross cash proceeds of $34,350. The Company issued 40,000 shares of Common Stock for services at $0.77 per share. The Company had costs associated with equity transactions during the second quarter of $111,019.

During the second quarter of 2003, the Company registered 2,500,000 shares of its Common Stock and issued a one year option to purchase the 2,500,000 shares at $0.60 per share to an individual under the terms of a Consulting and Marketing License Agreement. The individual exercised a portion of the option during the second quarter of 2003 and received 208,334 shares of common stock in exchange for a subscription receivable of $125,000 which was paid in the 3rd quarter 2003.

During the second quarter 2003, the Company issued 1,000,000 shares of its Preferred Stock at $.59 per share to the Chief Financial Officer as compensation for 2003. The Company has recognized $442,500 in compensation expense for the nine months ended September 30, 2003, and has included $147,500 in prepaid wages at September 30, 2003, in connection with the transaction.

During the third quarter of 2003, the Company issued 2,994,334 shares of its Common Stock for a cash proceeds of $1,555,629, net of placement commissions of $165,971 of which $ 25,000 was issued in Common Stock. The Company also issued warrants to purchase up to 5,119,917 shares of its Common Stock. Additionally the Company issued 1,100,000 shares of Common Stock for legal services at $1.04 per share, 41,667 shares for services associated with equity transactions at $0.60 per share, and 10,000 shares for consulting services at $.75 per share.

During the third quarter of 2003, the Company issued 1,700,000 shares of its Common Stock to its majority shareholder in exchange for 408,000 shares of Global Photonic Energy Corporation, a closely-held development stage company. The 408,000 common shares were originally acquired by the majority shareholder for an average cost basis of $.50 per share or $204,000, which is the asset carrying value on the Company’s balance sheet as this transaction is between entities under common control. The 1,700,000 share issuance is valued at $.60 per share or $1,020,000 which represents management’s estimate of the fair value of the Company’s stock based on the private placement. The difference of $816,000 has been recorded as reduction to equity. The Company’s interest represents approximately 2% of the total outstanding shares of Global Photonic, and accordingly, the investment is accounted for under the cost method.

During the third quarter 2003, the Company issued 578,026 shares of its Common Stock upon conversion of certain of its convertible preferred stock.

During the third quarter 2003, the Company settled certain legal matters which required the purchase and retirement of 7,466,643 shares of preferred stock.

The Company’s Convertible Preferred Stock is convertible one-for-one into the Company’s Common Stock. Subsequent to September 30, 2003, holders of a majority of the preferred shares approved a mandatory conversion of the entire class into common shares on a one-for-one basis. This conversion was effective November 11, 2003.

(4) Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and independent directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No options were granted to employees or independent directors during the nine month periods ended September 30, 2003 and 2002. Accordingly, no stock-based compensation expense was recognized during the nine month periods ended September 30, 2003 and 2002.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(998,370)	$(71,688)	$(2,423,797)	$(925,531)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(49,000)	(59,000)	(98,000)	(118,000)

Pro-forma net loss	$(1,047,370)	$(130,688)	$(2,521,797)	$(1,043,531)

Net loss, per share:
Basic and diluted, as reported	$(.02)	$(.00)	$(.06)	$(.02)

Basic and diluted, pro forma	$(.02)	$(.00)	$(.06)	$(.03)

(5) Subsequent Events

Subsequent to September 30, 2003, the Company received aggregate sale proceeds of $1,392,370 in the private placement of its common stock and warrants exercisable up to 1 year after date of issuance to accredited investors at a subscription price of $.60 per share.

Item 2:    Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

Except for historical information, the material contained in Management’s Discussion and Analysis or Plan of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward looking statement. In some cases, you can identity forward looking statements by the use of the words “expect”, “estimate”, “project”,

“intend,” plan”, “will”, “should”, “could”, “would”, “anticipate”, “believe”, or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Risk Factors” in Item 1 in the 2002 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

The Company is currently focused on the production of the TieTek™ Composite Railroad Crosstie through its wholly owned subsidiary, TieTek, Inc. (“TieTek”). In addition, the Company has begun and expects to continue to license the TieTek™ technology internationally.

RESULTS OF OPERATIONS

Revenues

In January 2000, the Company entered into a contract to sell potentially up to 250,000 crossties to Union Pacific Railroad (“UPR”). In December 2002, the Company entered into a replacement agreement to sell potentially up to 1,000,000 crossties. As of December 31, 2002, the Company had produced approximately 69,000 crossties from their one production line in Houston, Texas. Since that time, the Company produced approximately 14,000 crossties during the quarter ended March 31, 2003, approximately 17,000 crossties during the quarter ended June 30, 2003 and approximately 16,000 crossties during the quarter ended September 30, 2003.

Revenues for the three months ended September 30, 2003 and 2002 related to the sale of crossties were $382,413 and $250,290, respectively.

Revenues for the nine months ended September 30, 2003 and 2002 related to the sale of crossties were $2,250,034, and $1,004,262, respectively. As of September 30, 2003 and 2002, the Company had an unsold inventory of 2,046 and 3,500 crossties, respectively, meeting UPR specifications. Additionally, at September 30, 2003, the Company had an inventory of approximately 14,000 crossties not meeting UPR specifications that are available for sale for applications other than railroad use.

Gross Loss

During the three months ended September 30, 2003, the production and sale of TieTek™ crossties resulted in a negative gross margin, reflecting the small scale and labor intensive nature of this activity. Currently, the Company is producing approximately 6,000 crossties per month, most of which are being sold to UPR. The Company believes the current capacity of its existing production line is approximately 8,000 crossties per month. The Company estimates that production of 8,000 crossties per month would result in plant profit, 13,000 ties per month would result in positive EBITDA (earnings before interest, taxes, depreciation and amortization) and 18,000 crossties per month would result in pretax income. There can be no assurance these estimates are achievable.

Cost of product consists of raw materials, direct costs, including wages and benefits, supplies and maintenance, utilities, equipment leasing, plant burden including salaries and benefits, facility costs, insurance and other overhead costs. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended September 30, 2003, gross loss for the Company was $595,999 compared to a gross loss of $194,408 for the three months ended September 30, 2002. The increase is due primarily to quality control issues discovered during limited production in the first manufacturing line during the third quarter. The Company has corrected the quality control issues with the purchase of new equipment, and has resumed production of ties that meet UPR specifications. The Company has continued the process of increasing production and further automating its production facilities, which it believes will decrease labor and overhead costs related to production.

During the nine months ended September 30, 2003, gross loss for the Company was $1,025,122 compared to a gross loss of $953,274 for the nine months ended September 30, 2002.

Selling, General & Administrative Expenses (SG&A)

SG&A expenses increased 93% to $1,133,584 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase reflects increases in salary and other employee-related costs as the Company ramped up general and administrative operations in conjunction with the planned increase in production volume. The Company anticipates that SG&A will increase in dollar amount, but decrease on a per tie basis, as the volume of production increases. The Company has increased staff to support 7 day/24 hour operation on line one. The Company currently has 33 employees and utilizes four additional contract employees.

Other Income and Expense

Total other income decreased $881,135 to a net other expense of $265,091 in the third quarter of 2003 from a net other income of $616,044 in the third quarter of 2002 primarily due to the interest expense recorded for the convertible promissory note in the amount of $2 million loaned by Avalanche in December 2002 (the “Avalanche Note”), and amortization of the debt discount for the note. There also was $100,000 of other income received in the first quarter of 2002 from the license agreement for the development of the market for crossties in Australia and New Zealand.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2003, the Company continued to incur a cash flow deficit from operations averaging approximately $360,000 per month. This deficit reflects primarily the negative margins from production of the TieTek™ crosstie and corporate overhead. As of September 30, 2003, the Company had a unfavorable working capital balance of $963,395 and a cash balance of $1,398,459.

The Company has made significant progress towards maximum production of the TieTek™ crosstie from the first manufacturing line at its existing facility, including the production of 16,000 crossties during the third quarter of 2003. The Company anticipates increasing production capacity during the fourth quarter of 2003 to approximately 8,000 crossties per month primarily through the purchase of new equipment, and improvements to material handling abilities and the process of texturing crossties for UPR.

On August 6, 2003, the Company entered into an agreement for up to $14 million in debt financing from Sponsor Investments, LLC, a group including members of Beta Capital Group, LLC and Sammons Enterprises, Inc. of Dallas, Texas. The first $2.1 million of the financing was drawn August 14, 2003, with the balance to be drawn upon successful completion of due diligence work by Sponsor Investments which is expected to be concluded by November 15, 2003. The Company used the initial $2.1 million to close the purchase of $1.5 million of real estate in Marshall, Texas for its new manufacturing plant, accelerate construction and start-up of two additional lines of manufacturing equipment and to purchase the shares of its preferred stock in the settlement reached with BACI (see Part II, Item 1: Legal Proceedings below). The initial loan is payable in six months. If the full financing is provided, the initial loan will be part of a single credit facility including a 10 year maturity, variable interest rate, and pledged security interest in plant, equipment and intellectual property. All TieTek™ manufacturing operations will be conducted in a newly-formed subsidiary wholly-owned by the Company. Sponsor Investments will have the option to acquire 49.9% of the new subsidiary for $5 million during years three through seven of the contract period in the event they provide the full $14 million facility. There can be no assurance that the subsequent financings will be funded.

During the nine months ended September 30, 2003, the Company used $1,495,221 in cash for its operating activities, reflecting primarily the net loss for the nine months of $2,423,797 adjusted for net non-cash expenses, of which were $255,150 and preferred stock paid as compensation of $472,500. During the nine months ended

September 30, 2002, the Company used $1,652,595 in cash for its operating activities, reflecting primarily the net loss of $925,531 adjusted for net non-cash expenses which were $203,951.

As discussed above, the Company finalized the closing on its Real Estate Purchase acquiring approximately 40 acres of land and 185,000 square feet of improvements outside of Marshall, Texas. The total acquisition price is $1,570,158.

Item 3:    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

On June 2, 2003, the Company reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed by the Company on October 23, 2002 against certain of its directors and Bank of American Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty to the Company. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, the Company purchased from BACI all 7,466,643 shares of Preferred Stock owned by it for $875,000 in cash on August 28, 2003. In return, each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

On July 23, 2003, Mr. Williamson filed a suit styled Douglas C. Williamson v. Kevin C. Maddox, Franklin A. Mathias, Avalanche Resources, Ltd., Robert E. Chain, Dean L. Ledger, Tim R. Reeves and Henry W. Sullivan, in the 101st Judicial District Court of Dallas County, Texas, No. 0307404 (the “Williamson Lawsuit”), seeking a temporary restraining order and temporary injunction against the exercise of proxies or voting of shares at the Company’s Annual Meeting of Stockholders scheduled for July 25, 2003. In addition, the Williamson Lawsuit seeks compensatory and special damages, punitive and/or exemplary damages and attorney’s fees for alleged breaches of fiduciary duty by the named defendants arising out of misstatements in the proxy statement, and for libel, defamation, breach of contract and tortious interference with contract. A hearing on the request for temporary restraining order was held on July 24, and the request was denied.

On August 4, 2003, Mr. Williamson filed cross claims in the BACI Lawsuit against the Company and BACI claiming that he was a third party beneficiary of the settlement reached between the Company and BACI, and therefore the proceeding was dismissed against him. Mr. Williamson seeks in the cross claim dismissal of the Company’s claim against him, indemnification from BACI in the event the Company does not dismiss and attorneys’ fees. The Company disagrees with the position taken by Mr. Williamson in the cross claim and intends to vigorously pursue its position in the lawsuit.

Item 2:    Changes in Securities

During the quarter ended September 30, 2003, the Company issued an aggregate of 6,424,027 shares of its Common Stock in private placements to accredited investors. Of that total, 4,694,334 shares were issued in a private placement at $.60 per share to accredited investors; 1,100,000 shares were issued at $1.04 per share in exchange for legal services in the BACI lawsuit, 41,667 shares were issued at $.60 per share in exchange for costs associated with equity, and another 10,000 shares were issued at $.75 per share for consulting services. The Company also issued 578,026 shares of common Stock upon conversion of the Company’s Convertible Preferred Stock. In addition, the Company granted warrants to purchase 5,119,917 shares of Common Stock at a price of $.60 per share expiring August 31, 2004. All of these equity securities were issued in private transactions in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated there under. None of the transactions involved an underwriter.

Item 4:    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on July 25, 2003 the shareholders elected each of the directors named, and approved each of the matters described, in the proxy statement for the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:

MATTER VOTED ON:		FOR	WITHHELD OR AGAINST	ABSTAIN AND NON-VOTES
1.	Amend Article IX of the Restated Certificate of Incorporation to permit a director to be removed by the stockholders without cause.	38,129,961	499,581	129,800
2.	Remove Douglas C. Williamson as a Class III director.	38,113,609	508,355	137,378
3.	Elect John C. Malone to fill the unexpired term of Mr. Williamson as a Class III director.	41,312,855	480,969	1,092,648
4.	Elect two Class I directors:
	Tim R. Reeves	41,287,470	1,578,002	0
	Robert E. Chain.	41,287,470	1,578,002	0
5.	Amend the Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 150,000,000.	36,666,790	1,404,251	688,300
6.	Ratify issuance to Chief Financial Officer of 300,026 shares of common stock and 1,000,000 shares of 5% Convertible Preferred Stock.	36,717,051	1,885,944	176,347
7.	Ratify appointment of Mann Frankfort Stein & Lipp CPAs, L.L.P. as independent auditors.	42,442,784	388,927	55,261

Item 5.    Other Information

On October 28, 2003, the Company received notification from Nasdaq that the Company’s securities would continue to be listed on The Nasdaq SmallCap Market without interruption. Nasdaq had previously announced that the Company’s securities would be delisted based on its failure to comply with the minimum bid price and listing of additional shares requirements, and because it sold shares at a discounted price to an insider without shareholder approval, each in violation of Marketplace Rules. After an oral hearing before a Nasdaq Panel on September 11, 2003, the Nasdaq Panel determined that the Company had evidenced compliance with the minimum bid price requirement, and satisfied the listing of additional shares requirement. A press release reporting this notification was made by the Company on October 29, 2003.

Item 6:    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Articles of Amendment to Certificate of Incorporation amending Article IV

3.2	Articles of Amendment to Certificate of Incorporation amending Article IX

11.	Computation of Earnings per Share (included on Consolidated Statements of Operations and Comprehensive Loss on page 4 of this Form 10-QSB).

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin Maddox, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Kevin Maddox, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K filed during the quarter ended June 30, 2003:

The Company filed a report on Form 8-K on July 17, 2003 reporting $1,144,350 in proceeds from the private placement of common stock.

The Company filed a report on Form 8-K on August 18, 2003 reporting an aggregate of $3 million in proceeds from the private placement of common stock.

The Company filed a report on Form 8-K on September 18, 2003 containing an unaudited interim balance sheet as of August 18, 2003 reflecting the proceeds from the private placement of common stock and the acquisition of the Marshall Plant Facility.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: November 14, 2003	/s/ Henry W. Sullivan
Henry W. Sullivan President and Chief Executive Officer

Date: November 14, 2003	/s/ Kevin C. Maddox
Kevin C. Maddox Chief Financial Officer