Form 10KSB
period 2003-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2004-03-16
CIK 808013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	33-0041789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14315 West Hardy Road

Houston, Texas 77060

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (281) 847-0029

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State registrant’s revenues for its most recent fiscal year: $2,570,759

The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the price at which the stock was sold as of March 3, 2004 was $30,046,680, determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.

As of March 3, 2004, there were 66,134,882 shares of Common Stock, par value $.001 per share, outstanding.

The proxy statement of the registrant will contain information incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB and will be filed with the Securities and Exchange Commission by April 29, 2004.

Transitional Small Business Disclosure Format (check one) ☐ YES ☒ NO

PRIVATE SECURITIES LITIGATION

REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-KSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to “the Company,” “we”, “us, “our”, or other similar terms, refers to North American Technologies Group, Inc. (“NATK”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TieTek”), TieTek’s subsidiary TieTek LLC and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

Overview

Our principal business is the manufacture and marketing of TieTek™ products through our TieTek subsidiary. Our main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, over 130,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. We began commercial manufacturing and shipping of crossties from our Houston facility during the third quarter of 2000. In December 2002, we entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“UPR”) over a six year period. As of December 31, 2003, we have sold over 102,000 TieTek™ crossties to UPR under the new agreement (the “UPR Agreement”) and a predecessor agreement.

Recent Developments

New Manufacturing Facility. In August 2003, we purchased a 185,000 square foot facility on 40 acres of land near Marshall, Texas. We are in process of constructing two new manufacturing lines that will be capable of producing up to 24,000 TieTek™ crossties per month. The Marshall facility is on a main rail line of UPR and will principally service the UPR Agreement. This facility contains significant infrastructure to support the manufacturing lines, including a rail spur, truck docks and overhead cranes. We anticipate the manufacturing lines will be capable of operating at full-scale production by the end of the second quarter of 2004. Further, we anticipate constructing additional capacity in the future at the Marshall plant.

Tie Investors, LLC Financing. In August 2003, we entered into an initial financing agreement with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), in which $2,100,000 was loaned to our Company (the “Bridge Loan”). The proceeds of the Bridge Loan were used to complete the acquisition of the new manufacturing facility in Marshall, Texas and fund the purchase of shares in connection with the settlement of the BACI Lawsuit (See “Item 3. Legal Proceedings”). In February 2004, NATK, TieTek and TieTek LLC entered into a new loan agreement with Tie Investors providing for loans of up to $14,000,000 (the “Tie Investors Credit Facility”) to be used to finance the operations of TieTek LLC. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the Bridge Loan. An additional $4,900,000 remains available under the Tie Investors Credit Facility. The terms of the loan include a 10 year maturity, a variable interest rate of 500 basis points over the prime rate and the pledge of all the plant, equipment and intellectual property relating to TieTek’s crosstie operations.

As further consideration for the Tie Investors Credit Facility, Sponsor was granted the option (the “Sponsor Option”) to purchase up to 49.9% of TieTek LLC for $5,000,000 at any time between February 5, 2006 and February 5, 2011 (such option price subject to reduction described under “Restructuring of Payments to Royalty Holders”). NATK will have one year from the date of option exercise to either sell its interest to Sponsor, or purchase Sponsor’s interest, at the same offering price. Sponsor currently controls a majority of the Board of Managers of, and the right to receive certain fees and distributions from, TieTek LLC. The agreement with Sponsor further prohibits us and Sponsor from competing with TieTek LLC and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek LLC, without first offering such business opportunities to TieTek LLC. If NATK or Sponsor is unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party may pursue such business opportunity for its own interest, but must pay TieTek LLC a royalty of 5% (or as otherwise agreed) of any revenues generated from such business opportunity. See “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a more complete description of this financing arrangement.

NATK is required to obtain the approval of its stockholders for the TieTek Investors Credit Facility, the Sponsor Option and the transfer of TieTek’s assets to TieTek LLC prior to May 6, 2004. Three of our stockholders, whose shares represent approximately 56% of our outstanding shares, have agreed with Sponsor to vote in favor of the Sponsor financing. Upon the receipt of approval of this transaction by our stockholders, all TieTek assets, including the intellectual property, related to the crosstie manufacturing operations will be transferred to TieTek LLC, and NATK and TieTek will be released from liability under the loan.

Significant Capital Raises. During 2003, we raised net proceeds of approximately $7,122,000 (including subscriptions receivable of $1,002,100) from the sale of 12,834,935 shares of our Common Stock and warrants to purchase 14,652,335 shares of our Common Stock. These proceeds enabled NATK to continue funding TieTek operations and purchase equipment for the new facility in Marshall prior to the execution of the Tie Investors Credit Facility. Upon funding of the $9,100,000 by Tie Investors on February 11, 2004, NATK was reimbursed $4,650,787 for funds provided to TieTek during the interim period for certain equipment purchases, operations and other purposes. Upon receipt of these funds, NATK retired the $2,000,000 note payable to Avalanche Resources, Ltd (“Avalanche”), its largest stockholder.

On March 8, 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 of Series AA Convertible Preferred Stock (“Series AA”) and $2,500,000 of Series BB Convertible Preferred Stock (“Series BB”). Under the terms of the Securities Purchase Agreement, the Company sold $7,000,000 of Series AA and committed to sell an additional $7,000,000 should certain events occur. The Series AA is convertible into Common Stock at $1.08 per share, has annual dividends payable in cash or Common Stock of 6% per annum and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock has trades 250% above the conversion price for 30 days. In addition, the Company is required to issue warrants equal to 40% of the number of shares of Common Stock that the stated value of Series AA would purchase using an average closing price of the Common Stock. The purchaser of the Series BB surrendered and cancelled warrants to purchase 4,166,667 shares of Common Stock of NATK. The Series BB is convertible into Common Stock at $.60 per share, has no dividends payable and is not mandatorily redeemable. No warrants were issued in connection with the Series BB.

As a result of the execution of the Tie Investors Credit Facility and the proceeds from sales of our Common Stock and Preferred Stock, we believe NATK and TieTek (via the newly formed TieTek LLC) will have sufficient capital to fund its operations in 2004. Although we believe TieTek could have sufficient capital to achieve positive cash flow and profitability in late 2004, additional capital will be needed to fund further expansion of the Marshall and Houston plants and any additional plants in the future. The transaction with Sponsor will enable NATK to use its resources to pursue other opportunities, including new joint opportunities with Sponsor relating to the Company’s historical crosstie operations or related technology (or without Sponsor to the extent it elects not to participate in such opportunities) or other ventures unrelated to its historical business. As of March 11, 2004, NATK had over $14,000,000 in cash (including the proceeds from the sale of Preferred Stock), a small amount of payables, no debt and a low negative monthly cash flow.

Management and Structural Changes to NATK and its Subsidiaries. As a result of the closing of the Sponsor financing, our Board of Directors and certain officer positions have been reconstituted. Dr. Henry W. Sullivan will focus his efforts on TieTek LLC. Dr. Sullivan has resigned his position as President, CEO and Director of NATK and has become the President of TieTek LLC. Kevin C. Maddox will also serve on the Board of Managers of TieTek LLC. Mr. Maddox resigned his position as Chief Financial Officer of NATK and has been appointed President and CEO of NATK. NATK has contracted with Slash Pine Ventures, LLC, a financial and management consulting firm, to provide John N. Bingham in the capacity of Acting Chief Financial Officer for NATK. As a result of Dr. Sullivan leaving the Board and the resignation of William C. Thompson, NATK has five members on its Board of Directors.

Restructuring of Payments to Royalty Holders. In connection with the transfer of our operating assets to TieTek LLC, we renegotiated our royalty agreement (“the “Royalty Agreement”) with the owners of the TieTek™ technology who include Dr. Sullivan (the “Royalty Holders”). The Royalty Agreement required NATK to (i) pay the Royalty Holders $250,000 in cash at the signing of the agreement, (ii) issue the Royalty Holders 500,000 shares of NATK Common Stock, and (iii) pay the Royalty Holders through 2005 a royalty of 1-1/4%, and thereafter through 2013 a royalty of 2-1/2%, of the net revenues from the sale of TieTek™ products or technology. After we have obtained stockholder approval of the transfer of the operating assets, including the technology, to TieTek LLC, that entity will pay the Royalty Holders the royalty described in (iii) above, instead of NATK. In addition, the exercise price for the Sponsor Option to purchase 49.9% of TieTek LLC will be reduced by one-half of the amount of royalty payments made by TieTek LLC to the Royalty Holders, plus imputed interest. If the Sponsor Option is reduced to $10 as a result of payments to the Royalty Holders, future royalty payments will be assumed by NATK. Royalty payments are capped at $1,000,000 per annum, but if in any year after the $1,000,000 cap has been reached the royalty payments are less than that amount, then such deficit can be added to the next year’s royalty payment.

Industry Overview

Description of the Market. A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track contributes to maintaining the rail “gauge” or spacing and to supporting and distributing the forces of the loaded train. Although different types of “crossties” or “ties” have been used throughout the history of railroad construction, the hardwood crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or “in gauge”), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the “nailability” of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the United States (“U.S.”) has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new wood ties in North America is estimated, based on industry reference materials, to exceed 18 million ties per year while demand in the rest of the world is estimated to be more than 60 million ties per year.

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

While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wooden ties. Generally, the technical requirements of a railroad crosstie are described as follows:

•	The tie must be able to support the weight and dynamic forces of the rail and train without damage to the tie or the rail.

•	The tie must be able to interact with the ballast and distribute the weight of the train to the underlying roadbed.

•	The tie must be able to maintain the gauge of the track on straight runs and curves and prevent the rail from “rolling over” on curves.

•	The rail should be able to be fastened to the tie cheaply and efficiently. If spikes are used, the tie must be able to hold the spike for the life of the tie.

•	The tie must be stiff enough to support the load, but be flexible enough to absorb the impact and vibration of passing trains with minimal damage to the track, the train and the tie.

•	The tie should resist decay with minimal degradation of original properties over time.

•	The tie must not conduct electrical impulses between the rails.

Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties can be compared to wooden ties in these critical areas, but the ultimate test is performance under load on actual track. TieTek™ crossties continue to perform successfully against these standards.

Technology Development

Overview. The specific TieTek™ technology is based on our know-how to combine rubber and plastic to create products with unique capabilities. We determined that rubber and plastic alone could not meet all the required performance criteria for railroad crossties, and after years of product development, discovered a combination of several different components that produce a composite crosstie with the desired properties.

The TieTek™ crosstie formula is a proprietary mixture of rubber from recycled tires, plastics, other waste materials, additives, fillers and reinforcement agents. The current formulation was developed after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other properties of wood. The product development effort recognized the need to be competitive with the price of wood by using low cost raw materials. We believe the current formulation meets these objectives. While the primary focus is to produce ties based on the established technology, research will continue to further optimize the performance and cost characteristics of the TieTek™ crosstie and to evaluate other applications of the technology. The exact formulation of TieTek™ crossties is proprietary and is covered under a current patent which expires in 2016.

We believe the TieTek™ crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Unlike wooden ties, every TieTek™ crosstie is essentially the same, and has consistent quality and properties. Tests have shown that the TieTek™ crosstie should maintain its properties far longer than most wood ties. The TieTek™ crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. They contain no toxic preservatives and are resistant to decay and bug infestation.

Patents and Proprietary Protection. We received a patent protecting the formula and range of compositions of the TieTek™ technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent has been filed for extensive international registration under the procedures of the International Patent Treaty. In addition, we have applied for additional patent coverage regarding the product and manufacturing process technology. The new patents being applied for would, if granted, significantly extend the protection provided by U.S. Patent # 5,886,078.

There is currently no patent protection for any other of our TieTek products or technologies. A substantial number of patents have been issued in the markets in which we compete, and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive. We can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that we will have the financial resources available to enforce and defend our intellectual property rights should they be challenged. As used in this context and throughout this Report, “proprietary information” refers to our technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how.

Independent Production Testing. The TieTek™ crosstie has undergone a range of tests conducted at several independent testing facilities. The TieTek™ crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at The Wood Science Laboratory at the University of Illinois. This laboratory is highly credible with the railroad industry. In this series of tests, the TieTek™ crosstie’s performance was comparable to that of wooden ties. The laboratory also conducted accelerated aging tests which showed the TieTek™ crosstie had a slower rate of degradation of its properties than is common with wooden ties. These tests indicate that the TieTek™ crosstie can be used interchangeably with wood and will last longer than creosote-treated wooden ties.

We have also tested our crosstie at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the American Association of Railroads, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. In a heavy load test at Pueblo, which is still ongoing, TieTek’s crossties have experienced over 800,000,000 gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with no problems of any kind. The TTCI tests confirm that the TieTek™ crosstie still meets the requirements of the industry after the equivalent of many years of commercial service. TieTek™ crossties in commercial track installations have experienced over 1,000,000,000 gross tons of load.

These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek™ crossties installed to date have experienced no performance problems.

Manufacturing

Process. There are four basic functions in the TieTek manufacturing process:

•	Raw Material Selection and Handling – There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

•	Compounding and Mixing - Mixing, melting and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt (non-melts). The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek™ technology and includes patented and other proprietary techniques that we believe are unique to the TieTek™ crosstie.

•

Shaping, Forming and Cooling - The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek™ technology produces a crosstie, with dimensions of 7” x 9” x 9’ (which can be modified to special order), and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties. We texture the exterior of the crosstie to improve interaction with the ballast.

•	Quality Assurance - We have established a series of quality control steps to verify the structural integrity of each crosstie produced. The testing is non-destructive and provides a record of each crosstie for complete quality control of the manufacturing system, as well as improved customer confidence. The data provides process information for improved operation and continued product development.

Raw Material. The raw materials used in our product are readily available from multiple suppliers. Avangard Industries, Inc. of Houston, Texas, a supplier of recycled plastics, provided 62% of all our raw material purchases during 2003. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek™ crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek™ crossties. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, we have focused on using a variety of low-grade sources of recycled plastic that should be readily available and priced below other materials. The TieTek™ technology and process design has been specifically configured to readily accept recycled plastic that could not be processed into solid parts or film using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. We will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

Production. Approximately 123,000 TieTek™ crossties have been manufactured at the Houston plant since its startup in 2000. Currently, we are producing approximately 4,500 ties per month, most of which are being sold to UPR under contract. Certain improvements to the production resulted in increased production capacity of the Houston plant during 2003. In July 2003, we produced 7,000 TieTek™ crossties, the largest amount of monthly production since opening of the Houston plant. We produced 32,500 ties in 2001, 32,300 ties in 2002 and 54,000 ties in 2003 at an average cost per tie of $115.90, $91.59 and $84.42, respectively.

During 2003 we purchased a facility in Marshall, Texas and are constructing two additional production lines capable of producing up to 22,000 ties per month. In addition, we will complete additional upgrades to our Houston plant that will improve production capacity to 8,000 ties per month. We believe full-scale production of up to 30,000 ties per month can be achieved by late 2004 and the average cost per tie will be reduced significantly.

Sales and Marketing

Overview and Strategy. We believe there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wooden creosote-treated ties. Factors affecting these trends are:

•	The railroad infrastructure in North America is mature and requires constant maintenance. More than 18 million ties are purchased each year as replacements for aged wooden ties.

•	The ongoing trend to heavier loads and higher speeds will exacerbate the rate of failure of wooden ties.

•	There is a strong economic motivation to use longer life ties because the replacement and disposal of an old tie actually costs several times the cost of the new tie alone. In addition, the maintenance process can impact the freight carrying (and revenue producing) capacity of the track.

•	Quality hardwoods are in tight supply with declining areas of mature forests and environmental pressure to protect trees.

•	Wood ties must be protected with preservatives such as creosote to achieve even a tolerable economic life. Creosote and other preservatives are toxic chemicals that pose a potential liability for the railroads. Environmentalists and many lawsuits have raised the liability issue of creosote treated wood crossties.

•	Wood ties are inconsistent by nature, with physical properties and overall quality varying from sawmill to sawmill and tree to tree.

The TieTek™ crosstie is consistent, interchangeable with wood ties, resists water and insect damage without preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek™ crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Creosote treated wooden ties cost between $35 and $40 in the U.S. and substantially more in many parts of the world. The TieTek™ crosstie has been sold at a significant premium over wood ties because it has superior life-of-the-tie economics.

We anticipate that, in addition to direct sales, we will employ a combination of marketing representatives, licensees, joint venture partners, and other business combinations to manufacture, market and distribute the product in both the U. S. and throughout the world. We have also advertised in trade journals and presented several papers to railroad industry groups. In addition, the TieTek™ crosstie has been discussed in many articles appearing in the railroad industry trade press.

Major Customers. Our sales to UPR represented 91% of total revenues for the year ended December 31, 2003. For the year ended December 31, 2002, our sales to UPR represented 87% of total revenues.

We have sold and installed TieTek™ crossties at a number of other major railroads, including Burlington Northern and CSX. In addition, we have sold and installed our ties in several parts of the world, including Australia, India, Japan, Bangladesh Thailand, Brazil and Canada. We plan to obtain contracts with other major U.S. railroads similar to the UPR Agreement. Internationally, we plan to use licensees, joint venture partners and government contracts to expand markets.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek™ crossties in Australia and New Zealand. The agreement requires a base level license fee with agreed milestones and percentage royalties based on production. Oz-Tex is on schedule with its production and all required payments have been made to date. In 2002, Oz-Tex paid $200,000 to maintain the license. In January 2004, NATK exercised its option to receive a 20% equity ownership in Oz-Tex. In March 2004, Oz-Tex began small scale production of crossties from its facility in Temora, New South Wales.

In March 2001, we entered into a memorandum of understanding with Patil Industries, Ltd (“Patil”), the largest concrete crosstie manufacturer in India. Patil has been testing the use of TieTek™ crossties on rail bridges where concrete is not an alternative. We anticipate negotiating a license agreement with Patil in 2004.

All rights, royalties and other payments due under the agreements with Oz-Tex and Patil will be transferred to TieTek LLC upon receipt of stockholder approval.

Competition

We believe that the primary market niche for the TieTek™ crosstie is a share of the wood tie replacement market. We view the producers of hardwood ties as our primary market competition. The treated wood tie industry in the U.S. is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Kerr McGee, Mellott Wood Preserving Company and Western Tar Products Corporation. Kerr McGee announced its decision to exit the market in 2002. We believe that the wood tie will continue to be the dominant factor in the market for many years. However, the TieTek™ crosstie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood.

Neither concrete nor steel can be used in a mixed maintenance program with wood because the physical properties are drastically different from wood. Concrete and steel ties require special fasteners as well as dedicated installation equipment and procedures. We believe that concrete and steel ties will continue to be used for new track (where incompatibility with wood is not a problem) and other special situations, but that they will not replace the wooden crosstie as the dominant technology. The TieTek™ crosstie may compete well with steel and concrete, particularly because the TieTek™ crosstie currently has a cost advantage, but the largest and most logical market target is to earn a share of the dominant wood tie segment.

There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum) and steel/concrete/rubber/plastic (Primix). We believe that our tie is a more salable, more proven and more accepted product and technology than any competitor. In addition, most of these companies are significantly undercapitalized. While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, we believe we are in a unique position by producing and marketing large volumes of TieTek™ crossties, by entering into strategic partnerships with licensees, suppliers and customers, by continuing testing and reporting, by making product and process improvements, and by being a strategic supplier to the railroad industry. We realize the advantages and obligations of being the sole supplier of a new product to a mature industry and are moving quickly to attempt to consolidate our business position.

Human Resources

We currently have 29 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

In 1998, we entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas and installed one production line. The lease is renewable at our option for ten consecutive periods of five years each. The monthly rental is $15,246. The lease provides for a CPI adjustment to the monthly rental at the beginning of every renewal period.

During 2003, we purchased a 185,000 square foot building on 40 acres of land in Marshall, Texas from Trinity Industries, Inc. We are currently in process of installing two production lines at the Marshall facility and anticipate it being capable of full-scale production by the end of the second quarter of 2004.

We believe our facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

On June 2, 2003, we reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed on October 23, 2002 against certain of our directors and Bank of American Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, we purchased 7,466,643 shares of our 5% Convertible Preferred Stock from BACI for $875,000 cash. The Company incurred $207,588 of cash expenses and issued 1,100,000 shares of Common Stock valued at $1.04 per share for legal services associated with the BACI Lawsuit. In return, each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

On July 23, 2003, Mr. Williamson filed a suit styled Douglas C. Williamson v. Kevin C. Maddox, Franklin A. Mathias, Avalanche Resources, Ltd., Robert E. Chain, Dean L. Ledger, Tim R. Reeves and Henry W. Sullivan, in the 101st Judicial District Court of Dallas County, Texas, No. 0307404 (the “Williamson Lawsuit”), seeking compensatory and special damages, punitive and/or exemplary damages and attorney’s fees for alleged breaches of fiduciary duty by the named defendants arising out of misstatements in the proxy statement, and for libel, defamation, breach of contract and tortious interference with contract. In March 2004, we reached an agreement with Mr. Williamson under which both sides released their claims against one another and BACI entities and employees and dismissed all remaining litigation.

From time to time we may be involved in various legal actions arising in the normal course of business for which we maintain insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, we did not submit any matters to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol “NATK.” The following table sets forth, for the periods indicated, the range of high and low bid prices of our Common Stock as reported by NASDAQ.

Period	High Bid	Low Bid
2004
First Quarter (through March 3)	$1.31	$0.85

2003
First Quarter	$1.01	$0.60
Second Quarter	$0.85	$0.68
Third Quarter	$1.33	$0.51
Fourth Quarter	$1.22	$0.75

2002
First Quarter	$1.10	$0.60
Second Quarter	$0.85	$0.41
Third Quarter	$0.60	$0.31
Fourth Quarter	$0.99	$0.21

The high and low bid prices for our Common Stock are inter-dealer prices without retail mark-ups or commissions and may not represent actual transactions.

Holders

As of December 31, 2003, we had approximately 500 stockholders of record of our Common Stock. Avalanche owns 32,778,786 shares of our Common Stock, approximately 50% of the outstanding shares as of March 3, 2004. Of these shares, 31,078,786 are eligible to vote. In addition, Avalanche owns warrants to purchase 3,700,000 shares of our Common Stock.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not contemplate paying cash dividends in the foreseeable future. It is our present intention to utilize all available funds for expansion of production capacity and working capital.

Equity Compensation Plans

Our 1999 Stock Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under the Plan. The following table contains information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,029,722	$2.94	7,789,018
Equity compensation plans not approved by security holders	—	—	—

Total	2,029,722		7,789,018

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, we sold a total of 6,665,020 shares of our Common Stock and warrants to purchase an additional 10,516,684 shares of Common Stock in private placements to accredited investors for gross proceeds of $3,999,008. We incurred $301,541 of offering costs associated with these private placements. In addition, we issued 15,000 shares of our Common Stock in exchange for consulting services. All of these equity securities were issued in private transactions in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. None of the transactions involved an underwriter.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Critical Accounting Policies

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

Inventories - Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Revenue Recognition - Product revenues are recognized when the products are shipped except for products sold to UPR. We provide storage facilities for crossties sold to UPR. UPR revenues are recognized upon acceptance by UPR which is upon completion of production. Royalty revenues are recognized when earned.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers at December 31, 2003. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary.

Liquidity and Capital Resources

As of December 31, 2003, we had negative working capital of $680,602. For the year ended December 31, 2003, we incurred a net loss of $5,232,854. This loss included $1,873,985 of non-cash related expenses. Although negative cash flow from operations increased in 2003, the gross margins from the increased production improved in 2003. During 2003, we incurred a cash flow deficit from operations averaging approximately $250,000 per month. The deficit will likely decrease as production volumes increase in 2004. As a result of the closing of the Tie Investors Credit Facility and additional capital raises subsequent to December 31, 2003, we believe the current level of working capital to be adequate to fund projected operating levels through December 31, 2004.

During 2003 and 2002, we made significant progress towards commercial production of the TieTek™ crosstie. Progress included the production of 54,000 crossties in 2003 and 32,300 in 2002 and the signing of the UPR Agreement for 1,000,000 ties. Currently, we are producing approximately 4,500 crossties per month. We estimate that production from each plant of 8,000 crossties per month could result in a gross profit and 13,000 crossties per month could result in positive EBITDA .

Over the past two years, our principal source of capital has been through the issuance of convertible notes, debt and Common Stock and warrants as set forth below:

During 2002:

•	We issued 2,016,040 shares of Common Stock and warrants to purchase 36,706 shares of Common Stock for net cash proceeds of $1,023,905.

•	We issued 219,712 shares of Common Stock for costs associated with fund raising activities. The Common Stock was issued at a range of $.50 to $.60 per share.

•	We issued a total of 46,222 shares of our Common Stock at the current market price for accrued compensation and issued 300,026 shares of our Common Stock to our Chief Financial Officer and recognized compensation expense of $123,000.

•	We executed a note payable convertible into 3,333,333 shares of our Common Stock with Avalanche, our largest stockholder, for $2,000,000 and issued a warrant to Avalanche to purchase 2,000,000 additional shares of Common Stock.

During 2003:

•	We issued 12,834,935 shares of our Common Stock and warrants to purchase 14,652,335 shares of Common Stock for total gross proceeds of $7,122,428 (includes subscriptions receivable of $1,002,100).

•	We issued 163,455 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock for services related to raising capital.

•	We issued 65,000 shares of Common Stock and a warrant to purchase 40,000 shares of Common Stock for consulting services.

•	We issued 1,000,000 shares of Preferred Stock that was subsequently converted to Common Stock at $.59 per share to our former Chief Financial Officer who is now the Chief Executive Officer and recognized compensation expense of $590,000.

•	We issued 1,100,000 shares of Common Stock for legal services associated with the BACI lawsuit.

•	We issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock to Avalanche in exchange for 408,000 shares of Global Photonic Energy Corporation (“GPEC”). The GPEC common stock was recorded at the original cost of $.50 per share or $204,000 as this transaction was between entities under common control. Based on the most recent private placement of GPEC common stock, the fair value was $2.50 per share.

In August 2003, NATK, its wholly owned subsidiary TieTek, and TieTek LLC entered into a Bridge Loan with Tie Investors, a company affiliated with Sponsor, pursuant to which $2,100,000 was loaned to our Company. The proceeds of this Bridge Loan were used to complete the acquisition of the Marshall facility and partially fund the purchase of shares of Preferred Stock in connection with the settlement of the BACI Lawsuit (See “Item 3. Legal Proceedings”). In February 2004, NATK, TieTek and TieTek LLC entered into the Tie Investors Credit Facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek LLC. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the Bridge Loan. An additional $4,900,000 remains available under the Tie Investors Credit Facility. The terms of the loan include a 10 year maturity, a variable interest rate of 500 basis points over the prime rate of interest charged at money center banks, and the pledge of all the plant, equipment and intellectual property relating to TieTek’s crosstie operations.

As further consideration TieTek has granted Sponsor the Sponsor Option, which allows it to acquire 49.9% of TieTek LLC for $5,000,000 between February 5, 2006 and February 5, 2011 (subject to reduction described under “Recent Developments – Restructuring of Payments to Royalty Holders”). If Sponsor exercises the Sponsor Option, either party may, within one year, submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Upon receipt of such notice, the receiving party must elect to either buy or sell at the other party’s offering price within a specified period of time. The agreement with Sponsor further prohibits NATK and Sponsor from competing with TieTek LLC and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek, without first offering them to TieTek LLC. If NATK or Sponsor is unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party may pursue such business opportunity for its own interest, but must pay TieTek LLC a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

Sponsor currently has the right to elect three of the five managers of the Board of Managers of TieTek LLC. Therefore, upon conveyance of the assets of TieTek following stockholder approval, Sponsor will be in a position to control such assets and dictate how operations are conducted. In addition, each of TieTek and Sponsor (if it has exercised the Sponsor Option) has the right to receive annual distributions of distributable cash from TieTek LLC equal to their respective tax liability for that year and, after December 31, 2006, distributions of 50% of TieTek LLC’s net income for that year (the “Mandatory Distribution”). TieTek will receive 50.1% and Sponsor will receive 49.9% of the Mandatory Distribution. If Sponsor has not exercised the Sponsor Option, it will receive an annual service fee in an amount equal to the tax liability and Mandatory Distribution paid to TieTek for that year (such Mandatory Distribution being based on 25.05% of TieTek LLC’s net income for the year).

We anticipate that TieTek needs approximately $400,000 for improvements to its Houston production line, approximately $2,500,000 is needed to complete installation of the two production lines in Marshall, Texas and additional working capital of between $1,000,000 and $2,000,000 is required for it to achieve positive cash flow. TieTek has available an additional $4,900,000 under the Tie Investors Credit Facility to fund these activities. After fully funding these needs, TieTek should have production capacity of 30,000 ties per month.

During 2003, we used $1,900,275 in cash for our operating activities. Uses primarily include the net loss of $5,232,854, partially offset by non-cash expenses of $1,873,985 and an increase in non-cash working capital of $1,458,594. During 2002, we used $2,016,103 in cash for our operating activities. Uses primarily include the net loss of $2,014,333 and a decrease in non-cash working capital of $310,088, partially offset by non-cash expenses of $308,318.

During 2003, investing activities used cash of $4,429,710. Uses primarily include purchases of property, plant and equipment of $4,347,572. During 2002, investing activities provided cash of $1,478,925. Sources primarily include proceeds from the sale of marketable securities of $2,000,000, partially offset by the purchase of property, plant and equipment of $534,268.

During 2003, financing activities provided cash of $7,137,740. These funds were generated primarily by the sale of 12,834,935 shares of Common Stock and warrants to purchase 14,652,335 shares of Common Stock for net proceeds of $6,120,328 (excludes subscriptions receivable of $1,002,100) and the $2,100,000 loaned to our Company by Sponsor, partially offset by the purchase of 6,665,299 shares of our Preferred Stock from BACI for $1,082,588. During 2002, financing activities provided net cash of $2,893,520. These funds were generated primarily by the sale of 2,725,653 shares of our Common Stock and warrants to purchase 187,883 shares of our Common Stock for net proceeds of $1,106,953 and the loan from Avalanche of $2,000,000, partially offset by payments on notes payable and offering costs of $283,520.

Results of Operations - Analysis of Years Ended December 31, 2003 (“2003”) and December 31, 2002 (“2002”)

The net loss of $5,232,854 for 2003 reflects a decline of $3,218,521 from the net loss of $2,014,333 in 2002. This increase in net loss is primarily a result of (1) an increase in the gross loss on sales of $706,947, (2) an increase of selling, general and administrative expenses of $1,626,377 and (3) a decrease in other income of $885,197.

Revenues. We focused our resources in 2003 and 2002 on the manufacturing of the TieTek™ composite railroad crossties. Substantially all of our revenues in 2003 and 2002 of $2,570,759 and $1,667,180, respectively, resulted from the sale of the TieTek™ crossties.

Costs and Gross Loss. The 2003 and 2002 gross loss consists of the loss incurred from the sales of the TieTek™ crossties. The costs associated with the production of approximately 54,000 TieTek™ crossties in 2003 were $4,558,974, or $84.42 per tie. The costs associated with the production of approximately 32,300 TieTek™ crossties in 2002 were $2,958,448, or $91.59 per tie. The negative margins reflect the ramp-up costs, the small scale of the manufacturing runs, and the inability to make volume purchases of raw materials. Our ability to improve gross margin depends upon our ability to increase production volumes and production efficiencies and manage raw material purchases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,626,377 to $2,662,937 in 2003 from $1,036,560 in 2002. This increase was due primarily to increased cash and non-cash compensation of $1,369,885 paid to consultants and our chief financial officer during 2003. We anticipate that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek™ crossties.

Other Income (Expense). Other income decreased $885,197 to a net other expense of $581,702 in 2003 from a net other income of $303,495 in 2002. This decrease was due to increased interest expense of $339,103, the absence of licensing fees, vendor settlements at discount and a gain on the sale of securities.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. NATK plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated. As a result of the Tie Investors, LLC financing, the newly formed TieTek LLC will be a variable interest entity. However, the Company will continue to consolidate TieTek LLC because the risk of loss principally resides with NATK.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the new standard beginning in the third quarter of fiscal 2003 for all financial instruments entered into prior to May 31, 2003, which did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows for the year ended December 31, 2003. The mandatory redemption provision contained in the Preferred Stock transaction closed on March 8, 2004 will require the transaction be recorded as a long-term liability.

Factors Which May Affect Future Operating Results

The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We have incurred an accumulated deficit from inception to December 31, 2003 of $60,571,237. Until we are able to generate significant revenues from the manufacturing of our TieTek™ crosstie, profitable operations will not be attained.

Capital Needs. As of December 31, 2003, we had negative working capital of $680,602. For the year ended December 31, 2003, we incurred a net loss of $5,232,854. This loss principally reflected the ramping up of manufacturing operations and corporate overhead. Although negative cash flow from operations increased in 2003, the gross margins from the increased production improved in 2003. During 2003, we incurred a cash flow deficit from operations averaging approximately $250,000 per month, most of which is attributable to TieTek. The TieTek cash flow deficit will likely decrease as production volumes increase in 2004. We believe the Tie Investors Credit Facility could fund TieTek’s planned operations to positive cash flow and possibly profitability. However, TieTek will need substantial additional capital to fund the expansion of its plants and construct additional plants.

We have historically met our working capital requirements through financing transactions involving the private placement of equity securities or equity equivalents, the issuance of debt and convertible notes, and the proceeds from the sale or license of our technologies. We believe our current level of working capital is adequate for anticipated operating levels of NATK and TieTek through December 31, 2004.

Dependence on Key Customer. Over 91% of our sales during calendar year 2003 were to UPR. The loss of this customer would have a material adverse affect on our financial condition and results of operations.

Competition and Risk of Technological Obsolescence. Most of our wood tie competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of crossties similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, as well as universities, research institutions and others may increase as advances in technology are made.

Technology Rights. Although we own patents on the TieTek™ technology, we also rely on secrecy and confidentiality agreements to maintain the proprietary nature of our technology. In addition, we have applied for additional patent coverage regarding the product and manufacturing process technology and may also seek patent protection in certain situations in the future. In general, the application of the patent laws to our potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, we may not be able to protect the patent which has been issued. If we are unable to maintain the proprietary nature of our technology, our financial condition and results of operations could be materially and adversely affected. In addition, NATK and TieTek’s rights in such actual and pending patents will be conveyed to TieTek LLC upon receipt of stockholder approval. Since Sponsor has the right to designate a majority of the members of the Board of Managers of TieTek LLC, Sponsor is in a position to control such technology for the foreseeable future.

In addition, we may seek licenses to other parties’ technology in order to develop, manufacture and market certain technologies in the future. However, we may not be able to obtain necessary licenses or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

Dependence on Key Personnel. To a material extent, our future success is dependent upon the continued efforts of the developer of the TieTek™ technology, Dr. Henry W. Sullivan who currently serves as the President of TieTek LLC and is no longer an officer or director of NATK. Neither NATK or TieTek LLC has an employment agreement with Dr. Sullivan. The loss of the services of Dr. Sullivan could have a material adverse effect on our business. We maintain keyman life insurance in the amount of $3,000,000 on Dr. Sullivan, and NATK is the beneficiary of that policy.

Need to Manage Growth. The growth necessary to attain profitability is expected to place a significant strain on our managerial, operational and financial resources. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Lack of Control of Operating Assets in TieTek LLC. In connection with the Sponsor financing, we agreed to transfer to TieTek LLC all the plant, property, equipment and intellectual property that currently constitutes all of TieTek’s operating assets. TieTek LLC is governed by a Board of Managers, a majority of which is elected by Sponsor. Therefore, Sponsor will control TieTek’s operating assets and the related technology. There may be conflicts between the interests of NATK and Sponsor in decisions regarding the operations of TieTek LLC over which we will not have control and which may be adverse to our interests.

Potential Dilution from Sponsor Option. As part of the Sponsor financing, we have granted Sponsor the Sponsor Option which allows for the purchase 49.9% of TieTek LLC, which will own all TieTek’s current operations, for $5,000,000 (subject to reduction to reflect payments by TieTek LLC to the Royalty Holders as described in “Recent Developments – Restructuring of Payments to Royalty Holders”) after February 5, 2006 and prior to February 5, 2011. Because the TieTek LLC assets constitute all of TieTek’s operating assets, the exercise of the Sponsor Option, and our inability to purchase the interest of

Sponsor in the one year period thereafter in which we have the right to compel Sponsor to either sell its interest to us or purchase Sponsor’s interest for the same offering price, would result in severe dilution of the interest of our stockholders in such assets.

Potential for Direct Competition by Sponsor with the Company’s Crosstie or other Structural Composite Operations. To the extent that NATK or Sponsor and various affiliates desire to participate in any new business opportunities involving either the building of additional railroad crosstie plants or the manufacture of other related products using the patents or technology currently owned by TieTek (in either case a “New Business Opportunity”), which require additional equity or debt to fully exploit, NATK and Sponsor each have the option of contributing such required equity or debt on a 50.1/49.9% basis, respectively. If either NATK or Sponsor declines to participate in providing its pro rata portion of such financing, the party that agreed to participate may elect to provide all of the financing and pursue the New Business Opportunity on its own, in exchange for the payment of a fair royalty (5% of gross revenues unless agreed otherwise, in either case the “NBO Royalty”) for the use of any patents or other technology utilized by it in the exploitation of such New Business Opportunity. As a result, if NATK is unable or unwilling to participate in any New Business Opportunity, Sponsor will have the effective right to compete with TieTek LLC, utilizing our technology. Simarlarly, NATK would have the same opportunity. There can be no assurance that the NBO Royalty will be sufficient compensation for any lost opportunity to participate in any New Business Opportunity.

Inability to Meet the Capital Needs of TieTek LLC. To the extent that any New Business Opportunity requires additional debt or equity financing, we will be required to provide 50.1% of such financing if we elect to participate in such New Business Opportunity. We believe that Sponsor and its affiliates currently have substantially greater financial resources than NATK. Although we believe that TieTek LLC has been sufficiently funded, there can be no assurances such losses will not continue or that Sponsor and NATK will not be required to fund future TieTek LLC operations.

Limitations on Company’s Ability to Pursue its Historical Business. We will be required to bring any opportunities with respect to manufacturing or sale of crossties or other structural composites to TieTek LLC prior to being able to exploit such opportunities ourself. Except through TieTek LLC or to the extent that Sponsor declines to participate in such New Business Opportunities, we will be prohibited from engaging in our historical business outside of TieTek LLC.

Sales and Marketing. We intend to market the TieTek™ crosstie and other related products in the U.S. as well as other parts of the world. Typically, we sell to senior level technical and purchasing officials. To successfully market to the smaller railroads in the future, we must either develop a sales force or license distribution rights to third parties with railroad expertise. There can be no assurance that we will be able to build such a sales force or find appropriate licensees or that sales and marketing efforts will be successful.

Principal Stockholders Own a Controlling Interest in the Company. Franklin A. Mathias, Chairman of the Board and Kevin C. Maddox, Chief Executive Officer and a director, own all of the outstanding capital stock of Avalanche which beneficially owns approximately 50% of our outstanding capital stock (approximately 40% on a fully diluted basis). As a result, these officers may have the ability to control all matters submitted to the stockholders for approval, including the election and removal of directors, amendments to the certificate of incorporation and the approval of any merger, consolidation or sale of all or substantially all of our assets.

Substantial Dilution. We are presently authorized to issue 150,000,000 shares of Common Stock, of which 66,134,882 shares were outstanding as of March 3, 2004. The Company may in the future be caused to issue up to 22,052,520 additional shares of its Common Stock upon the exercise of our outstanding options and warrants. Issuance of this many shares would have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

Volatility of Share Price. The market prices of securities of developing companies such as ours have been historically volatile. Future announcements concerning our major customers or our competitors, the results of product testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of our products may have a significant impact on the market price of the shares of our Common Stock. In addition, our share price may be affected by sales by existing stockholders. Because of these factors, the market price of our Common Stock may be highly volatile.

No Protection Against Further Dilution. In the event we choose or need to raise additional capital, there is no assurance that we will not raise such capital on terms that result in dilution of an investor’s ownership and voting interest.

Dividend Policy. To date, we have paid no dividends on our shares of Common Stock and do not contemplate paying cash dividends in the foreseeable future.

Classified Board; Delaware Anti-Takeover Law. We have classified the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of our Company, even if such attempts would be beneficial to our stockholders.

We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “GCL”), an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation’s voting stock. The supermajority voting provisions in our bylaws and the provisions regarding certain business combinations under the GCL could have the effect of delaying, deferring or preventing a change in control or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

ITEM 7.	FINANCIAL STATEMENTS

Index to financial statements is included in Item F-1 of this Report and is incorporated by reference thereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in our principal accountants was disclosed in Form 8-K filed on February 6, 2004.

ITEM 8A.	CONTROLS AND PROCEDURES

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our Disclosure Controls and Procedures are effective.

Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to Item 9 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Information with respect to Item 10 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Item 11 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Filed herewith

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Filed herewith

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Filed herewith

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Filed herewith

4.3	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Filed herewith

4.4	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date.	Filed herewith

9.1	Voting Agreement of Avalanche Resources, Ltd. dated as of December 31, 2003	Filed herewith

9.2	Voting Agreement of Avalanche Resources, Ltd., Henry W. Sullivan and Mark Neuhaus dated as of February 5, 2004	Filed herewith

10.1	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed June 13, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.5	Purchase Agreement for Marshall Facility	Filed herewith

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Tie Investors LLC	Filed herewith

10.7	Regulations for TieTek LLC	Filed herewith

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Filed herewith

10.9	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Filed herewith

10.10	Subscription Agreement dated May 1, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Filed herewith

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Filed herewith

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Filed herewith

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Filed herewith

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Filed herewith

Exhibit No.	Description of Exhibit	Manner of Filing

10.15	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Filed herewith

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein.	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

31.1	Certification of Kevin C. Maddox, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of John N. Bingham, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Kevin C. Maddox, President and Chief Executive Officer, and of John N. Bingham, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b)	Reports on Form 8-K

None during the fourth quarter ended December 31, 2003

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information with respect to Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/s/ KEVIN C. MADDOX

Kevin C. Maddox Chief Executive Officer

By:	/s/ JOHN N. BINGHAM

John N. Bingham Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANKLIN A. MATHIAS Franklin A. Mathias	Chairman and Director	March 15, 2004

/s/ KEVIN C. MADDOX Kevin C. Maddox	Chief Executive Officer and Director	March 15, 2004

/s/ ROBERT E. CHAIN Robert E. Chain	Director	March 15, 2004

/s/ TIM R. REEVES Tim R. Reeves	Director	March 15, 2004

/s/ JOHN C. MALONE John C. Malone	Director	March 15, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

HAM LANGSTON & BREZINA, LLP

Houston, Texas

March 8, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas

February 14, 2003

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$3,236,340	$2,428,585
Accounts receivable, net of allowance of $30,000 and $0, respectively	57,050	114,804
Inventories	270,322	307,195
Prepaid expenses and other	127,884	89,636

Total Current Assets	3,691,596	2,940,220

Property and equipment, net	2,277,333	1,987,589
Marshall plant under construction	3,867,956	—
Other Assets:
Patents and purchased technologies, less accumulated amortization of $739,346 and $635,784, respectively	1,135,764	1,139,798
Goodwill	1,511,358	1,511,357
Investment in unconsolidated affiliate	204,000	—
Other assets	22,596	39,986

Total Other Assets	2,873,718	2,691,141

Total Assets	$12,710,603	$7,618,950

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,622,734	$853,304
Accrued expenses	349,464	69,332
Accrued compensation	400,000	47,346
Note payable to a related party	2,000,000	—

Total Current Liabilities	4,372,198	969,982
Note payable to a related party	—	1,738,000
Debt to Tie Investors, LLC	2,100,000	—

Total Liabilities	6,472,198	2,707,982

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $1.00 stated value, 20,000,000 shares authorized; 0 and 14,131,942 shares issued and outstanding, respectively	—	21,258,120
Common Stock, $.001 par value, 150,000,000 shares authorized; 64,229,520 and 39,786,391 shares issued and outstanding, respectively	64,229	39,786
Additional paid-in capital	67,747,513	38,951,445
Subscription receivable	(1,002,100)	—
Accumulated deficit	(60,571,237)	(55,338,383)

Total Stockholders’ Equity	6,238,405	4,910,968

Total Liabilities and Stockholders’ Equity	$12,710,603	$7,618,950

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002
Sales	$2,570,759	$1,677,180
Cost of goods sold	4,558,974	2,958,448

Gross Loss	(1,988,215)	(1,281,268)
Selling, general and administrative expenses	1,572,937	886,445
Non-cash compensation	1,090,000	150,115

Operating Loss	(4,651,152)	(2,317,828)
Other Income (Expense):
Interest income	5,461	5,551
Interest expense	(657,341)	(318,238)
Royalty income	—	200,000
Vendor settlements at discount	—	230,000
Gain on sale of securities	—	192,824
Other	70,178	(6,642)

Total Other Income (Expense)	(581,702)	303,495

Net Loss	(5,232,854)	(2,014,333)

Net Loss Per Share:
Net Loss Per Common Share – basic and diluted	$(0.12)	$(0.05)

Weighted Average Number of Common Shares Outstanding – basic and diluted	43,319,509	37,844,570

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Subscription Receivable	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	13,432,518	$20,925,245	36,494,778	$36,495	$37,518,716	$600,000	$(53,324,050)	$(69,615)	$5,686,791
Debt discount and beneficial conversion of notes payable	—	—	—	—	262,000	—	—	—	262,000
Issuance of preferred stock upon conversion of a note payable	198,487	65,000	—	—	—	—	—	—	65,000
Issuance of preferred stock due to dilution agreement	453,292	235,000	—	—	—	—	—		235,000
Conversion of notes payable to preferred stock	43,478	30,000	—	—	—	—	—	—	30,000
Issuance of preferred stock for accrued interest	4,167	2,875	—	—	—	—	—	—	2,875
Sales of common stock	—	—	2,016,040	2,016	1,021,889	—	—	—	1,023,905
Issuance of shares pursuant to a recapitalization	—	—	876,148	876	(876)	—	—	—	—
Issuance of common stock for consulting services	—	—	30,177	30	(30)	—	—	—	—
Issuance of common stock for expenses	—	—	23,000	23	(23)	—	—	—	—
Issuance of common stock for compensation	—	—	346,248	346	149,769	—	—	—	150,115
Unrealized Stock subscription receivable	—	—	—	—	—	—	—	69,615	69,615
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(600,000)	—	—	(600,000)
Net Loss	—	—	—	—	—	—	(2,014,333)	—	(2,014,333)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(2,614,333)

Balance, December 31, 2002	14,131,942	$21,258,120	39,786,391	$39,786	$38,951,445	—	$(55,338,383)	$—	$4,910,968
Issuance of preferred stock for compensation	1,000,000	590,000	—	—	—	—	—	—	590,000
Conversion of preferred stock to common stock	(7,665,299)	(10,616,345)	7,665,299	7,665	10,608,680	—	—	—	—
Purchase of preferred stock	(7,466,643)	(11,231,775)	—	—	9,005,187	—	—	—	(2,226,588)
Sales of common stock	—	—	10,334,935	10,335	5,612,093	—	—	(2,100)	5,620,328
Issuance of common stock due to dilution agreement	—	—	864,440	864	123,136	—	—	—	124,000
Issuance of common stock for services rendered	—	—	1,328,455	1,329	1,217,222	—	—	—	1,218,551
Issuance of common stock for accrued expenses	—	—	50,000	50	29,950	—	—	—	30,000
Issuance of common stock for option exercise	—	—	2,500,000	2,500	1,997,500	—	—	(1,000,000)	1,000,000
Issuance of common stock for investment in unconsolidated affiliate	—	—	1,700,000	1,700	202,300	—	—	—	204,000
Net Loss	—	—	—	—	—	—	(5,232,854)	—	(5,232,854)

Balance, December 31, 2003	—	$—	64,229,520	64,229	$67,747,513	$—	$(60,571,237)	$(1,002,100)	$6,238,405

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002
Cash flows from operating activities:
Net loss	$(5,232,854)	$(2,014,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	(192,824)
Depreciation and amortization	293,435	281,027
Bad debt expense	30,000	—
Issuance of common stock for services	74,550	—
Issuance of common stock as compensation	1,090,000	150,115
Deemed interest on convertible notes payable	262,000	65,000
Interest expense recognized for beneficial conversion of notes payable	124,000	235,000
Vendor settlements at discount	—	(230,000)
Changes in assets and liabilities:
Accounts receivable	27,754	(49,392)
Inventories	36,873	(35,676)
Prepaid expenses and other current assets	(38,249)	(72,026)
Accounts payable and accrued expenses	1,432,216	(152,994)

Net cash used in operating activities	(1,900,275)	(2,016,103)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	2,000,000
Decrease in notes receivable	—	34,886
Payments relating to patents and other assets	(82,138)	(21,693)
Purchase of property and equipment	(479,616)	(534,268)
Purchase of Marshall property and equipment	(3,867,956)	—

Net cash provided by (used in) investing activities	(4,429,710)	1,478,925

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,120,328	1,106,953
Proceeds from stock subscriptions	—	69,615
Proceeds from note payable to a related party	—	2,000,000
Proceeds from debt to Tie Investors, LLC	2,100,000	—
Purchase of preferred stock	(1,082,588)	—
Payment for costs and fees of equity issuances	—	(83,048)
Payments on notes payable	—	(200,000)

Net cash provided by financing activities	7,137,740	2,893,520

Net increase (decrease) in cash and cash equivalents	807,755	2,356,342
Cash and cash equivalents, beginning of year	2,428,585	72,243

Cash and cash equivalents, end of year	$3,236,340	$2,428,585

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary TieTek Technologies, Inc. (“TieTek”), and its newly formed subsidiary TieTek LLC. Its principal customer is Union Pacific Railroad (“UPR”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, the Company entered into an agreement to sell 1,000,000 crossties to UPR over a six year period.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Inventories - Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to expense as incurred. Fixed assets are depreciated by the straight-line method for financial reporting purposes over their estimated useful lives, ranging as follows:

Building	25 years
Machinery and equipment	10 to 15 years
Furniture, fixtures and other	3 to 10 years

Impairment of Long-Lived Assets – Long-lived assets are comprised of building and land and manufacturing related machinery and equipment. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Patents - Patents are stated at cost, less accumulated amortization. Patent costs are amortized by the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $103,562 and $89,004 for the years ended December 31, 2003 and 2002, respectively.

Goodwill - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. Under the new standards, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At December 31, 2003, the net goodwill balance is attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included estimates of discounted future earnings, future growth rates and current market capitalization adjusted for marketability. Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company determined that fair value exceeds the current carrying value included in the financial statements, and accordingly, no impairment adjustment was recorded to goodwill.

Investment in Unconsolidated Affiliate - Investments other than marketable securities in which the Company has an ownership interest of 20% or less and do not exercise significant influence are recorded at cost.

Income Taxes - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Loss Per Common Share - The Company provides basic and dilutive loss per common share information for each year presented. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. For the year ended December 31, 2003, these securities included options and warrants for the purchase of 1,029,722 and 21,290,050 common shares, respectively and convertible debt convertible into 3,333,333 common shares. For the year ended December 31, 2002, these securities included options and warrants for the purchase of 1,223,055 and 4,872,713 common shares, respectively, and convertible debt and preferred stock convertible into 3,333,333 and 14,131,942 common shares, respectively.

Revenue Recognition - Product revenues are recognized when the products are shipped except for products sold to UPR. The Company provides storage facilities for crossties sold to UPR. UPR revenues are recognized upon acceptance by UPR which is normally upon completion of production. Royalty revenues are recognized when earned.

Stock Options - The Company accounts for stock options issued to employees in accordance with APB 25, “Accounting for Stock Issued to Employees.” For financial statement disclosure purposes and issuance of options to non-employees for services rendered, the Company follows SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”

Fair Market Value of Financial Instruments - The Company’s financial instruments include notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risks and terms.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers and temporary cash investments at December 31, 2003. The Company does not require collateral from its customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. See Note 12 for major customers. All cash investments are investment grade. The Company maintains cash in bank accounts which at times exceed federally insured limits. The Company monitors its cash balances and has experienced no losses on these accounts.

Reclassifications - Certain amounts included in the prior year financial statements have been reclassified to conform with the current year presentations. Such reclassifications did not have any effect on reported net loss.

Recently Issued Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. NATK plans to early adopt the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated. As a result of the Tie Investors, LLC financing, the newly formed TieTek LLC will be a variable interest entity. However, the Company will continue to consolidate TieTek LLC because the risk of loss principally resides with NATK (see Note 4).

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the new standard beginning in the third quarter of fiscal 2003 and it did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows as of December 31, 2003. See Note 13 for discussion of the mandatorily redeemable convertible preferred issued subsequent to year end.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	December 31,
	2003	2002
Raw materials	$104,772	$66,469
Finished goods	165,550	240,726

Total	$270,322	$307,195

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	December 31,
	2003	2002
Machinery and equipment	$2,811,934	$2,351,366
Furniture, fixtures and other	87,246	68,197

Total property and equipment	2,899,180	2,419,563
Less accumulated depreciation	(621,847)	(431,974)

Total property and equipment, net	$2,277,333	$1,987,589

For the years ended December 31, 2003 and 2002 depreciation expense totaled $189,873 and $191,083, respectively. Total property and equipment under construction for the Company’s Marshall plant was $3,867,956 at December 31, 2003.

NOTE 4 – DEBT TO TIE INVESTORS, LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 the Company entered into a new loan agreement with Tie Investors for up to $14,000,000, of which approximately $9,090,162 (including the $2,100,000 initial funding plus accrued interest) was drawn subsequent to final closing on February 5, 2004. An additional $4,909,838 remains available under the credit facility. The Company used the initial funds to close the purchase of $1,614,957 of real estate for its new manufacturing plant, accelerate construction of two additional lines of manufacturing equipment and to purchase the shares of its Preferred Stock in the settlement reached with BACI (see Note 10). A total of $4,650,787 was refunded to NATK for equipment purchases and expenses incurred on behalf of TieTek. The credit facility has a 10 year maturity, variable interest rate of prime plus 500 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. All crosstie manufacturing operations will be conducted in the newly-formed TieTek LLC subsidiary wholly-owned by the Company. Sponsor will have the option to acquire 49.9% of the new subsidiary for $5,000,000 during years three through seven of the credit facility (the “Sponsor Option”) and currently controls a majority of the Board of Managers of TieTek LLC. If Sponsor exercises the Sponsor Option, within one year either party may submit an offer to the other party in an amount at which it will sell its interest or buy the interest of the other party. Upon receipt of such notice, the receiving party must buy or sell at the other party’s price within a specified period of time.

NOTE 5 – NOTE PAYABLE TO A RELATED PARTY

On December 31, 2002, the Company entered into a $2,000,000 note payable bearing an interest rate of 10% that was convertible into 3,333,333 shares of Common Stock and issued a warrant to purchase 2,000,000 shares of its Common Stock to Avalanche Resources, Ltd. (“Avalanche”), its largest stockholder. The outstanding balance as of December 31, 2003 was due on March 1, 2004. The Company retired the debt and accrued interest on February 16, 2004. The warrant allows for the purchase of Common Stock of the Company at an exercise price of $0.60 per share. The warrant is exercisable beginning December 31, 2003 through December 31, 2008. The Company had recorded a debt discount on the convertible note agreement, warrant issued and an embedded beneficial conversion feature in the amount of $262,000, as of December 31, 2002. Such amount was expensed during 2003.

NOTE 6 – RELATED PARTY TRANSACTIONS

On February 5, 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, issued 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue in 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. The Company’s former chief executive officer (who is the new chief executive officer of TieTek LLC) is a principal of the Royalty Holders.

The Company issued 1,700,000 shares of its Common Stock and a warrant to purchase 1,700,000 shares of Common Stock at $.60 per share to Avalanche, its largest stockholder, in exchange for 408,000 shares of a privately-held development stage company. The 408,000 common shares were originally acquired by Avalanche at an average cost of $.50 per share or $204,000, which is the asset carrying value on the Company’s balance sheet as this transaction is between entities under common control.

During 2003, the Company issued 1,000,000 shares of Preferred Stock that was subsequently exchanged for Common Stock to its chief financial officer, recognizing $590,000 of non-cash compensation expense. In addition, a $400,000 bonus, payable in cash to the chief financial officer was recorded as compensation expense for 2003 services. The chief financial officer, who was recently appointed the chief executive officer, is also the majority stockholder of Avalanche, the largest stockholder of the Company.

During 2002, the Company issued 23,000 shares of Common Stock to its chief financial officer for out-of-pocket expenses incurred in 2002. Also during 2002, the Company issued 300,026 shares of Common Stock to its chief financial officer, recognizing $123,000 of compensation expense. The chief financial officer, who was recently appointed the chief executive officer, is also the majority stockholder of Avalanche.

During 2002, the Company issued an additional 709,613 shares of Common Stock to Avalanche pursuant to the recapitalization transaction in 2001. These shares adjusted the ownership percentage of the majority stockholder to the amount specified in the Securities Purchase Agreement pursuant to anti-dilution provisions of such agreement. In addition, during 2002 the Company issued 166,535 shares of Common Stock to Avalanche for reimbursement of certain costs incurred in 2001.

On April 14, 2002, the Company entered into a Conversion Agreement with a former noteholder that was managed by a former Director. The conversion terms allowed the noteholder to convert its note into Preferred Stock at a lower price in the event the market price for the Company’s Common Stock fell below the $.50 conversion price through December 31, 2003. Pursuant to this agreement, the Company issued an additional 453,292 shares of Preferred Stock and recorded additional debt conversion expense of $235,000 in 2002 and issued an additional 864,440 shares of Common Stock and recorded an additional debt conversion expense of $124, 000 in 2003.

NOTE 7– STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2001, the Company had issued 13,432,518 shares of its 5% Convertible Preferred Stock (5% Preferred) in exchange for the previously outstanding preferred stock. The 5% Preferred was non-cumulative, had a stated value of $1.00 per share and paid dividends at 5% of the stated value as and when such dividends were declared by the Board of Directors, as defined by the agreement. Each share of the 5% Preferred was convertible at the holder’s option into one share of Common Stock. The 5% Preferred had the same voting rights as the Common Stock and ranked senior to the common shares, including any declared and unpaid dividends and had a $1.00 per share liquidation preference.

During 2002:

•	The Company issued 47,645 shares of 5% Preferred to the President of the Company in exchange for the retirement of debt and accrued interest in the amount of $32,875.

•	The Company issued 198,487 shares of 5% Preferred in accordance with a note payable conversion agreement.

•	The Company issued 453,292 shares of 5% Preferred in accordance with an incremental antidilution right clause of a note payable conversion agreement.

During 2003:

•	The Company issued 1,000,000 shares of Preferred Stock at $.59 per share to the chief financial officer as compensation for 2003. The Company has recognized $590,000 in compensation expense for 2003, in connection with the transaction. These shares were subsequently converted into 1,000,000 shares of Common Stock.

•	The Company settled certain legal matters which required the purchase and retirement of 7,466,643 shares of its 5% Preferred (see Note 10).

•	The Company converted 6,665,299 of its 5% Preferred into 6,665,299 shares of Common Stock.

As of December 31, 2003, there were no issued or outstanding shares of Preferred Stock.

Common Stock and Warrants

As of December 31, 2001, the Company had issued 36,494,778 shares of its Common Stock and warrants to purchase 651,497 shares of its Common Stock. In July 2003, the Company amended its Certificate of Incorporation to increase the authorized Common Stock from 75,000,000 shares to 150,000,000 shares.

During 2002:

•	The Company issued 2,016,040 shares of Common Stock and warrants to purchase 36,706 shares of Common Stock for net cash proceeds of $1,023,905.

•	The Company issued 300,026 shares of Common Stock as compensation to its chief financial officer and 46,222 shares of Common Stock as compensation for 2002 to its former chief financial officer. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 709,613 shares of Common Stock to its largest stockholder pursuant to the recapitalization of the Company in 2001.

•	The Company issued 166,535 shares of Common Stock to its largest stockholder, as reimbursement for costs incurred during 2001.

•	The Company issued 23,000 shares of Common Stock to its chief financial officer for expenses incurred during 2002. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 30,177 shares of Common Stock to various consultants for services rendered during 2002. These services were valued at the fair value of the Common Stock as of the date of issuance.

During 2003:

•	The Company issued 10,334,935 shares of Common Stock and 14,444,001 warrants to purchase Common Stock for total net proceeds of $5,620,328. The Company issued 163,455 shares of Common Stock and a warrant to purchase 25,000 shares of Common Stock for services related to raising capital at $.60 per share. These services were valued at the fair value of the Common Stock at date of issuance.

•	The Company issued 50,000 shares of Common Stock in lieu of compensation to its former chief executive officer at $.60 per share. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company registered 2,500,000 shares of Common Stock and issued a one year option to purchase these shares at $.60 per share and a warrant to purchase 208,334 shares of Common Stock to an individual under the terms of a Consulting and Marketing License Agreement. The individual exercised the option and purchased the shares of Common Stock for $500,000 and a subscription receivable totaling $1,000,000 (see Note 8).

•	The Company issued 1,100,000 shares of Common Stock for legal services associated with the BACI Lawsuit (see Note 10) that was valued at $1.04 per share. The Company issued 65,000 shares of Common Stock that was valued between $.60 and $.75 per share and a warrant to purchase 40,000 shares of Common Stock for consulting services. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock at $.60 per share to its largest stockholder in exchange for 408,000 shares of a privately-held development stage company valued at $204,000.

•	The Company issued 7,665,299 shares of Common Stock upon conversion of 7,665,299 shares of 5% Preferred.

•	The Company issued 864,440 shares of Common Stock in accordance with an incremental antidilution right clause of a note payable conversion agreement and recorded interest expense of $124,000.

The warrants were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have an exercise price of between $.50 and $3.85, and expire between 2004 and 2010. At December 31, 2003 the Company had Common Stock reserved for future issuance as follows:

	Shares
Warrants outstanding	21,290,050
Stock options outstanding	1,029,722
Conversion of convertible debt to a related party	3,333,333	(a)

Total	25,653,105

(a)	the convertible debt was paid in full on February 16, 2004 (see Note 5).

NOTE 8 - STOCK OPTIONS

The 1999 Stock Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of Company Common Stock, of which a maximum of 1,000,000 shares may be incentive stock options. The Company granted no options during 2002 or 2003 under the Plan. Outstanding at December 31, 2003 were options to purchase 1,029,722 shares of Company Common Stock.

The Company accounts for stock options issued to employees and independent directors in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company’s stock options granted to employees and independent directors had been determined in accordance with the fair value based method. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2003	2002
Dividend yield	0%	0%
Expected volatility	96%	96%
Risk free interest	3%	3%
Expected lives	3 years	3 years

Under the accounting provisions of SFAS 123, the Company’s net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	December 31,
	2003	2002
Net loss applicable to common stockholders
As reported	$(5,232,854)	$(2,014,333)
Total stock-based employee compensation expense, net of related tax effect	(163,403)	(236,071)

Proforma	$(5,396,257)	$(2,250,404)

Loss per share
As reported	$(0.12)	$(0.05)

Pro forma	$(0.12)	$(0.06)

A summary of shares to be issued and weighted average exercise price related to stock options granted as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

	December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,223,055	$2.90	1,228,055	$2.89
Granted	2,500,000	0.60	—	—
Exercised	(2,500,000)	0.60	—	—
Expired or forfeited	(193,333)	2.67	(5,000)	1.10

Outstanding at end of year	1,029,722	$2.94	1,223,055	$2.90

Options exercisable at year-end	911,388	$3.18	850,724	$3.60

Weighted-average fair value of options granted during the year		$0.60		$—

The Company recorded non-cash compensation expense of $500,000 associated with the grant of an option to purchase 2,500,000 shares of Common Stock during 2003.

The following table summarizes information regarding stock options outstanding at December 31, 2003:

Exercise Price	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 1.10	355,000	7.41	$1.10	236,666	$1.10
1.25	210,000	6.94	1.25	210,000	1.25
1.44	12,500	6.39	1.44	12,500	1.44
2.75	90,000	6.08	2.75	90,000	2.75
3.00	102,500	5.27	3.00	102,500	3.00
4.50	122,221	2.94	4.50	122,221	4.50
9.00	136,112	2.50	9.00	136,112	9.00
22.50	1,389	2.00	22.50	1,389	22.50

$1.10–22.50	1,029,722	5.79	$2.94	911,388	$3.18

NOTE 9 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

	December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$13,136,000	$11,492,000
Accrued bonus	136,000	—
Other	36,000	23,000

Gross deferred tax assets	13,308,000	11,515,000

Deferred tax liabilities
Property and equipment	(503,000)	(428,000)
Goodwill	(171,000)	(123,000)
Patents	(158,000)	(82,000)

Gross deferred tax liabilities	(832,000)	(633,000)

Net deferred tax asset	12,476,000	10,882,000
Valuation allowance	(12,476,000)	(10,882,000)

Net deferred tax assets	$—	$—

At December 31, 2003 and 2002, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to loss before income taxes as follows:

	December 31,
	2003	2002
Computed tax benefit	34%	34%
Change in valuation allowance and estimates	(30)%	(15)%
Non-deductible compensation	(3)%	—%
Expiration of net operating loss and capital loss carryforwards	(3)%	(19)%
Other	2%	—%

Total	—%	—%

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $39,000,000 which, if not utilized, will expire between 2004 and 2023. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the year ended December 31, 2001. In addition, net operating loss carryforwards related to 2002 and beyond may be limited in the future due to a change in ownership.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the years ended December 31, 2003 and 2002 totaled approximately $243,010 and $245,000, respectively.

During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek™ crossties. The lease expires in April 2004 and is renewable at the Company’s option for ten consecutive periods of five years each. The monthly rental is currently $15,246. The Company is currently negotiating a new two year lease of this facility on similar terms. The lease provides for a CPI adjustment to the monthly rent at the beginning of every renewal period. Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

Amount
2004	$89,682
2005	24,788
2006	5,537

Total	$120,007

On June 2, 2003, the Company reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed on October 23, 2002 against certain directors and Bank of America Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, the Company purchased 7,466,643 shares of its 5% Convertible Preferred Stock from BACI for $875,000 cash. The Company incurred $207,588 of cash expenses and issued 1,100,000 shares of Common Stock valued at $1.04 per share for legal services associated with the BACI Lawsuit. In return, each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

On July 23, 2003, Mr. Williamson filed a suit styled Douglas C. Williamson v. Kevin C. Maddox, Franklin A. Mathias, Avalanche Resources, Ltd., Robert E. Chain, Dean L. Ledger, Tim R. Reeves and Henry W. Sullivan, in the 101st Judicial District Court of Dallas County, Texas, No. 0307404, seeking compensatory and special damages, punitive and/or exemplary damages and attorney’s fees for alleged breaches of fiduciary duty by the named defendants arising out of misstatements in the proxy statement, and for libel, defamation, breach of contract and tortious interference with contract. In March 2004, the Company reached an agreement with Mr. Williamson under which both sides released their claims against one another and BACI entities and employees and dismissed all remaining litigation.

From time to time the Company may be involved in various legal actions arising in the normal course of business for which the Company maintains insurance. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial condition.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2003 and 2002, the Company paid interest totaling approximately $234,051 and $18,235, respectively.

During the year ended December 31, 2003, the Company had the following investing and financing non-cash transactions:

•	Exchanged 7,665,299 shares of its Common Stock for 7,665,299 shares of its 5% Preferred.

•	Issued 163,455 shares of its Common Stock and a warrant to purchase 25,000 shares of Common Stock for services related to raising capital.

•	Issued 1,100,000 shares of its Common Stock for legal fees associated with the BACI Lawsuit valued at $1.04 per share.

•	Issued 864,440 shares of its Common Stock in accordance with an incremental antidilution right clause of a note payable conversion agreement valued at $124,000.

•	Issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock for shares of a privately held company valued at $204,000.

•	Issued subscription receivable of $1,002,100.

During the year ended December 31, 2002, the Company had the following non-cash transactions:

•	The Company issued an additional 198,487 shares of 5% Preferred upon exchange of old preferred stock and recognized an additional $65,000 of conversion expense.

•	The Company issued 43,478 and 4,167 shares of 5% Preferred, respectively, in lieu of payment for a note payable of $30,000 and accrued interest of $2,875.

•	The Company issued 46,222 shares of Common Stock for $27,115 of compensation due to its former acting chief financial officer.

•	The Company issued 300,026 shares of Common Stock for $123,000 of compensation due to its current chief financial officer for 2002.

•	The Company issued 453,292 shares of 5% Preferred in accordance with an incremental antidilution right clause of a note payable conversion agreement, resulting in debt conversion expense of $235,000 in 2002.

•	The Company issued 219,712 shares of Common Stock for $150,115 of professional services rendered.

NOTE 12 - MAJOR CUSTOMERS

For the years ended December 31, 2003 and 2002, the Company had sales to Union Pacific Railroad that represented 91% and 87% of total revenues, respectively. These sales were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties. As of December 31, 2003, approximately 950,000 crossties remain to be provided under the terms of the Union Pacific Railroad Agreement.

NOTE 13 – SUBSEQUENT EVENT

On March 8, 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 of Series AA Convertible Preferred Stock (“Series AA”) and $2,500,000 of Series BB Convertible Preferred Stock (“Series BB”). Under the terms of the Securities Purchase Agreement, the Company sold $7,000,000 of Series AA and committed to sell an additional $7,000,000 should certain events occur. The Series AA is convertible into Common Stock at $1.08 per share, has annual dividends payable in cash or Common Stock of 6% per annum and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock has trades 250% above the conversion price for 30 days. In addition, the Company is required to issue warrants equal to 40% of the number of shares of Common Stock that the stated value of Series AA would purchase using an average closing price of the Common Stock. The purchaser of the Series BB surrendered and cancelled warrants to purchase 4,166,667 shares of Common Stock of NATK that were issued in 2003. The Series BB is convertible into Common Stock at $.60 per share, has no dividends payable and is not mandatorily redeemable. No warrants were issued in connection with the Series BB. Because the Preferred Stock is mandatorily redeemable, it will be classified as a long-term liability.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.3	Amended and Restated Bylaws

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date

4.3	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd

4.4	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date.

9.1	Voting Agreement of Avalanche Resources, Ltd. dated as of December 31, 2003

9.2	Voting Agreement of Avalanche Resources, Ltd., Henry W. Sullivan and Mark Neuhaus dated as of February 5, 2004

10.5	Purchase Agreement for Marshall Facility

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TTT, TieTek LLC and Tie Investors LLC

10.7	Regulations for TieTek LLC

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004

10.9	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004

10.10	Subscription Agreement dated May 1, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.

Exhibit No.	Description of Exhibit

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.

10.15	Contract with Slash Pine Ventures, LLC for services of John N. Bingham

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein

21	Subsidiaries of Registrant

31.1	Certification of Kevin C. Maddox, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John N. Bingham, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Kevin C. Maddox, President and Chief Executive Officer, and of John N. Bingham, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.