Form 10QSB
period 2004-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2004-05-17
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0041789
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

14315 West Hardy Road, Houston, Texas 77060

(Address of principal executive offices)

(281) 847-0029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 69,010,654 common shares outstanding as of May 10, 2004.

Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

NORTH American TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Assets
Current Assets:
Cash and cash equivalents	$17,731,413	$3,236,340
Accounts receivable, net of allowance of $30,000	236,748	57,050
Inventories	663,960	270,322
Prepaid expenses and other	146,128	127,884

Total Current Assets	18,778,249	3,691,596
Property and equipment, net	2,312,110	2,277,333
Marshall plant under construction	7,409,924	3,867,956
Patents, less accumulated amortization of $761,869 and $739,846, respectively	1,151,914	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	484,623	22,596

Total Assets	$31,852,178	$12,710,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,046,046	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	597,254	400,000
Dividends payable	24,500	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	2,668,734	4,372,198
Debt to Tie Investors, LLC	12,590,162	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	21,910,146	6,472,198

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively
Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,010,654 and 64,229,520 shares issued and outstanding, respectively	69,010	64,229
Additional paid-in capital	69,959,527	67,747,513
Subscriptions receivable	(2,100)	(1,002,100)
Accumulated deficit	(62,484,405)	(60,571,237)

Total Stockholders’ Equity	9,942,032	6,238,405

Total Liabilities and Stockholders’ Equity	$31,852,178	$12,710,603

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$258,802	$881,027
Cost of goods sold	629,267	1,092,222

Gross Loss	(370,465)	(211,195)
Selling, general and administrative expenses	569,911	375,251
Depreciation and amortization	117,590	78,841

Operating Loss	(1,057,966)	(665,287)
Other Income (Expense):
Interest income	13,774	1,483
Interest expense	(84,046)	(115,500)
Royalty settlement	(750,000)	—
Other	(10,429)	(10,186)

Total Other Income (Expense) – net	(830,701)	(124,203)

Net Loss	(1,888,667)	(789,490)
Preferred Stock Dividend	(24,500)	—

Net Loss Available to Common Stockholders	(1,913,167)	(789,490)

Net Loss Available to Common Stockholders Per Share:
Net Loss Per Common Share – Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	65,702,605	40,577,356

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,888,667)	$(789,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	65,500
Issuance of common stock to royalty holders	500,000	—
Depreciation and amortization	117,590	78,841
Net change in operating assets and liabilities
Accounts receivable	(179,698)	(186,221)
Inventories	(393,638)	126,547
Prepaid expenses and other	(18,244)	(13,135)
Other assets	(136,369)	—
Accounts payable and accrued expenses	271,102	(22,429)

Net cash used in operating activities	(1,727,922)	(740,387)

Cash flows from investing activities:
Purchase of property and equipment	(124,177)	(375,503)
Purchase of Marshall property and equipment	(3,541,968)	—

Net cash (used in) provided by investing activities	(3,666,145)	(375,503)

Cash flows from financing activities:
Exercise of warrants	1,902,663	—
Sale of common stock	26,000	371,000
Payment on note payable to a related party	(2,000,000)	—
Proceeds from debt	10,490,162	—
Debt offering costs	(370,000)	—
Equity offering costs	(210,935)	—
Proceeds from stock subscriptions	1,000,000	—
Sale of preferred stock, net of offering costs	9,051,250	—

Net cash provided by financing activities	19,889,140	371,000

Net decrease in cash and cash equivalents	14,495,073	(744,890)
Cash and cash equivalents, beginning of period	3,236,340	2,428,585

Cash and cash equivalents, end of period	$17,731,413	$1,683,695

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through February 5, 2004 in its wholly owned subsidiary TieTek Technologies, Inc. and since that date in its newly formed subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“UPR”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to UPR over a six-year period. As of March 31, 2004, TieTek has sold over 107,000 TieTek™ crossties to UPR under the new agreement (the “UPR Agreement”) and a predecessor agreement.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to
Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current years’ presentation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 28,038,313 shares of Common Stock.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$418,607	$104,772
Finished goods	245,353	165,550

Total	$663,960	$270,322

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Machinery and equipment	$2,893,782	$2,811,934
Furniture, fixtures and other	129,575	87,246

Total property and equipment	3,023,357	2,899,180
Less accumulated depreciation	(711,247)	(621,847)

Total property and equipment, net	2,312,110	$2,277,333

For the three months ended March 31, 2004 and 2003, depreciation expense totaled $89,400 and $56,318, respectively. Total property, plant and equipment under construction at TieTek’s Marshall plant was $7,409,924 at March 31, 2004.

NOTE 4 – DEBT TO TIE INVESTORS, LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 NATK and TieTek entered into a new credit facility with Tie Investors for up to $14,000,000 and retired the initial loan. As of March 31, 2004, TieTek had drawn $12,590,162 on this credit facility and has an additional $1,409,838 available to fund future operations. TieTek used $2,100,000 of the funds to retire the initial loan and $4,650,787 to reimburse NATK for equipment purchases for the Marshall, Texas plant and certain operating expenses incurred on behalf of TieTek. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon completion of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek. NATK will have no liability related to this credit facility.

At its Annual Meeting of Stockholders held on April 28, 2004, the NATK stockholders approved the Sponsor Transaction. As a result, on May 5, 2004 all of TieTek’s assets and technology were transferred from TieTek Technologies, Inc. to TieTek LLC. All future crosstie manufacturing operations will be conducted in the newly-formed TieTek subsidiary and TieTek Technologies, Inc. and NATK are required to be released from the credit facility.

Sponsor will have the option to acquire 49.9% of the new subsidiary for $5,000,000 (subject to reduction for payments to royalty holders) during years three through seven of the credit facility (the “Sponsor Option”) and controls a majority of the Board of Managers of TieTek. If Sponsor exercises the Sponsor Option, within one year either party may submit an offer to the other party in an amount at which it will sell its interest or buy the interest of the other party. Upon receipt of such notice, the receiving party must buy or sell at the other party’s price within a specified period of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for a more complete description of the Sponsor transaction .

TieTek incurred $370,000 of costs associated with this debt financing, such amount to be amortized over the life of the credit facility. During the three months ended March 31, 2004, TieTek capitalized $40,564 of interest associated with the credit facility as such amounts were incurred in conjunction with construction of the two production lines in Marshall, Texas.

NOTE 5 – STOCKHOLDER’S EQUITY

Preferred Stock

In March 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 for the purchase of 7,000 shares of Series AA Convertible Preferred Stock (“Series AA”) and $2,500,000 for the purchase of 2,500 shares of Series BB Convertible Preferred Stock (“Series BB”). Under the terms of the Securities Purchase Agreement with the Series AA holders, the Company sold $7,000,000 of Series AA and the holders committed to buy an additional $7,000,000 should certain events occur. The Company incurred $448,560 in offering costs and issued warrants to purchase 598,840 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions (such warrants were issued in the second quarter of 2004).

The Series AA has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has 6% dividends payable quarterly in cash or Common Stock and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days. In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. Because the Series AA is mandatorily redeemable, the Company has classified such amount as a long-term liability. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized. Dividends payable of $24,500 related to the Series AA were recorded as of March 31, 2004.

The Series BB has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series BB is convertible into Common Stock at $0.60 per share, is junior to the Series AA, has no dividends payable and is not mandatorily redeemable. No warrants were issued in connection with the Series BB. Because the Series BB was convertible into Common Stock at a price below the closing price on the date of issuance, a beneficial conversion amount of $1,666,666 was recognized at the date of issuance. In conjunction with this offering, the purchaser of the Series BB surrendered and cancelled warrants to purchase 4,166,667 shares of Common Stock of NATK.

Common Stock

During the first quarter of 2004, NATK issued 34,816 shares of its Common Stock and warrants to purchase 15,416 shares of Common Stock for total gross proceeds of $26,000. NATK issued 500,000 shares of its Common Stock to the holders of the TieTek royalty upon closing of the credit facility with Tie Investors (see Note 7). NATK also issued 1,056,538 shares of its Common Stock to Avalanche Resources, Ltd (“Avalanche”), the Company’s largest stockholder, pursuant to certain anti-dilution provisions contained in the Securities Purchase Agreement dated October 2, 2001 between the Company and Avalanche (see Note 7). NATK incurred $211,869 of equity offering costs during the three months ended March 31, 2004.

Warrants

During the three months ended March 31, 2004, warrants to purchase 3,189,771 shares of Common Stock were exercised, resulting in gross proceeds of $1,902,663. A warrant for the purchase of 208,333 shares of Common Stock was cancelled during the period. In addition, the Company issued warrants to purchase 239,666 shares of Common Stock to broker-dealers for commissions associated with Common Stock transactions completed in December 2003.

NOTE 6 – STOCK OPTIONS

A summary of shares to be issued and weighted average exercise price related to stock options granted as of March 31, 2004, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,029,722	$2.94
Granted	—	—
Exercised	—	—
Expired or forfeited	—	—

Outstanding at March 31, 2004	1,029,722	$2.94

Options exercisable at March 31, 2004	911,388	$3.18

The Company accounts for stock options issued to employees and independent directors in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company’s stock options granted to employees and independent directors had been determined in accordance with the fair value based method. The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	March 31,
	2004	2003
Dividend yield	0%	0%
Expected volatility	96%	96%
Risk free interest	3%	3%
Expected lives	3 years	3 years

Under the accounting provisions of SFAS 123, the Company’s net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

	March 31,
	2004	2003
Net loss available to common stockholders, as reported	$(1,913,167)	$(789,490)
Stock-based employee compensation expense, net of taxes	(163,403)	(163,403)

Pro forma	$(2,076,570)	$(952,893)

Loss per share
As reported	$(0.03)	$(0.02)

Pro forma	$(0.03)	$(0.02)

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, issued 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue in 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. The Company’s former chief executive officer (who is the new chief executive officer of TieTek) is a principal of the Royalty Holders.

In February 2004, NATK issued 1,056,538 shares of its Common Stock to Avalanche, the Company’s largest stockholder, pursuant to the Securities Purchase Agreement dated October 2, 2001 which required Avalanche obtain a 55% ownership of the Company’s Common Stock assuming conversion of all convertible debt and preferred stock outstanding at that time into Common Stock. This issuance occurred as a result of the issuance of 864,440 shares to a former holder of convertible debt on December 31, 2003.

In February 2004, NATK retired the note payable to Avalanche in the amount of $2,000,000.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in the 2003 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

NATK’s principal business is the manufacture and marketing of TieTek™ products through its TieTek subsidiary. TieTek’s main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, over 130,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“UPR”) over a six-year period. As of March 31, 2004, TieTek has sold over 107,000 TieTek™ crossties to UPR under the new agreement (the “UPR Agreement”) and a predecessor agreement. TieTek expects to commence production from its new Marshall, Texas facility in late May 2004.

Results of Operations

The net loss of $1,913,167 for 2004 reflects a decline of $1,123,677 from the net loss of $789,490 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $159,270, (2) an increase in selling, general and administrative expenses of $194,660 and (3) an increase in other expense of $706,498.

Sales. During the three months ended March 31, 2004 and 2003, TieTek produced approximately 6,000 and 14,000 crossties from its Houston facility, respectively. The decrease in 2004 production was principally due the refurbishment of the Houston plant, resulting in no production in most of January and part of February. In addition, much of the February production was off-spec ties not meeting UPR specifications. The Houston plant produced 4,050 crossties in March and 4,264 crossties in April, 95% of which met UPR specifications. Historically, virtually all of TieTek’s crosstie production has been sold to UPR. In the future, TieTek anticipates selling crossties to other U.S. railroads as well as internationally through marketing and licensing agreements.

Net sales for the three months ended March 31, 2004 and March 31, 2003, were $258,802 and $881,027, respectively, and related solely to the sale of crossties. The decrease in net sales was due to the decreased production. As of March 31, 2004, the Company had an inventory of 1,465 crossties meeting UPR specifications (unbilled revenue). Additionally, at March 31, 2004, the Company had an inventory of approximately 17,000 crossties not meeting UPR specifications that are available for sale for applications other than main line railroad use.

Gross Loss. During the three months ended March 31, 2004 and 2003, the sale of TieTek™ crossties resulted in a negative gross margin, reflecting the small scale and labor-intensive nature of this activity. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases.

During the three months ended March 31, 2004 gross loss for TieTek was $370,465 compared to a gross loss of $211,195 for the three months ended March 31, 2003. The increase in gross loss was due to the decreased sales discussed above. TieTek is in the process of constructing two additional production lines in Marshall, Texas, each of which are capable of producing 11,000 crossties per month. TieTek management believes that, once completed, the total capacity of the Houston and Marshall plants will be sufficient to achieve positive EBITDA (earnings before interest, taxes, depreciation and amortization).

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $569,911 for the three months ended March 31, 2004 compared to $375,251 for the three months ended March 31, 2003, an increase of $194,660, or 52%. This increase reflects primarily the increase in salary and other employee-related costs as TieTek ramped up these costs in conjunction with the startup of the Marshall operations. TieTek anticipates that SG&A will further increase as the Marshall operations increase. TieTek currently has 60 employees, an increase of 31 since December 31, 2003. NATK SG&A expenses also increased as a result of additional cash compensation paid to its Chief Executive Officer and increased legal expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $117,590 for the three months ended March 31, 2004 compared to $78,841 for the three months ended March 31, 2003, an increase of $38,749, or 49%. This increase reflects primarily additions made to the Houston plant during 2003 and amortization of transaction costs associated with the Tie Investors credit facility. It is anticipated that depreciation will increase significantly during 2004 as the production lines in Marshall are placed in service.

Other Income and (Expense). Total other expense was $830,701 for the three months ended March 31, 2004 as compared to $124,203 for the three months ended March 31, 2003, an increase of $706,498. This increase is primarily attributable to a $750,000 settlement with TieTek Royalty Holders (see Note 7 to the Financial Statements).

Liquidity and Capital Resources

For the three months ended March 31, 2004, NATK and TieTek continued to have a cash flow deficit from operations averaging over $100,000 and $300,000 per month, respectively. These deficits reflects primarily the negative gross margins and SG&A associated with TieTek and NATK’s overhead. As of March 31, 2004, NATK had a favorable working capital balance of $16,109,515 and a cash balance of $17,731,413. In addition, TieTek has access to an additional $1,409,838 of funds via the Tie Investors credit facility. NATK believes its has access to sufficient capital to fund TieTek’s planned expansion and operations beyond 2004.

TieTek has made significant progress towards increasing future production and sales of the TieTek™ crosstie by constructing the two production lines in Marshall, Texas. Because of delays in shipment of the molding machine, the first production line in Marshall is expected to begin production in late May 2004. The second line is expected to begin production in mid August 2004. Each line will have the capacity to produce 11,000 crossties per month. Upon completion of the two production lines in Marshall, TieTek will have the capacity to produce 30,000 crossties per month, including 8,000 crossties per month at the Houston plant. The Company anticipates that this production capacity will enable TieTek to fully service the UPR Agreement and while expanding sales to other customers. Currently, TieTek is operating the Houston plant four days a week, 24 hours a day and producing approximately 4,500 crossties per month, virtually all of which are being sold to UPR. TieTek plans to increase production at the Houston plant to approximately 7,000 crossties per month by operating the plant six days a week, 24 hours a day beginning June 1, 2004. Based on the current contractual sales price to UPR, anticipated sales prices to other railroads and known cost reductions created from increased volume of production, the Company estimates it could generate a gross profit with production and sale of 8,000 crossties per month from each production line. In addition, the Company estimates it could achieve positive EBITDA with total production and sales of 28,000 crossties per month from its three production lines in Marshall and Houston. The Company estimates that TieTek will require an additional $4,000,000 to fund the remaining capital expenditures for completion of the two production lines at the Marshall plant and the operations of the Marshall and Houston plants to positive EBITDA which could possibly occur in late 2004. There can be no assurance these estimates are achievable. Upon initial confirmation of production and cost estimates from the first production line in Marshall, the startup of the second line at Marshall will be expedited and a third line at Marshall will be planned. TieTek anticipates that a third line could be constructed in Marshall at a cost of approximately $4,000,000 and additional raw material handling capacity at a cost of approximately $1,000,000. Construction could begin in the third quarter of 2004.

In February 2004, NATK, TieTek Technologies, Inc. and TieTek entered into the Tie Investors credit facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the $2,100,000 bridge loan obtained from Tie Investors in August 2003. As of March 31, 2004, TieTek had drawn $12,590,162 on this credit facility and has an additional $1,409,838 available to fund future operations. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon termination of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek

TieTek Technologies, Inc. granted Sponsor the Sponsor Option, which allows it to acquire 49.9% of TieTek for $5,000,000 (subject to reduction for payments made to the Royalty Holders) between February 5, 2006 and February 5, 2011. If Sponsor exercises the Sponsor Option, either party may, within one year, submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Upon receipt of such notice, the receiving party must elect to either buy or sell at the other party’s offering price within a specified period of time. The agreement with Sponsor further prohibits NATK and Sponsor from competing with TieTek and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek, without first offering them to TieTek. If NATK or Sponsor is unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party may pursue such business opportunity for its own interest, but must pay TieTek a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

Sponsor currently has the right to elect a majority of the Board of Managers of TieTek. NATK has the right to receive annual distributions from TieTek to pay its tax liability for each year allocable to TieTek operations. In addition, after December 31, 2006 NATK is entitled to receive a cash distribution of 25.5% of TieTek’s net income for that year (the “Mandatory Distribution”). To the extent that NATK receives any distributions for taxes or Mandatory Distribution, Sponsor is entitled to receive a distribution or service fee essentially in the same amount distributed to NATK. The exact amount to be paid Sponsor will be determined as if the Sponsor Option had been exercised prior to payment of such taxes or Mandatory Distribution to NATK. In addition, NATK, Sponsor or affiliates of either may provide TieTek with services (e.g. accounting, legal, computer support, etc.) that are reasonably necessary and receive payment for such services. Such services are required to be provided on a cost efficient basis.

NATK believes it has sufficient funds to enable it to fund its cash needs as well as TieTek’s. NATK currently has approximately $15,000,000 in cash and may also receive capital in the future from the following sources:

•	from the exercise of outstanding warrants and options ($17.3 million).

•	from Sponsor pursuant to the purchase option ($5 million)

•	from the preferred stockholders if NATK’s stock price reaches certain thresholds ($7 million).

During the three months ended March 31, 2004, the Company used $1,727,922 in cash for its operating activities, reflecting primarily the net loss for the quarter of $1,888,667 adjusted for net non-cash expenses, which were $617,590, and changes in operating assets and liabilities of $432,345 (principally increased raw materials inventory for the Marshall plant). During the three months ended March 31, 2003, the Company used $740,387 in cash for its operating activities, reflecting primarily the net loss for the quarter of $789,490 adjusted for net non-cash expenses, which were $144,341, and changes in operating assets and liabilities of $95,238.

Net cash used by investing activities during the three months ended March 31, 2004, was $3,666,145, most of which was associated with additions to the Marshall plant. Net cash used by investing activities during the three months ended March 31, 2003, was $375,503, all of which was associated with the Houston plant.

Net cash provided by financing activities during the three months ended March 31, 2004, was $19,889,140, consisting primarily of $1,902,663 in proceeds from warrant exercises, $10,490,162 in proceeds from the Tie Investors credit facility, $9,051,250 in proceeds from the sale of Preferred Stock and $1,000,000 in proceeds from stock subscriptions, partially offset by a $2,000,000 payment on a note payable to a related party and payments associated with debt and equity transaction costs of $580,935. Net cash from financing activities during the three months ended March 31, 2003, was $371,000, all of which was derived from the sale of Common Stock.

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

Subsequent to the evaluation and through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2004, there have been no significant changes in the Company’s internal controls. During the second quarter, TieTek began the installation of a new computer system, including a new accounting system. This system will create on-line capabilities for certain processes that are currently done manually or with the use of other tools and applications. TieTek management believes the implementation of these systems will result in more timely processing and reporting of its financial information.

PART II: OTHER INFORMATION

Item 2: Changes in Securities:

During the three months ended March 31, 2004, the Company issued 3,189,771 shares of Common Stock upon exercise of warrants.

At various dates during the three months ended March 31, 2004, the Company issued 34,816 shares of its Common Stock and warrants to purchase 15,416 shares of Common Stock for total gross proceeds of $26,000. These shares were issued to private investors in private placements conducted under Rule 506 of Regulation D promulgated under the Securities Act (the “Securities Act”), exclusively to accredited investors. The warrants are exercisable for shares of Common Stock at a price of $0.60 per share for a period of one year. These shares and warrants were offered and sold without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sale.

The Company issued 9,500 shares of Preferred Stock and warrants to purchase 2,863,420 shares of Common Stock in March 2004 to a group of institutional investors. These shares were issued in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The Company paid $448,750 in commissions and issued warrants to purchase 598,840 shares of Common Stock to selling agents in conjunction with this transaction (such warrants were issued in the second quarter of 2004).

The Company issued 500,000 shares of its Common Stock in conjunction with entering into a new agreement with the TieTek royalty holders. In addition, the Company issued 1,056,538 shares of its Common Stock to Avalanche pursuant to the Securities Purchase Agreement dated October 2, 2001. Warrants to purchase 4,375,000 shares of Common Stock were cancelled during the three months ended March 31, 2004.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.4	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the year ended December 31, 2003

9.1	Voting Agreement of Avalanche Resources, Ltd. dated as of December 31, 2003	Incorporated by reference to Exhibit 9.1 to the Company’s Form 10-KSB for the year ended December 31, 2003

9.2	Voting Agreement of Avalanche Resources, Ltd., Henry W. Sullivan and Mark Neuhaus dated as of February 5, 2004	Incorporated by reference to Exhibit 9.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.1	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed June 13, 2003

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek and Tie Investors LLC	Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek	Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2003

10.10	Subscription Agreement dated July 17, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 2003

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd	Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the year ended December 31, 2003

10.15	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein	Incorporated by reference to Exhbit 10.16 to Form 10-KSB for the year ended December 31, 2003

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB for the year ended December 31, 2003

31.1	Certification of Kevin C. Maddox, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of John N. Bingham, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Kevin C. Maddox, President and Chief Executive Officer, and of John N. Bingham, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b) Reports on Form 8-K:

The Registrant filed a Form 8-K on February 6, 2004 reporting a change in the Registrant’s certifying accountant, the closing of the Tie Investors debt financing and certain changes to the board of directors and executive officers of the Registrant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: May 17, 2004	/s/ Kevin C. Maddox

Kevin C. Maddox President and Chief Executive Officer

Date: May 17, 2004	/s/ John N. Bingham

John N. Bingham Acting Chief Financial Officer