Form 10QSB
period 2004-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2004-08-16
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

(281) 847-0029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 69,010,654 common shares outstanding as of August 16, 2004.

Transitional Small Business Disclosure Format (Check One):    Ye  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

(Unaudited)

	June 30, 2004	December 31, 2003
Assets

Current Assets:
Cash and cash equivalents	$13,740,079	$3,236,340
Accounts receivable, net of allowance of $30,000	230,127	57,050
Inventories	1,033,107	270,322
Prepaid expenses and other	90,573	127,884

Total Current Assets	15,093,886	3,691,596

Property and equipment, net	3,305,234	2,277,333
Marshall plant under construction	8,333,588	3,867,956

Patents and intangibles, net of amortization of $796,903 and $739,346, respectively	1,168,312	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	1,000,000	1,000,000
Other assets, net of amortization of $15,416 and 0, respectively	569,344	22,596

Total Assets	$30,981,722	$13,506,603

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,717,994	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	41,533	400,000
Dividends payable	35,000	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	1,794,527	4,372,198

Debt to Tie Investors, LLC	14,000,000	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	22,445,777	6,472,198

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,010,653 and 64,229,520 shares issued and outstanding, respectively	69,010	64,229
Additional paid-in capital	71,932,619	69,895,101
Subscriptions receivable	(300,000)	(1,002,100)
Accumulated deficit	(65,565,684)	(61,922,825)

Total Stockholders’ Equity	8,535,945	7,034,405

Total Liabilities and Stockholders’ Equity	$30,981,722	$13,506,603

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$726,083	$986,594	$984,885	$1,867,621
Cost of goods sold	1,041,688	1,090,497	1,670,955	2,182,449

Gross Profit (Loss)	(315,605)	(103,903)	(686,070)	(314,828)
Startup expenses – Marshall	191,260	—	213,125	—
Selling, general and administrative expenses	967,720	383,552	1,512,658	759,073
Royalty settlement	—	—	750,000	—
Depreciation and amortization	145,156	81,537	265,854	160,378

Operating Loss	(1,619,741)	(568,992)	(3,427,707)	(1,234,279)

Interest income	28,842	1,412	42,616	2,895
Interest expense	(178,924)	(115,845)	(262,970)	(231,345)
Other	15,631	47,488	5,202	37,302

Total Other – net	(134,451)	(66,945)	(215,152)	(191,148)

Net Loss	(1,754,192)	(635,937)	(3,642,859)	(1,425,427)

Preferred stock dividend	(105,000)	—	(129,500)	—
Beneficial conversion feature	—	—	(1,666,667)	—

Net Loss Available to Common Stockholders	$(1,859,192)	$(635,937)	$(5,439,026)	$(1,425,427)

Net Loss Per Share Available to Common Stockholders:
Basic and Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.03)

Weighted Average Number of Common Shares Outstanding	69,010,653	41,465,035	67,356,629	41,023,648

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,642,859)	$(1,425,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	131,000
Issuance of common stock to royalty holders	500,000	—
Depreciation and amortization	265,854	160,377
Common stock issued for services	—	30,800
Common stock issued for compensation	—	30,000
Preferred stock issued as compensation	—	295,000
Write-off of vendor payables	—	(45,890)
Net change in operating assets and liabilities
Accounts receivable	(173,077)	(201,236)
Inventories	(762,785)	69,255
Prepaid expenses and other	37,311	(35,726)
Other assets	(280,796)	(2,430)
Accounts payable and accrued expenses	(612,671)	(51,969)

Net cash used in operating activities	(4,669,023)	(1,046,246)

Cash flows from investing activities:
Purchase of property and equipment	(1,220,780)	(601,893)
Purchase of Marshall property and equipment	(4,465,632)	(150,000)

Net cash used in investing activities	(5,686,412)	(751,893)

Cash flows from financing activities:
Exercise of warrants	1,902,663	—
Sale of common stock	26,000	436,150
Payment on note payable to a related party	(2,000,000)	—
Proceeds from debt	11,900,000	—
Debt offering costs for common stock	(371,475)	—
Offering costs for common stock	(256,864)	(111,019)
Dividends	(94,500)	—
Proceeds from stock subscriptions	702,100	—
Sale of preferred stock	9,500,000	—
Offering costs for preferred stock	(448,750)	—

Net cash provided by financing activities	20,859,174	325,131

Net increase (decrease) in cash and cash equivalents	10,503,739	(1,473,008)
Cash and cash equivalents, beginning of period	3,236,340	2,428,585

Cash and cash equivalents, end of period	$13,740,079	$955,577

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie, through February 5, 2004 in its wholly owned subsidiary TieTek Technologies, Inc. and since that date in its newly formed subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“Union Pacific”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six-year period. As of June 30, 2004, TieTek has sold over 114,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement.

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

In accordance with requests by Securities and Exchange Commission examiners regarding a Form SB-2 (Registration
No. 333-114356) registration statement that will be amended and refiled in the near future, the Company has restated its balance sheet as of December 31, 2003 to reflect two adjustments. First, the investment in unconsolidated affiliate has been increased by $796,000 (with a corresponding increase in additional paid-in capital) to reflect the recording of the investment in Global Photonic Energy at fair market value as opposed to cost. Second, the costs associated with the Bank of America litigation has been restated as litigation expense, resulting in an increase in additional paid-in capital of $1,351,588 and a corresponding decrease in accumulated deficit and increase in net loss.

In 2004, the Company changed its method of presenting depreciation and amortization on its statement of operations. Under the new policy, depreciation and amortization is segregated from cost of sales and selling general and administrative and presented in a separate line item. The decision to change this presentation was made because management believes this segregation provides a more clear understanding of the Company’s business costs. The Company has applied the change retroactively, and the prior period has been restated. The effect of this change on the six-month period ended June 30, 2003 was a decrease in cost of sales and gross loss by $114,295 and a decrease in selling, general and administrative by $46,083 with a corresponding increase in depreciation and amortization of $160,378. This change had no impact on operating loss or net loss. Also in 2004, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No 46R, “Consolidation of Variable Interest Entities” (FIN 46R). As a result of completing the Tie Investors, LLC financing in February 2004, the newly formed TieTek LLC is considered a variable interest entity. However, because the risk of loss resides principally with NATK, the Company will continue to consolidate its financial statements with those of TieTek LLC (see Note 4).

The basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended June 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share available to common stockholders. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 28,567,053 shares of Common Stock.

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and net loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	June 30,
	2004	2003
Net loss available to common stockholders, as reported	$(5,439,026)	$(1,425,427)
Stock-based employee compensation expense, net of taxes	(163,403)	(163,403)

Pro forma	$(5,602,429)	$(1,588,830)

Loss per share available to common stockholders:
As reported	$(0.08)	$(0.03)

Pro forma	$(0.08)	$(0.04)

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	June 30, 2004	December 31, 2003
Raw materials	$967,187	$104,772
Finished goods	65,920	165,550

Total	$1,033,107	$270,322

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Machinery and equipment	$3,938,090	$2,811,934
Furniture, fixtures and other	181,870	87,246

Total property and equipment	4,119,960	2,899,180
Less accumulated depreciation	(814,726)	(621,847)

Total property and equipment, net	$3,305,234	$2,277,333

For the six months ended June 30, 2004 and 2003, depreciation expense totaled $192,879 and $114,295, respectively. Total property, plant and equipment under construction at TieTek’s Marshall plant was $8,333,588 at June 30, 2004.

NOTE 4 – DEBT TO TIE INVESTORS, LLC

In February 2004 NATK and TieTek entered into a new credit facility with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), for up to $14,000,000 and retired an initial loan of $2,100,000 received in August 2003 for the acquisition of the Marshall, Texas property. As of June 30, 2004, TieTek had drawn all of this credit facility. TieTek used $2,100,000 of the funds to retire the initial loan, $4,650,787 was reimbursed to NATK for equipment purchases and certain operating expenses incurred on behalf of TieTek and the remainder was used to fund operations. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon completion of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek. NATK has no direct liability related to this credit facility.

At its Annual Meeting of Stockholders held on April 28, 2004, the NATK stockholders approved the Sponsor Transaction. As a result, on May 5, 2004 all of TieTek’s assets and technology were transferred from TieTek Technologies, Inc. to TieTek LLC. Since that date, all crosstie manufacturing operations have been conducted in TieTek LLC, and TieTek Technologies, Inc. and NATK have been released from liability related to this credit facility.

Sponsor has the option to acquire 49.9% of the new subsidiary for $5,000,000 (subject to reduction for payments to royalty holders) during years three through seven of the credit facility (the “Sponsor Option”) and controls a majority of the Board of Managers of TieTek. If Sponsor exercises the Sponsor Option, within one year either party may submit an offer to the other party in an amount at which it will sell its interest or buy the interest of the other party. Upon receipt of such notice, the receiving party must buy or sell at the other party’s price within a specified period of time.

The capital structure and management of TieTek LLC is governed by TieTek LLC’s Regulations. Under the Regulations, the authorized capital structure of TieTek LLC consists of 1,000 Class A Membership Interests (“Class A”) and one Class B Membership Interest (“Class B”), all of which have been issued. All of the Class A units are owned by NATK and all of the Class B units are owned by Sponsor. In the event the Sponsor Option is exercised, NATK will be required to transfer 499 of the Class A units to Sponsor, resulting in Sponsor owning 49.9% of the Class A units. The Sponsor Option is exercisable at any time between February 5, 2006 and February 5, 2011. Upon exercise of the Sponsor Option, the Class B unit will be cancelled.

Any significant action of TieTek LLC would typically require a majority vote of the members of the board of managers, although certain major actions require the unanimous vote of the managers or members. These include the sale of all or substantially all of the assets of TieTek LLC, a merger or consolidation, bankruptcy filings and various other significant matters set forth in the Regulations.

NATK has the right to receive annual distributions from TieTek LLC in order to pay for any tax liability allocable to NATK. In addition, after 2006, and every year thereafter, NATK is entitled to receive a mandatory cash distribution of 25.5% of TieTek’s net income. To the extent that NATK receives any distribution for taxes or mandatory distributions, Sponsor is entitled to receive a distribution or service fee (the character of such fee depending on whether the Sponsor Option has been exercised) in approximately the same amount distributed to NATK. The exact amount Sponsor will receive will be determined as if the Sponsor Option had been exercised prior to the payment of such taxes or mandatory distribution to NATK.

TieTek incurred $371,475 of costs associated with this debt financing, such amount to be amortized over the life of the credit facility. During the six months ended June 30, 2004, TieTek capitalized $175,527 of interest associated with the credit facility as such amounts were incurred in conjunction with construction of the two production lines in Marshall, Texas.

See Note 8 for subsequent events related to the debt to Tie Investors and the Sponsor Option.

NOTE 5 – STOCKHOLDER’S EQUITY

Preferred Stock

In March 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 for the purchase of 7,000 shares of Series AA Convertible Preferred Stock (“Series AA”) and $2,500,000 for the purchase of 2,500 shares of Series BB Convertible Preferred Stock (“Series BB”). Under the terms of the Securities Purchase Agreement, the Company sold $7,000,000 of Series AA and the holders committed to buy an additional $7,000,000 should certain events occur. The Company incurred $448,560 in offering costs and issued warrants to purchase 598,840 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions.

The Series AA has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has 6% dividends payable quarterly in cash or Common Stock and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days. In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. Because the Series AA is mandatorily redeemable, the Company has classified such amount as a long-term liability. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized. Dividends payable of $35,000 related to the Series AA were recorded as of June 30, 2004.

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

Common Stock

During the first six months of 2004, NATK issued 34,816 shares of its Common Stock for total gross proceeds of $26,000 and warrants to purchase 15,416 shares of Common Stock. NATK agreed to issue 500,000 shares of its Common Stock to the holders of the TieTek royalty upon closing of the credit facility with Tie Investors (see Note 7). NATK also issued 1,056,538 shares of its Common Stock to Avalanche Resources, Ltd (“Avalanche”), the Company’s largest stockholder, pursuant to certain anti-dilution provisions contained in the Securities Purchase Agreement dated October 2, 2001 between the Company and Avalanche (see Note 7). NATK incurred $256,865 of equity offering costs during the six months ended June 30, 2004.

Warrants

During the six months ended June 30, 2004, warrants to purchase 3,189,771 shares of Common Stock were exercised, resulting in gross proceeds of $1,902,663. Warrants for the purchase of 691,667 shares of Common Stock were cancelled during the period. In addition, the Company issued warrants to purchase 838,406 shares of Common Stock to broker-dealers for commissions associated with equity transactions completed in late 2003 and 2004.

NOTE 6 – STOCK OPTIONS

A summary of shares to be issued and weighted average exercise price related to stock options granted as of June 30, 2004, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,029,722	$2.94
Expired or forfeited	(70,000)	0.04

Outstanding at June 30, 2004	959,722	$2.98

Options exercisable at June 30, 2004	959,722	$2.98

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

	June 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	96%	96%
Risk free interest rate	3%	3%
Expected lives	3 years	3 years

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, agreed to issue 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue in 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. The Company’s former chief executive officer (who is the new chief executive officer of TieTek) is a principal of the Royalty Holders.

In February 2004, NATK issued 1,056,538 shares of its Common Stock to Avalanche, the Company’s largest stockholder, pursuant to the Securities Purchase Agreement dated October 2, 2001 which required Avalanche maintain a 55% ownership of the Company’s Common Stock assuming conversion of all convertible debt and preferred stock outstanding at that time into Common Stock. This issuance occurred as a result of the issuance of 864,440 shares to a former holder of convertible debt on December 31, 2003.

In February 2004, NATK retired the note payable to Avalanche in the amount of $2,000,000.

NOTE 8 – SUBSEQUENT EVENT – PROPOSED SETTLEMENT AND RESTRUCTURING WITH CRESTVIEW CAPITAL AND RESOLUTION OF LITIGATION WITH SPONSOR INVESTMENTS

On March 15, 2004, NATK submitted a new business opportunity to the Board of Managers of TieTek in accordance with the regulations of TieTek LLC. The submission contemplated an equity investment of at least $15,000,000 by each of NATK and Sponsor to fund the construction of two additional lines at the Marshall facility, a two-line plant in the eastern U.S. and a two-line plant in the western U.S. NATK’s proposal was consistent with previous TieTek business plans and projections. On March 24, 2004, a meeting of the Board of Managers was held and the new business opportunity was tabled by vote of the Sponsor-majority members until further review. On March 31, 2004, Sponsor filed a lawsuit against Mr. Maddox, who had delivered the new business opportunity plan as directed by

NATK’s Board, seeking to have him removed as one of the two NATK representatives on the Board of Managers, claiming that the proposed equity infusion was so irrational as to be a breach of Mr. Maddox’s fiduciary duties and warrants his removal. On April 23, 2004, mediation between the parties was not successful in resolving the suit. After the mediation concluded, NATK elected to withdraw its new business opportunity submission while TieTek management reviewed the plan for potential adjustment which is ongoing. NATK’s legal counsel has advised it that the lawsuit seeking Mr. Maddox’s removal is meritless and has no basis in fact.

On June 24, 2004, NATK and certain affiliates filed suit in state district court in Marshall, Texas against Sponsor and Tie Investors (the “NATK Lawsuit”). The subject of the suit was the $14,000,000 loan made by Sponsor and Tie Investors in February 2004. The suit alleges, among other things, that Sponsor and Tie Investors engineered the loan transaction to exact from NATK and certain affiliates, compensation in an amount more than twice the legal rate of interest. NATK and certain affiliates were seeking the full relief available by law, including forfeiture by Sponsor of the option to purchase 49.9 percent of TieTek LLC, and refund of all other interest charges, and forfeiture of the $14,000,000 principal amount.

Despite the pendency of this dispute, TieTek LLC will require infusions of capital throughout the remainder of the year to meet expenses and to complete the Houston upgrade and Marshall facilities. NATK has committed to meet these capital needs per its agreements, with or without Sponsor’s participation. In July 2004, NATK advanced TieTek $2,004,000 to fund its operations. This advance was made based on a request from TieTek management and a proposal by Sponsor that such funds be provided as subordinated debt to TieTek. Sponsor has not provided any funds to date. NATK management believes that any funds advanced to TieTek will be on the same terms as any funds provided by Sponsor. As a result, any money invested by NATK in TieTek would be equal to the funds provided by the Tie Investors Credit Facility or invested as equity on terms contemplated by the Sponsor Option to purchase 49.9% of TieTek.

On July 14, 2004, Tie Investors notified NATK that TieTek LLC was in default of the credit facility with Tie Investors as a result of the NATK Lawsuit. NATK had until August 13, 2004 to cure such default by dismissing the NATK Lawsuit. On August 12, 2004, Tie Investors notified NATK that it has extended the date to cure such default to September 12, 2004.

NATK and Avalanche are currently engaged in negotiations with NATK’s preferred stockholders and Sponsor to settle all claims between the Company and Sponsor in exchange for a restructuring of TieTek and NATK. The negotiations have resulted in Avalanche entering into a preliminary agreement to sell to an investment group composed of Morton Meyerson, Crestview Capital Master, LLC, Harris Toibb, Midsummer Investment Ltd. and Islandia, L.P. (collectively, the “Purchasers”) 25,651,515 shares of NATK Common Stock. Consummation of the sale of the Avalanche shares is subject to satisfaction of numerous conditions, including, but not limited to, (i) the dismissal with prejudice of the NATK Lawsuit and the execution of mutual releases among the Purchasers, Avalanche, Sponsor, Tie Investors and the Company’s directors, (ii) renegotiation of certain material terms of NATK’s agreements with Sponsor on terms acceptable to the Purchasers, and (iii) replacement of the current officers and directors of the Company.

On August 12, 2004 NATK’s Board of Directors approved a preliminary, nonbinding term sheet with Sponsor under which Sponsor would exchange its rights with respect to TieTek LLC for the issuance of approximately 33% of the outstanding stock of NATK. This issuance of stock to Sponsor would be subject to the approval of NATK’s stockholders and the settlement of the NATK Lawsuit. On August 13, 2004, Sponsor extended for thirty days the grace period granted under the default notice to NATK under the Tie Investors Credit Facility.

If completed, the potential transactions with the Purchasers and with Sponsor would result in a change in control of NATK. No assurances can be given that definitive agreements can be successfully negotiated on the terms and conditions set forth above (or otherwise) or completed, or that the terms of such agreements will be acceptable to the other parties involved in the contemplated transactions.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in the 2003 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

NATK’s principal business is the manufacture and marketing of TieTek™ products through its TieTek subsidiary. TieTek’s main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996 through June 20, 2004, over 146,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six-year period. As of June 30, 2004, TieTek has sold over 114,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement. TieTek commenced commercial production from its new Marshall, Texas facility in July 2004.

Results of Operations for the three months ended June 30, 2004 versus June 30, 2003

The net loss of $1,754,192 for the three months ended June 30, 2004 reflects an increase of $1,118,255 from the net loss of $635,937 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $211,702, (2) an increase in selling, general and administrative expenses of $584,168, (3) start up expenses at the Marshall plant of $191,260, (4) increased depreciation and amortization of $63,619 and (5) an increase in other expense of $68,248.

Sales. During the three months ended June 30, 2004 and 2003, TieTek produced approximately 11,700 and 17,000 crossties from its Houston facility, respectively. Due to equipment delays and automation related startup issues, the Marshall plant produced only 39 crossties in May and June 2004. The decrease in 2004 production from the Houston facility was principally due to concentration of effort by management and certain operators on the training and start-up of the Marshall facility.

Net sales for the three months ended June 30, 2004 and June 30, 2003, were $726,083 and $986,594, respectively, and related solely to the sale of 13,216 and 18,060 crossties, respectively. The decrease in net sales was due to the decreased production. As of June 30, 2004, the Company had an inventory of 1,328 crossties meeting Union Pacific specifications.

Gross Loss. During the three months ended June 30, 2004 and 2003, the sale of TieTek™ crossties resulted in a negative gross margin. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases, particularly after the Marshall plant achieves increased production.

During the three months ended June 30, 2004 gross loss for TieTek was $315,605 compared to a gross loss of $103,903 for the three months ended June 30, 2003. The increase in gross loss was due to the decreased sales resulting from decreased production discussed above. The first production line in Marshall produced minimal ties until mid-July. The second line is under construction and is projected to be mechanically complete by mid August. The two production lines in Marshall, Texas will be capable of producing 10,800 crossties per month. TieTek management believes that, once completed, the total capacity of the Houston and Marshall plants will be sufficient to achieve positive EBITDA.

Startup Expenses – Marshall. TieTek incurred $191,260 of startup expenses associated with the Marshall facility during the three months ended June 30, 2004. These expenses were principally labor, benefits and related overhead costs associated with startup of the first production line. The first line began production of commercial quantities of crossties in July.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $967,720 for the three months ended June 30, 2004 compared to $383,552 for the three months ended June 30, 2003, an increase of $584,168, or 152%. TieTek SG&A expenses increased $485,805 and NATK’s SG&A expenses increased by $108,091. The TieTek increase reflects primarily the increase in salary and other employee-related costs as TieTek ramped up these costs in conjunction with the startup of the Marshall operations and development of infrastructure in operations, marketing and engineering. TieTek currently has 61 employees, an increase of 32 since December 31, 2003. The NATK increase was the result of increased public company expenses and legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $145,156 for the three months ended June 30, 2004 compared to $81,537 for the three months ended June 30, 2003, an increase of $63,619, or 78%. This increase reflects primarily plant and equipment additions made to the Houston plant during 2004 and amortization of transaction costs associated with the Tie Investors credit facility. It is anticipated that depreciation will increase significantly during the second half of 2004 as the production lines in Marshall are placed in service for the full periods.

Other Income and (Expense). Total other expense was $134,451 for the three months ended June 30, 2004 as compared to $66,203 for the three months ended June 30, 2003, an increase of $68,248, or 103%. This increase is primarily attributable to increased interest expense related to the Tie Investors credit facility (net of amounts capitalized).

Results of Operations for the six months ended June 30, 2004 versus June 30, 2003

The net loss of $3,642,859 for the six months ended June 30, 2004 reflects an increase of $2,217,432 from the net loss of $1,425,427 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $371,242, (2) an increase in selling, general and administrative expenses of $753,585, (3) start up expenses at the Marshall plant of $213,125, (4) the payments to the Royalty Holders in settlement of various rights to royalty payment of $750,000 and (5) increased depreciation and amortization of $105,476.

Sales. During the six months ended June 30, 2004 and 2003, TieTek produced approximately 19,000 and 31,000 crossties from its Houston facility, respectively. The decrease in 2004 production was principally due to the refurbishment of the Houston plant, resulting in minimal production in most of January and February and concentration of effort by management and certain operators on the training of employees and start-up of the Marshall facility during the second quarter of 2004.

Net sales for the three months ended June 30, 2004 and June 30, 2003, were $984,885 and $1,867,621, respectively, and related solely to the sale of 18,369 and 35,017 crossties, respectively. The decrease in net sales was due to the decreased production.

Gross Loss. During the six months ended June 30, 2004, gross loss for TieTek was $686,070 compared to a gross loss of $314,828 for the six months ended June 30, 2003. The increase in gross loss was due to the decreased sales resulting from the decreased production discussed above.

Startup Expenses – Marshall. TieTek incurred $213,125 of start up expenses associated with the Marshall facility during the three months ended June 30, 2004. These expenses were principally labor, benefits and related overhead costs associated with startup of the first production line.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,512,658 for the six months ended June 30, 2004 compared to $759,073 for the six months ended June 30, 2003, an increase of $753,585, or 99%. TieTek SG&A expenses increased $663,414 and NATK’s SG&A expenses increased by $90,171. The TieTek increase reflects primarily the increase in salary, other employee-related and consulting costs as TieTek ramped up these costs in conjunction with the startup of the Marshall operations and development of infrastructure in operations, marketing and engineering. TieTek currently has 61 employees, an increase of 32 since December 31, 2003. The NATK increase was the result of increased public company expenses and legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $265,854 for the six months ended June 30, 2004 compared to $160,378 for the six months ended June 30, 2003, an increase of $105,476, or 66%. This increase reflects primarily additions made to the Houston plant during 2003 and 2004 and amortization of transaction costs associated with the Tie Investors credit facility.

Liquidity and Capital Resources

For the six months ended June 30, 2004, NATK and TieTek continued to have a cash flow deficit from operations averaging over $140,000 and $300,000 per month, respectively. TieTek’s burn rate has increased because of the ramp up of costs associated with the Marshall facility and the development of infrastructure in operations, marketing and engineering. These deficits reflect primarily the negative gross margins, start up of the Marshall plant and SG&A associated with TieTek and NATK’s overhead and the cash portion of the royalty payment. As of June 30, 2004, NATK had a favorable working capital balance of $13,299,359 and a cash balance of $13,740,079. NATK believes it has access to sufficient capital to fund TieTek’s planned expansion and operations beyond 2004.

TieTek has made significant progress towards increasing future production and sales of the TieTek™ crosstie by constructing two production lines in Marshall, Texas. Because of delays in shipment of process equipment and programming problems experienced in June, the first production line in Marshall produced minimal ties until mid-July. The second line is expected to be mechanically complete by mid-August and available for production in late-August or early-September. Each line will have the capacity to produce 10,800 crossties per month. Upon completion of the two production lines in Marshall and modifications to the Houston plant, TieTek will have the capacity to produce 28,600 crossties per month, including 7,000 crossties per month at the Houston plant. The Company anticipates that this production capacity will enable TieTek to fully service the Union Pacific Agreement while expanding sales to other customers. Currently, TieTek is operating the Houston plant six to seven days a week, 24 hours a day and producing approximately 6,000 crossties per month. Based on the current contractual sales price to Union Pacific, anticipated sales prices to other railroads and known cost reductions created from increased volume of production, the Company estimates it could generate a gross profit with production and sale of 8,000 crossties per month from each production line. In addition, the Company estimates it could achieve breakeven or positive EBITDA with total production and sales of 28,000 crossties per month from its three production lines in Marshall and Houston. As of the date of this report, the Company estimates that TieTek will require an additional $2,700,000 to fund completion of the production lines at the Marshall plant, modifications to the Houston plant and the operations of the Marshall and Houston plants to the end of 2004. NATK advanced TieTek $2,004,000 in early July to partially fund these needs (of which approximately $700,000 remains as of the date of this report). The Company also estimates that TieTek may achieve breakeven or positive EBITDA by the second quarter of 2005. There can be no assurance these estimates are achievable. Upon initial confirmation of production and cost estimates from the first production line in Marshall, the startup of the second line at Marshall will be expedited and a third line at Marshall will be planned. TieTek anticipates that a third line could be constructed in Marshall at a cost of approximately $4,000,000 and additional raw material handling capacity at a cost of approximately $1,000,000.

In February 2004, NATK, TieTek Technologies, Inc. and TieTek LLC entered into the Tie Investors Credit Facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the $2,100,000 bridge loan obtained from Tie Investors in August 2003 to acquire the Marshall property. As of June 30, 2004, TieTek had drawn all of this credit facility. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon termination of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek

TieTek Technologies, Inc. granted Sponsor the Sponsor Option, which allows it to acquire 49.9% of TieTek LLC for $5,000,000 (subject to reduction for payments made to the Royalty Holders) between February 5, 2006 and February 5, 2011. If Sponsor exercises the Sponsor Option, either party may, within one year, submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Upon receipt of such notice, the receiving party must elect to either buy or sell at the other party’s offering price within a specified period of time. The agreement with Sponsor further prohibits NATK and Sponsor from competing with TieTek and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek, without first offering them to TieTek. If NATK or Sponsor is unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party may pursue such business opportunity for its own interest, but must pay TieTek a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

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

NATK believes it has sufficient funds to enable it to fund its cash needs as well as TieTek’s. NATK currently has approximately $13,000,000 in cash and may also receive capital in the future from the following sources:

•	from the exercise of outstanding warrants and options (up to $17.2 million).

•	from Sponsor pursuant to the purchase option (up to $5 million)

•	from the preferred stockholders if NATK’s stock price reaches certain thresholds (up to $7 million).

During the six months ended June 30, 2004, the Company used $4,669,023 in cash for its operating activities, reflecting primarily the net loss of $3,642,859 adjusted for net non-cash expenses, which were $765,854, and changes in operating assets and liabilities of $1,792,018 (principally increased raw materials inventory of $762,785 and reduction in accounts payable and accrued liabilities of $612,671)). During the six months ended June 30, 2003, the Company used $1,046,246 in cash for its operating activities, reflecting primarily the net loss of $1,425,427 adjusted for net non-cash expenses, which were $601,287, and increases in operating assets and liabilities of $222,106.

Net cash used by investing activities during the six months ended June 30, 2004, was $5,686,412, most of which was associated with additions to the Marshall plant. Net cash used by investing activities during the six months ended June 30, 2003, was $751,893, most of which was associated with the Houston plant.

Net cash provided by financing activities during the six months ended June 30, 2004, was $20,859,174, consisting primarily of $1,902,663 in proceeds from warrant exercises, $11,900,000 in proceeds from the Tie Investors credit facility, $9,051,250 in net proceeds from the sale of Preferred Stock and $702,100 in proceeds from stock subscriptions, partially offset by a $2,000,000 payment on a note payable to a related party, payments associated with debt and equity transaction costs of $628,339 and payment of dividends on the Preferred Stock of $94,500. Net cash from financing activities during the six months ended June 30, 2003, was $325,131, all of which was derived from sales of Common Stock.

Proposed Settlement and Restructuring

NATK and Avalanche are currently engaged in negotiations with NATK’s preferred stockholders and Sponsor to settle all claims between the Company and Sponsor in exchange for a restructuring of TieTek and NATK. The negotiations have resulted in Avalanche entering into a preliminary agreement to sell to an investment group composed of Morton Meyerson, Crestview Capital Master, LLC, Harris Toibb, Midsummer Investment Ltd. and Islandia, L.P. (collectively, the “Purchasers”) 25,651,515 shares of NATK Common Stock. Consummation of the sale of the Avalanche shares is subject to satisfaction of numerous conditions, including, but not limited to, (i) the dismissal with prejudice of the NATK Lawsuit and the execution of mutual releases among the Purchasers, Avalanche, Sponsor, Tie Investors and the Company’s directors, (ii) renegotiation of certain material terms of NATK’s agreements with Sponsor on terms acceptable to the Purchasers, and (iii) replacement of the current officers and directors of the Company.

On August 12, 2004 NATK’s Board of Directors approved a preliminary, nonbinding term sheet with Sponsor under which Sponsor would exchange its rights with respect to TieTek LLC for the issuance of approximately 33% of the outstanding stock of NATK. This issuance of stock to Sponsor would be subject to the approval of NATK’s stockholders and the settlement of the NATK Lawsuit. On August 13, 2004, Sponsor extended for thirty days the grace period granted under the default notice to NATK under the Tie Investors Credit Facility.

If completed, the potential transactions with the Purchasers and with Sponsor would result in a change in control of NATK. No assurances can be given that definitive agreements can be successfully negotiated on the terms and conditions set forth above (or otherwise) or completed, or that the terms of such agreements will be acceptable to the other parties involved in the contemplated transactions.

Item 3: Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

Our company’s management, with the participation of our company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in our company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings:

Reference is made to the disclosure in Note 8 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, and in the section entitled “Proposed Settlement and Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Part I, for a description of recent legal proceedings affecting the Company.

Item 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities:

On April 7 and May 21, 2004, the Company issued warrants to purchase an aggregate of 598,740 shares of Common Stock to two broker-dealers in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The warrants were offered and sold without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales. The warrants are exercisable for shares of Common Stock at between $0.60 and $1.30 per share for a period of three to five years.

Item 4: Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 28, 2004 the shareholders elected each of the directors named, and approved each of the matters described, in the proxy statement for the meeting. In addition to the Class II directors elected at the meeting, Robert E. Chain and Tim R. Reeves are Class I directors and John C. Malone is a Class III director, each of whose term of office continued after the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:

	MATTER VOTED ON:	FOR	WITHHELD OR AGAINST	ABSTAIN AND NON- VOTES
1.	Election of the following two Class II directors of the Company: Franklin A. Mathias Kevin C. Maddox	50,070,201 50,090,909	755,567 734,859	— —
2.	Ratification of a series of transactions with Sponsor Investments, LLC. (“Sponsor”) and its affiliates, including a $14,000,000 loan from Tie Investors, LLC, the transfer of all NATK’s operating assets to TieTek LLC, and the grant of an option to Sponsor to purchase 49.9% of TieTek LLC, all as more completely described in the proxy statement as the Sponsor Transaction.	41,777,748	791,516	8,256,504
3.	Ratification of the issuance of 500,000 shares of Company Common Stock to certain persons, including Henry W. Sullivan, the former Chief Executive Officer of the Company, as a partial royalty payment pursuant to a Royalty Agreement, as described in the proxy statement as the Royalty Holders Issuance.	41,611,305	922,959	8,291,504
4.	Ratification of the sale by the Company of 4,166,665 shares, and warrants to purchase an additional 4,166,665 shares, of Company Common Stock and 9,500 shares of Company Preferred Stock to a group of institutional investors, as described in the proxy statement as the Private Placement and Preferred Stock Placement.	41,773,193	759,896	8,292,679
5.	Ratification of the sale of 1,700,000 shares and a warrant to purchase 1,700,000 shares of Company Common Stock to its largest stockholder, Avalanche Resources, Ltd., in exchange for 408,000 shares of stock in Global Photonic Energy Corporation, as described in the proxy statement as the GPEC Transaction.	40,633,214	772,880	9,419,674
6.	Ratification of the appointment of Ham Langston & Brezina, LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.	49,570,422	665,844	599,501

Item 5. Other Information

The Company received notice on July 29, 2004 from The NASDAQ Stock Market granting a 180 day extension of time to regain compliance with the Marketplace Rule requiring a minimum bid price of $1.00 for continued listing on the NASDAQ Small Cap Market. NASDAQ had previously informed NATK that its securities would be delisted based on failure to comply with the minimum bid price in violation of Marketplace Rules. If, at any time before January 21, 2005, the bid price of the Company’s stock closes at $1.00 per share or more for a minimum of ten consecutive business days, the Company will comply with the rule. A press release reporting this notification was made by the Company on July 30, 2004.

Reference is made to the disclosure in Note 8 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, and in the section entitled “Proposed Settlement and Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Part I, for a description of events which may result in a change in control, and in a material amendment to a material agreement, of the Company.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.1	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.5	Form of Warrant to Purchase Common Stock issued to broker/dealers in quarter ended June 30, 2004	Filed herewith

10.1*	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed June 13, 2003

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek and Tie Investors LLC	Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek	Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.10	Subscription Agreement dated July 17, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended December 31, 2003

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 2003

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd..	Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the year ended December 31, 2003

10.15*	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein	Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the year ended December 31, 2003

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Form SB-2 Registration Statement filed June 17, 2004

31.1	Certification of Kevin C. Maddox, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of John N. Bingham, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Kevin C. Maddox, President and Chief Executive Officer, and of John N. Bingham, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Identifies current management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K:

The Registrant filed a Form 8-K on June 24, 2004 reporting the filing of a lawsuit against Sponsor Investments, LLC and Tie Investors, LLC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 16, 2004	/s/ Kevin C. Maddox
Kevin C. Maddox
President and Chief Executive Officer

Date: August 16, 2004	/s/ John N. Bingham
John N. Bingham
Acting Chief Financial Officer