Form 10QSB
period 2004-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2004-11-22
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 69,677,319 common shares outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and December 31, 2003

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$10,136,936	$3,236,340
Accounts receivable, net of allowance of $0 and $30,000, respectively	224,864	57,050
Accounts receivable – officers and directors	450,000	—
Inventories	981,700	270,322
Prepaid expenses and other	79,011	127,884

Total Current Assets	11,872,511	3,691,596

Property and equipment, net	9,828,195	2,277,333
Marshall plant under construction	1,850,120	3,867,956

Patents and intangibles, net of amortization of $843,713 and $739,346, respectively	1,118,973	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets, net of amortization of $24,716 and 0, respectively	800,863	22,596

Total Assets	$27,186,020	$12,710,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$921,830	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	734,356	400,000
Dividends payable	140,000	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	1,796,186	4,372,198

Debt to Tie Investors, LLC	14,000,000	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	22,447,436	6,472,198

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,677,319 and 64,229,520 shares issued and outstanding, respectively	69,677	64,229
Additional paid-in capital	71,133,860	69,099,101
Subscriptions receivable	(50,000)	(1,002,100)
Accumulated deficit	(68,814,953)	(61,922,825)

Total Stockholders’ Equity	4,738,584	6,238,405

Total Liabilities and Stockholders’ Equity	$27,186,020	$12,710,603

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$821,713	$382,413	$1,806,598	$2,250,034
Cost of goods sold	2,314,451	912,378	3,985,406	3,094,827

Gross Profit (Loss)	(1,492,738)	(529,965)	(2,178,808)	(844,793)

Startup expenses - Marshall	—	—	213,125	—
Selling, general and administrative expenses	1,173,529	299,689	2,686,187	1,058,763
Litigation expenses associated with the BACI Lawsuit	—	1,351,588	—	1,351,588
Royalty settlement	—	—	750,000	—
Depreciation and amortization	273,797	94,773	539,651	255,150

Operating Loss	(2,940,064)	(2,276,015)	(6,367,771)	(3,510,294)

Interest income	31,284	1,198	73,900	4,093
Interest expense	(340,489)	(115,500)	(603,459)	(346,845)
Other	—	40,359	5,202	77,661

Total Other – net	(309,205)	(73,943)	(524,357)	(265,091)

Net Loss	(3,249,269)	(2,349,958)	(6,892,128)	(3,775,385)

Beneficial on induced conversion of preferred stock	—	10,356,775	—	10,356,775
Preferred stock dividend	(105,000)	—	(234,500)	—
Beneficial conversion of warrants	—	—	(1,666,667)	—

Net Income (Loss) Available to Common Stockholders	$(3,354,269)	$8,006,817	$(8,793,295)	$6,581,390

Net Income (Loss) Per Share Available to Common Stockholders:
Basic and Diluted	$(0.05)	$0.18	$(0.13)	$0.15

Weighted Average Number of Common Shares	69,075,870	45,324,208	67,933,892	42,472,921

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,892,128)	$(3,775,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Deemed interest on convertible note payable	—	196,500
Issuance of common stock to royalty holders	500,000	—
Issuance of common stock for litigation expenses	—	1,144,000
Issuance of common stock to former noteholder	180,000	—
Depreciation and amortization	539,649	255,150
Common stock issued for services	—	33,300
Common stock issued for compensation	—	30,000
Preferred stock issued as compensation	—	442,500
Write-off of vendor payables	—	(45,892)
Net change in operating assets and liabilities
Accounts receivable	(617,814)	17,336
Inventories	(711,378)	(124,350)
Prepaid expenses and other	10,981	(180,024)
Accounts payable and accrued expenses	(716,011)	69,692

Net cash used in operating activities	(7,706,701)	(1,937,173)

Cash flows from investing activities:
Purchase of property and equipment	(5,943,592)	(2,393,399)
Increase in patents and purchased technologies	(87,576)	(78,515)

Net cash used in investing activities	(6,031,168)	(2,471,914)

Cash flows from financing activities:
Exercise of warrants	1,902,663	—
Sale of common stock	26,000	2,226,951
Issuance of common stock for investment	—	204,000
Advances (payment) on note payable	(2,000,000)	—
Proceeds from debt	11,900,000	2,100,000
Debt offering costs	(446,475)	—
Offering costs for common stock	(256,864)	(276,990)
Other offering costs	(395,709)
Purchase of preferred stock	—	(875,000)
Dividends	(94,500)	—
Proceeds from stock subscriptions	952,100	—
Sale of preferred stock	9,500,000	—
Offering costs for preferred stock	(448,750)	—

Net cash provided by financing activities	20,638,465	3,378,961

Net increase (decrease) in cash and cash equivalents	6,900,596	(1,030,126)
Cash and cash equivalents, beginning of period	3,236,340	2,428,585

Cash and cash equivalents, end of period	$10,136,936	$1,398,459

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie, through February 5, 2004 in its wholly owned subsidiary TieTek Technologies, Inc. and since that date in its newly formed subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“Union Pacific”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six-year period. As of September 30, 2004, TieTek has sold over 127,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement.

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

In accordance with requests by Securities and Exchange Commission examiners regarding a Form SB-2 (Registration No. 333-114356) registration statement filed by the Company, the Company has restated its balance sheet as of December 31, 2003 to reflect one adjustment. The costs associated with the Bank of America litigation have been restated as litigation expense (such expense reflected in the statement of operations for the quarter ended September 30, 2003), resulting in an increase in additional paid-in capital of $1,351,588 and a corresponding decrease in accumulated deficit and increase in net loss. In addition, the SEC requested that a beneficial conversion be recorded for the purchase of the preferred stock from Bank of America. This beneficial conversion is reflected in the statement of operations for the quarter ended September 30, 2003.

In 2004, the Company changed its method of presenting depreciation and amortization on its statement of operations. Under the new policy, depreciation and amortization is segregated from cost of sales and selling general and administrative and presented in a separate line item. The decision to change this presentation was made because management believes this segregation provides a more clear understanding of the Company’s business costs. The Company has applied the change retroactively, and the prior period has been restated. The effect of this change on the nine-month period ended September 30, 2003 was a decrease in cost of sales and gross loss by $180,329 and a decrease in selling, general and administrative by $74,821 with a corresponding increase in depreciation and amortization of $255,150. This change had no impact on operating loss or net loss. Also in 2004, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No 46R, “Consolidation of Variable Interest Entities” (FIN 46R). As a result of completing the Tie Investors, LLC financing in February 2004, the newly formed TieTek LLC is considered a variable interest entity. However, because the risk of loss resides principally with NATK, the Company will continue to consolidate its financial statements with those of TieTek LLC (see Note 4).

The basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended September 30, 2004 and 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share available to common stockholders. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 28,567,053 shares of Common Stock.

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and net loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	September 30,
	2004	2003
Net income (loss) available to common stockholders, as reported	$(8,793,295)	$6,581,390
Stock-based employee compensation expense, net of taxes	(163,403)	(163,403)

Pro forma	$(8,956,698)	$6,417,987

Income (loss) per share available to common stockholders:
As reported	$(0.13)	$0.15

Pro forma	$(0.13)	$0.15

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	September 30, 2004	December 31, 2003
Raw materials	$743,048	$104,772
Finished goods	238,652	165,550

Total	$981,700	$270,322

NOTE 3 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Machinery and equipment	$8,207,321	$2,811,934
Furniture, fixtures and other	2,653,287	87,246

Total property and equipment	10,860,608	2,899,180
Less accumulated depreciation	(1,032,413)	(621,847)

Total property and equipment, net	$9,828,195	$2,277,333

For the nine months ended September 30, 2004 and 2003, depreciation expense totaled $410,566 and $189,873, respectively. Total property, plant and equipment under construction at TieTek’s Marshall plant (principally the second production line) was $1,850,120 at September 30, 2004.

NOTE 4 – DEBT TO TIE INVESTORS, LLC

In February 2004 NATK and TieTek entered into a new credit facility with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), for up to $14,000,000 and retired an initial loan of $2,100,000 received in August 2003 for the acquisition of the Marshall, Texas property. As of September 30, 2004, TieTek had drawn all of this credit facility. TieTek used $2,100,000 of the funds to retire the initial loan, $4,650,787 was reimbursed to NATK for equipment purchases and certain operating expenses incurred on behalf of TieTek and the remainder was used to fund operations. The credit facility has a 10-year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. TieTek has not made the required interest payment on this credit facility since the second quarter and is in technical default.

At its Annual Meeting of Stockholders held on April 28, 2004, the NATK stockholders approved the Sponsor Transaction. As a result, on May 5, 2004 all of TieTek’s assets and technology were transferred from TieTek Technologies, Inc. to TieTek LLC. Since that date, all crosstie manufacturing operations have been conducted in TieTek LLC.

During the quarter ended September 30, 2004, Sponsor had the option to acquire 49.9% of the new subsidiary for $5,000,000 (subject to reduction for payments to royalty holders) during years three through seven of the credit facility (the “Sponsor Option”) and controlled a majority of the Board of Managers of TieTek. If Sponsor exercised the Sponsor

Option, within one year either party would be able to submit an offer to the other party in an amount at which it would sell its interest or buy the interest of the other party. Upon receipt of such notice, the receiving party would have to buy or sell at the other party’s price within a specified period of time.

The capital structure and management of TieTek LLC is governed by TieTek LLC’s Regulations. Under the Regulations, the authorized capital structure of TieTek LLC consisted of 1,000 Class A Membership Interests (“Class A”) and one Class B Membership Interest (“Class B”), all of which were issued. All of the Class A units were owned by NATK and all of the Class B units were owned by Sponsor. In the event the Sponsor Option was exercised, NATK would be required to transfer 499 of the Class A units to Sponsor, resulting in Sponsor owning 49.9% of the Class A units. The Sponsor Option was exercisable at any time between February 5, 2006 and February 5, 2011. Upon exercise of the Sponsor Option, the Class B unit would have been cancelled.

TieTek incurred $446,475 of costs associated with this debt financing, such amount to be amortized over the life of the credit facility. During the nine months ended September 30, 2004, TieTek capitalized $239,095 of interest associated with the credit facility as such amounts were incurred in conjunction with construction of the two production lines in Marshall, Texas.

See Note 8 for subsequent events related to the Sponsor Option.

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

The Series AA has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has 6% dividends payable quarterly in cash or Common Stock and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days. In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. Because the Series AA is mandatorily redeemable, the Company has classified such amount as a long-term liability. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized. Dividends payable of $140,000 related to the Series AA were recorded as of September 30, 2004.

The Series BB has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series BB is convertible into Common Stock at $0.60 per share, is junior to the Series AA, has no dividends payable and is not mandatorily redeemable. No warrants were issued in connection with the Series BB. Because the Series BB was convertible into Common Stock at a price below the closing price on the date of issuance, a beneficial conversion amount of $1,666,667 was recognized at the date of issuance. In conjunction with this offering, the purchaser of the Series BB surrendered and cancelled warrants to purchase 4,166,667 shares of Common Stock of NATK.

Common Stock

During the first nine months ended September 30, 2004, NATK issued 34,816 shares of its Common Stock for total gross proceeds of $26,000 and warrants to purchase 15,416 shares of Common Stock. NATK agreed to issue 500,000 shares of its Common Stock to the holders of the TieTek royalty upon closing of the credit facility with Tie Investors (see Note 7). NATK also issued 1,056,538 shares of its Common Stock to Avalanche Resources, Ltd (“Avalanche”), the Company’s largest stockholder, pursuant to certain anti-dilution provisions contained in the Securities Purchase Agreement dated October 2, 2001 between the Company and Avalanche (see Note 7). NATK incurred $256,865 of equity offering costs during the nine months ended September 30, 2004.

In September 2004, NATK issued 300,000 shares of its Common Stock to a former noteholder to settle a claim filed against the Company in June 2004. The Company recorded an expense of $180,000. Because this settlement was associated with the Avalanche transaction that was completed in 2001, an additional 366,666 shares of NATK Common Stock was issued to Avalanche in satisfaction of its antidilution rights.

Warrants

During the nine months ended September 30, 2004, warrants to purchase 3,189,771 shares of Common Stock were exercised, resulting in gross proceeds of $1,902,663. Warrants for the purchase of 691,667 shares of Common Stock were cancelled during the period. In addition, the Company issued warrants to purchase 838,406 shares of Common Stock to broker-dealers for commissions associated with equity transactions completed in late 2003 and 2004.

See Note 8 for subsequent events related to the shares of Preferred Stock, Common Stock and Warrants.

NOTE 6 – STOCK OPTIONS

A summary of shares to be issued and weighted average exercise price related to stock options granted as of September 30, 2004, is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,029,722	$2.94
Expired or forfeited	(70,000)	0.04

Outstanding at September 30, 2004	959,722	$2.98

Options exercisable at September 30, 2004	959,722	$2.98

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

	September 30,
	2004	2003
Dividend yield	0%	0%
Expected volatility	96%	96%
Risk free interest rate	3%	3%
Expected lives	3 years	3 years

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, agreed to issue 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue in 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. Henry W. Sullivan, the Company’s Chief Executive Officer, is a principal of the Royalty Holders.

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

On September 27, 2004, NATK issued 366,666 shares of its Common Stock to Avalanche pursuant to the Securities Purchase Agreement dated October 2, 2001. The issuance occurred as a result of issuance of 300,000 shares to a former holder of convertible debt on September 22, 2004.

In February 2004, NATK retired the note payable to Avalanche in the amount of $2,000,000.

NOTE 8 – SUBSEQUENT EVENT – SETTLEMENT AND RESTRUCTURING WITH CERTAIN PREFERRED STOCKHOLDERS AND SPONSOR

On November 8, 2004, NATK, Avalanche and Kevin Maddox entered into agreements with certain of NATK’s preferred stockholders and Sponsor to settle all claims between the Company and Sponsor in exchange for a restructuring of TieTek and NATK (the “Restructuring”). Under the terms of the Restructuring, Avalanche and Maddox agreed to sell to an investment group composed of Big Bend XI Investment, Ltd., Crestview Capital Master, LLC, HLTFFT, LLC, Midsummer Investment Ltd., Islandia, L.P., Richard Kiphart and Crestview Warrant Fund, L.P. (collectively, the “Purchasers”) 34,338,246 shares of NATK Common Stock and warrants to purchase 3,719,768 shares of Common Stock. On the same date, Sponsor agreed to exchange its option to purchase up to 49.9% of TieTek LLC for the issuance of Series CC Preferred Stock and warrants convertible into a number of common shares aggregating 33% of the outstanding stock of NATK (the “Exchange”). The sale of stock and warrants to the Purchasers was closed on November 12, 2004. Closing of the Exchange with Sponsor is expected to take place in December.

The transaction with the Purchasers resulted in a change in control of NATK and the Exchange with Sponsor may also result in a change in control of NATK. The Restructuring also resulted in a change in management. The Chief Executive Officer, Kevin Maddox, was replaced by Henry W. Sullivan on November 8, 2004, and the Acting Chief Financial Officer, John N. Bingham, will be replaced by Joseph W. Autem after the filing of this report. Under the terms of the Restructuring, each existing share of Series AA Preferred Stock (except for one investor that has elected not to participate) will be exchanged for one share of Series CC Preferred Stock (“Series CC”) and each share of Series BB Preferred Stock will be exchanged for 1.8 shares of Series CC. Each share of Series CC is convertible into 925.925 shares of NATK Common Stock. No proceeds will be received by the Company in the Restructuring. For additional details regarding the Restructuring, see the Form 8-K filed by the Company on November 15, 2004.

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

NATK’s principal business is the manufacture and marketing of TieTek™ products through its TieTek subsidiary. TieTek’s main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996 through October 31, 2004, over 160,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six-year period. As of September 30, 2004, TieTek has sold over 127,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement. TieTek commenced commercial production from its new Marshall, Texas facility in July 2004.

Results of Operations for the three months ended September 30, 2004 versus September 30, 2003

The net loss of $3,249,269 for the three months ended September 30, 2004 reflects an increase of $899,311 from the net loss of $2,349,958 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $962,773, (2) an increase in selling, general and administrative expenses of $873,840, (3) increased depreciation and amortization of $179,024 and (4) an increase in other expenses (primarily interest expenses) of $235,262, partially offset by decreased litigation expenses associated with the BACI Lawsuit in 2003 of $1,351,588.

Sales. During the three months ended September 30, 2004 and 2003, TieTek produced approximately 23,257 and 16,000 crossties, respectively, from its Houston and Marshall facilities. Due to equipment delays and automation related startup issues, the Marshall plant began commercial production in July 2004, producing 8,060 ties during the third quarter. The Houston facility produced slightly fewer ties in 2004 versus 2003.

Net sales for the three months ended September 30, 2004 and September 30, 2003, were $821,713 and $382,413, respectively, and related solely to the sale of 16,258 and 6,717 crossties, respectively. The increase in net sales was due to the increased production discussed above.

Gross Loss. During the three months ended September 30, 2004 and 2003, the sale of TieTek™ crossties resulted in a negative gross margin. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other.

During the three months ended September 30, 2004 gross loss for TieTek was $1,492,738 compared to a gross loss of $529,965 for the three months ended September 30, 2003. The increase in gross loss was due to increased costs associated with the start of production at the Marshall facility.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,173,529 for the three months ended September 30, 2004 compared to $299,689 for the three months ended September 30, 2003, an increase of $873,840, or 292%. TieTek SG&A expenses increased $460,568 and NATK’s SG&A expenses increased by $413,272. The TieTek increase reflects primarily the increase in salary and other employee-related costs as TieTek incurred these costs in conjunction with the startup of the Marshall operations and the addition of personnel in operations, marketing and engineering to implement the TieTek growth strategy. TieTek currently has 56 employees and approximately 40 temporary employees. The NATK increase was the result of increased public company expenses and legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $273,797 for the three months ended September 30, 2004 compared to $94,773 for the three months ended September 30, 2003, an increase of $179,024, or 189%. This increase reflects commencement of depreciation of the first production line at the Marshall plant and amortization of transaction costs associated with the Tie Investors credit facility. It is anticipated that depreciation will again increase significantly as the second production line in Marshall is placed in service.

Other Income and (Expense). Total other expense was $309,205 for the three months ended September 30, 2004 as compared to $73,943 for the three months ended September 30, 2003, an increase of $235,262, or 318%. This increase is primarily attributable to increased interest expense related to the Tie Investors credit facility.

Results of Operations for the nine months ended September 30, 2004 versus September 30, 2003

The net loss of $6,892,128 for the nine months ended September 30, 2004 reflects an increase of $3,116,743 from the net loss of $3,775,385 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $1,334,015, (2) an increase in selling, general and administrative expenses of $1,627,424, (3) start up expenses at the Marshall plant of $213,125, (4) payment to the Royalty Holders of $250,000 in cash and $500,000 in Common Stock upon execution of the Royalty Agreement (see Note 7), (5) increased depreciation and amortization of $284,501 and (6) increased other expenses (primarily interest expenses) of $259,266, partially offset by decreased litigation expenses associated with the BACI Lawsuit in 2003 of $1,351,588.

Sales. During the nine months ended September 30, 2004 and 2003, TieTek produced approximately 42,200 and 47,000 crossties, respectively, from its Houston and Marshall facilities. The Marshall plant began commercial production in July 2004, producing 8,099 ties to date. The decrease in 2004 production was principally due to the refurbishment of the Houston plant, resulting in minimal production in most of January and February and concentration of effort by management and certain operators on the training of employees and start-up of the Marshall facility during 2004.

Net sales for the nine months ended September 30, 2004 and September 30, 2003, were $1,806,598 and $2,250,034, respectively, and related solely to the sale of 34,568 and 41,734 crossties, respectively. The decrease in net sales was due to the decreased production at the Houston facility during the startup period at Marshall.

Gross Loss. During the nine months ended September 30, 2004, gross loss for TieTek was $2,178,808 compared to a gross loss of $844,793 for the nine months ended September 30, 2003. The increase in gross loss was due to increased costs associated with the Marshall facility and decreased production at the Houston facility.

Startup Expenses – Marshall. TieTek incurred $213,125 of start up expenses associated with the Marshall facility during the nine months ended September 30, 2004. These expenses were principally labor, benefits, training and related overhead costs associated with startup of the first production line.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $2,686,187 for the nine months ended September 30, 2004 compared to $1,058,763 for the nine months ended September 30, 2003, an increase of $1,627,424, or 154%. TieTek SG&A expenses increased $1,123,982 and NATK’s SG&A expenses increased by $503,442. The TieTek increase reflects primarily the increase in salary, other employee-related and consulting costs associated with the Marshall operations and the addition of personnel in operations, marketing and engineering to implement the TieTek growth strategy. TieTek currently has 56 employees and approximately 40 temporary employees. The NATK increase was the result of increased public company expenses and legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $539,651 for the nine months ended September 30, 2004 compared to $255,150 for the nine months ended September 30, 2003, an increase of $284,501, or 112%. This increase reflects commencement of depreciation of the first production line at the Marshall plant and amortization of transaction costs associated with the Tie Investors credit facility. It is anticipated that depreciation will increase significantly as the second production line in Marshall is placed in service.

Other Income and (Expense). Total other expense was $524,357 for the nine months ended September 30, 2004 as compared to $265,091 for the nine months ended September 30, 2003, an increase of $259,266, or 98%. This increase is primarily attributable to increased interest expense related to the Tie Investors credit facility.

Liquidity and Capital Resources

TieTek has constructed two production lines in Marshall, Texas. Because of delays in shipment of process equipment and programming problems, the first production line in Marshall produced minimal ties until mid-July. The second line approached mechanical completion by mid-August. During the third quarter, parts from the second production line were used for maintenance purposes to keep the first production line operating. It is estimated that an additional $250,000 of costs will be required to complete the second production line to start commercial production. However, due to delays in achieving the desired production results from operations of the first production line, startup of the second line has been deferred until early 2005.

Each line will have the capacity to produce 10,800 crossties per month. Upon completion of the two production lines in Marshall and modifications to the Houston plant, TieTek will have the capacity to produce 28,600 crossties per month, including 7,000 crossties per month at the Houston plant. There can be no assurance that TieTek will ever achieve such production capacity. The Company anticipates that this production capacity would enable TieTek to fully service the Union Pacific Agreement while expanding sales to other customers. Currently, TieTek is operating the Houston plant seven days a week, 24 hours a day and producing approximately 5,000 crossties per month and the first production line in Marshall 7 days a week, 24 hours per day and producing approximately 8,000 crossties per month. Based on the current contractual sales price to Union Pacific, anticipated sales prices to other railroads and known cost reductions created from increased volume of production, the Company estimates it could generate a gross profit with production and sale of 8,000 to 9,000 crossties per month from each production line in Marshall and 7,000 crossties per month at the Houston plant. In addition, the Company estimates it could achieve breakeven or positive EBITDA (earnings before interest, taxes, depreciation and amortization) with total production and sales of 28,000 crossties per month from its three production lines in Marshall and Houston. There can be no assurance these estimates are achievable. The Company believes its existing cash resources are sufficient to fund TieTek’s operations for the foreseeable future.

In February 2004, NATK, TieTek Technologies, Inc. and TieTek LLC entered into the Tie Investors Credit Facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the $2,100,000 bridge loan obtained from Tie Investors in August 2003 to acquire the Marshall property. As of September 30, 2004, TieTek had drawn all of this credit facility. The credit facility has a 10-year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. TieTek has not made the required interest payment on this credit facility since the second quarter and is in technical default.

For the nine months ended September 30, 2004, NATK and TieTek continued to have a cash flow deficit from operations averaging over $175,000 and $450,000 per month, respectively. TieTek’s burn rate has increased because of the ramp up of costs associated with the Marshall facility and the addition of personnel in operations, marketing and engineering. These deficits reflect primarily the negative gross margins, start up of the Marshall plant and SG&A associated with TieTek and NATK’s overhead and the cash portion of the royalty payment. As of September 30, 2004, NATK had a favorable working capital balance of $10,076,324 and a cash balance of $10,136,936. NATK believes it has access to sufficient capital to fund TieTek’s operations beyond 2004.

During the nine months ended September 30, 2004, the Company used $7,706,701 in cash for its operating activities, reflecting primarily the net loss of $6,892,128 adjusted for net non-cash expenses, which were $1,219,649, and changes in operating assets and liabilities of $2,034,222 (principally increased accounts receivable of $617,814 and raw materials inventory of $711,378 and reduction in accounts payable and accrued liabilities of $716,011). During the nine months ended September 30, 2003, the Company used $1,937,173 in cash for its operating activities, reflecting primarily the net loss of $3,775,385 adjusted for net non-cash expenses, which were $2,055,558 and increases in operating assets and liabilities of $217,346.

Net cash used by investing activities during the nine months ended September 30, 2004, was $6,031,168, most of which was associated with additions to the Marshall plant. Net cash used by investing activities during the nine months ended September 30, 2003, was $2,471,914, most of which was associated with the purchase of the Marshall plant.

Net cash provided by financing activities during the nine months ended September 30, 2004, was $20,638,465, consisting primarily of $1,902,663 in proceeds from warrant exercises, $11,900,000 in proceeds from the Tie Investors credit facility, $9,051,250 in net proceeds from the sale of Preferred Stock and $952,100 in proceeds from stock subscriptions, partially offset by a $2,000,000 payment on a note payable to a related party, payments associated with debt and equity transaction costs of $1,099,048 and payment of dividends on the Preferred Stock of $94,500. Net cash from financing activities during the nine months ended September 30, 2003, was $3,378,961, most of which was derived from sales of Common Stock and proceeds from debt related to the purchase of the Marshall plant.

Settlement and Restructuring

On November 8, 2004, NATK, Avalanche and Kevin Maddox entered into agreements with certain of NATK’s preferred stockholders and Sponsor to settle all claims between the Company and Sponsor in exchange for a restructuring of TieTek and NATK (the “Restructuring”). Under the terms of the Restructuring, Avalanche and Maddox agreed to sell to an investment group composed of Big Bend XI Investment, Ltd., Crestview Capital Master, LLC, HLTFFT, LLC, Midsummer Investment Ltd., Islandia, L.P., Richard Kiphart and Crestview Warrant Fund, L.P. (collectively, the “Purchasers”) 34,338,246 shares of NATK Common Stock and warrants to purchase 3,719,768 shares of Common Stock. On the same date, Sponsor agreed to exchange its option to purchase up to 49.9% of TieTek LLC for the issuance of Series CC Preferred Stock and warrants convertible into a number of common shares aggregating 33% of the outstanding stock of NATK (the “Exchange”) assuming conversion of all preferred stock and warrants. The sale of stock and warrants to the Purchasers was closed on November 12, 2004. Closing of the Exchange with Sponsor is expected to take place in December.

The transaction with the Purchasers resulted in a change in control of NATK and the Exchange with Sponsor may also result in a change in control of NATK. The Restructuring also resulted in a change in management. the Chief Executive Officer, Kevin Maddox, was replaced by Henry W. Sullivan on November 8, 2004 and the Acting Chief Financial Officer, John N. Bingham, will be replaced by Joseph W. Autem after the filing of this report. In connection with his resignation, Mr. Maddox reimbursed NATK $450,000 of his compensation for 2004. Under the terms of the Restructuring, each existing share of Series AA Preferred Stock (except for one investor that has elected not to participate) will be exchanged for one share of Series CC Preferred Stock (“Series CC”) and each share of Series BB Preferred Stock will be exchanged for 1.8 shares of Series CC. Each share of Series CC is convertible into 925.925 shares of NATK Common Stock. No proceeds will be received by the Company in the Restructuring. For additional details regarding the Restructuring, see the Form 8-K filed by the Company on November 15, 2004.

Item 3: Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Material Weakness in Internal Controls

During the third quarter of 2004, NATK discovered a breakdown in its internal controls regarding cash management. The Company discovered that a former employee had stolen $94,209 in cash by forging checks. The Company has instituted controls over cash that it believes will prevent such occurrence in the future. Controls include restriction of check signing authorities, separation of job duties, timely bank reconciliation, review and approval of the reconciliation by executive management and full accounting of all checks (including voided checks).

Disclosure Controls and Procedures

NATK’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in our company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the disclosure in Note 8 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, and to the Company’s Form 8-K filed November 15, 2004, for a description of the recent agreement to terminate legal proceedings involving the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

On September 22, 2004, the Company issued 666,666 shares of Common Stock to a former noteholder to settle a claim and Avalanche in accordance with the terms of the antidilution agreement associated with the Avalanche transaction that was concluded in 2001. There were no proceeds from these issuances were issued without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such issuances.

Reference is made to Form 8-K filed by the Company on November 15, 2004, for a description of additional unregistered securities to be issued in conjunction with the Exchange with Sponsor.

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to the Form 8-K filed by the Company on November 15, 2004, for a description of matters to be submitted to a vote of security holders in the fourth quarter of 2004.

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

Reference is made to the disclosure in Note 8 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, in the section entitled “Settlement and Restructuring” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Part I and in the Form 8-K filed by the Company on November 15, 2004, for a description of events which have resulted in a change in control, change in management, termination of material litigation and in a material amendment to a material agreement, of the Company.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the nine months ended September 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the nine months ended September 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.7	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Filed herewith

3.8	Certificate of Designation for Series BB Preferred Stock dated March 8, 2004	Filed herewith

4.1	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.5	Form of Warrant to Purchase Common Stock issued to broker/dealers in quarter ended September 30, 2004	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-QSB for the quarter ended June 30, 2004

10.1*	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

Exhibit No.	Description of Exhibit	Manner of Filing
10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed September 13, 2003

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek and Tie Investors LLC	Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek	Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2003

10.10	Subscription Agreement dated July 17, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended December 31, 2003

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing
10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd	Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd	Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the year ended December 31, 2003

10.15*	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein	Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the year ended December 31, 2003

10.17	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Filed herewith

10.18	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Filed herewith

10.19	Release and Indemnification Agreement dated as of November 8, 2004	Filed herewith

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Form SB-2 Registration Statement filed June 17, 2004

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of John N. Bingham, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, Chief Executive Officer, and of John N. Bingham, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Identifies current management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: November 22, 2004	/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer

Date: November 22, 2004	/s/ John N. Bingham
John N. Bingham
Acting Chief Financial Officer