Form 10QSB/A
period 2004-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-01-10
CIK 808013

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and December 31, 2003

(Unaudited)

	September 30, 2004	December 31, 2003 restated
Assets
Current Assets:
Cash and cash equivalents	$10,136,936	$3,236,340
Accounts receivable, net of allowance of $0 and $30,000, respectively	224,864	57,050
Accounts receivable – officers and directors	450,000	—
Inventories	981,700	270,322
Prepaid expenses and other	79,011	127,884

Total Current Assets	11,872,511	3,691,596

Property and equipment, net	9,828,195	2,277,333
Marshall plant under construction	1,850,120	3,867,956

Patents and intangibles, net of amortization of $843,713 and $739,346, respectively	1,118,973	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets, net of amortization of $24,716 and 0, respectively	800,863	22,596

Total Assets	$27,186,020	$12,710,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$921,830	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	734,356	400,000
Dividends payable	140,000	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	1,796,186	4,372,198

Debt to Tie Investors, LLC	14,000,000	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	22,447,436	6,472,198

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,677,319 and 64,229,520 shares issued and outstanding, respectively	69,677	64,229
Additional paid-in capital	71,133,860	69,099,101
Subscriptions receivable	(50,000)	(1,002,100)
Accumulated deficit	(68,814,953)	(61,922,825)

Total Stockholders’ Equity	4,738,584	6,238,405

Total Liabilities and Stockholders’ Equity	$27,186,020	$12,710,603

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 restated	2004	2003 restated
Net sales	$821,713	$382,413	$1,806,598	$2,250,034
Cost of goods sold	2,314,451	912,378	3,985,406	3,094,827

Gross Profit (Loss)	(1,492,738)	(529,965)	(2,178,808)	(844,793)

Startup expenses - Marshall	—	—	213,125	—
Selling, general and administrative expenses	1,173,529	299,689	2,686,187	1,058,763
Litigation expenses associated with the BACI Lawsuit	—	1,351,588	—	1,351,588
Royalty settlement	—	—	750,000	—
Depreciation and amortization	273,797	94,773	539,651	255,150

Operating Loss	(2,940,064)	(2,276,015)	(6,367,771)	(3,510,294)

Interest income	31,284	1,198	73,900	4,093
Interest expense	(340,489)	(115,500)	(603,459)	(346,845)
Other	—	40,359	5,202	77,661

Total Other – net	(309,205)	(73,943)	(524,357)	(265,091)

Net Loss	(3,249,269)	(2,349,958)	(6,892,128)	(3,775,385)

Beneficial on induced conversion of preferred stock	—	10,356,775	—	10,356,775
Preferred stock dividend	(105,000)	—	(234,500)	—
Beneficial conversion of warrants	—	—	(1,666,667)	—

Net Income (Loss) Available to Common Stockholders	$(3,354,269)	$8,006,817	$(8,793,295)	$6,581,390

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share-Basic	$(0.05)	$0.18	$(0.13)	$0.15
Net Income (Loss) Per Common Share-Diluted	$(0.05)	$0.16	$(0.13)	$0.14

Weighted Average Number of Common Shares Outstanding-Basic	69,075,870	45,324,208	67,933,892	42,472,921
Weighted Average Number of Common Shares Outstanding-Diluted	69,075,870	50,134,267	67,933,892	47,399,366

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003 restated
Cash flows from operating activities:
Net loss	$(6,892,128)	$(3,775,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Deemed interest on convertible note payable	—	196,500
Issuance of common stock to royalty holders	500,000	—
Issuance of common stock for litigation expenses	—	1,144,000
Issuance of common stock to former noteholder	180,000	—
Depreciation and amortization	539,649	255,150
Common stock issued for services	—	33,300
Common stock issued for compensation	—	30,000
Preferred stock issued as compensation	—	442,500
Write-off of vendor payables	—	(45,892)
Net change in operating assets and liabilities
Accounts receivable	(617,814)	17,336
Inventories	(711,378)	(124,350)
Prepaid expenses and other	10,981	(180,024)
Accounts payable and accrued expenses	(716,011)	69,692

Net cash used in operating activities	(7,706,701)	(1,937,173)

Cash flows from investing activities:
Purchase of property and equipment	(5,943,592)	(2,393,399)
Increase in patents and purchased technologies	(87,576)	(78,515)

Net cash used in investing activities	(6,031,168)	(2,471,914)

Cash flows from financing activities:
Exercise of warrants	1,902,663	—
Sale of common stock	26,000	2,226,951
Issuance of common stock for investment	—	204,000
Advances (payment) on note payable	(2,000,000)	—
Proceeds from debt	11,900,000	2,100,000
Debt offering costs	(446,475)	—
Offering costs for common stock	(256,864)	(276,990)
Other offering costs	(395,709)
Purchase of preferred stock	—	(875,000)
Dividends	(94,500)	—
Proceeds from stock subscriptions	952,100	—
Sale of preferred stock	9,500,000	—
Offering costs for preferred stock	(448,750)	—

Net cash provided by financing activities	20,638,465	3,378,961

Net increase (decrease) in cash and cash equivalents	6,900,596	(1,030,126)
Cash and cash equivalents, beginning of period	3,236,340	2,428,585

Cash and cash equivalents, end of period	$10,136,936	$1,398,459

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

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB/A for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current years’ presentation.

In accordance with generally accepted accounting principles, the Company has restated its balance sheet as of December 31, 2003 to reflect one adjustment. The costs associated with the Bank of America litigation have been restated as litigation expense (such expense reflected in the statement of operations for the quarter ended September 30, 2003), resulting in an increase in additional paid-in capital of $1,351,588 and a corresponding decrease in accumulated deficit and increase in net loss. In addition, the SEC requested that a beneficial conversion be recorded for the purchase of the preferred stock from Bank of America. This beneficial conversion is reflected in the statement of operations for the quarter ended September 30, 2003. This adjustment also changed basic income (loss) per share for the quarter ended and the nine months ended September 30, 2003, from ($0.02) to $0.18 and ($0.06) to $0.15, respectively. Diluted income (loss) per share for the quarter ended and the nine months ended September 30, 2003 was changed from ($0.02) to $0.16 and ($0.06) to $0.14, respectively.

In 2004, the Company changed its method of presenting depreciation and amortization on its statement of operations. Under the new policy, depreciation and amortization is segregated from cost of sales and selling general and administrative and presented in a separate line item. The decision to change this presentation was made because management believes this segregation provides a more clear understanding of the Company’s business costs. The Company has applied the change retroactively, and the prior period has been restated. The effect of this change on the nine-month period ended September 30, 2003 was a decrease in cost of sales and gross loss by $180,329 and a decrease in selling, general and administrative by $74,821 with a corresponding increase in depreciation and amortization of $255,150. This change had no impact on operating loss or net loss. Also in 2004, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No 46R, “Consolidation of Variable Interest Entities” (FIN 46R). As a result of completing the Tie Investors, LLC financing in February 2004, the newly formed TieTek LLC is considered a variable interest entity because TieTek LLC has equity at risk that is not sufficient to permit the entity to finance its activities without additional support. The Company, through its 100% owned subsidiary, owns 100% of the Class A membership interests of TieTek LLC. Sponsor owns a single Class B membership interest, which entitles it to elect a majority of the board of managers, but does not entitle it to other rights to vote or upon liquidation, distribution or allocation (except certain contractual rights specifically provided therein). The risk of loss resides principally with NATK because TieTek LLC’s loan outstanding to Sponsor is collateralized by the majority of its assets. If loan payments were not made, the assets of TieTek LLC would belong to Sponsor, and therefore NATK would lose its investment in TieTek LLC. Based on this scenario and paragraph 14 of the FASB Interpretation No. 46R, we believe that NATK bears the risk of loss and it is appropriate to consolidate TieTek LLC. Sponsor does not bear the risk of loss as it has a senior debt position in TieTek LLC. Therefore, the Company will continue to consolidate its financial statements with those of TieTek LLC (see Note 4).

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

NOTE 4 – DEBT TO TIE INVESTORS, LLC

In February 2004 NATK and TieTek entered into a new credit facility with Tie Investors, LLC (“Tie Investors”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), for up to $14,000,000 and retired an initial loan of $2,100,000 received in August 2003 for the acquisition of the Marshall, Texas property. As of September 30, 2004, TieTek had drawn all of this credit facility. TieTek used $2,100,000 of the funds to retire the initial loan, $4,650,787 was reimbursed to NATK for equipment purchases and certain operating expenses incurred on behalf of TieTek and the remainder was used to fund operations. The credit facility has a 10-year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. TieTek did not make the required interest payment on this credit facility until December 10, 2004, at which time Tie Investors lost the right to demand repayment of the $14,000,000.

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

The capital structure and management of TieTek LLC is governed by TieTek LLC’s Regulations. Under the Regulations, the authorized capital structure of TieTek LLC consisted of 1,000 Class A Membership Interests (“Class A”) and one Class B Membership Interest (“Class B”), all of which were issued. All of the Class A units were owned by NATK and all of the Class B units were owned by Sponsor. The Class B unit carries no voting, liquidation, distribution or allocation rights, so does not represent an equity interest in TieTek LLC. Under the Regulations, Sponsor is entitled to elect three members of the board of managers and to receive as a service fee certain funds from TieTek LLC. In the event the Sponsor Option was exercised, NATK would be required to transfer 499 of the Class A units to Sponsor, resulting in Sponsor owning 49.9% of the Class A units. The Sponsor Option was exercisable at any time between February 5, 2006 and February 5, 2011. Upon exercise of the Sponsor Option, the Class B unit would have been cancelled. Because it is considered a variable interest entity, the financial statements of TieTek LLC are consolidated with those of the Company.

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

The Series AA has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has 6% dividends payable quarterly in cash or Common Stock and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days. In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. The fair value assigned to these warrants was determined to be $0.00 using the Black Scholes valuation model, as the exercise price was much higher than the current stock price. Because the Series AA is mandatorily redeemable, the Company has classified such amount as a long-term liability. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized. Dividends payable of $140,000 related to the Series AA were recorded as of September 30, 2004.

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

The Company has incurred other offering costs of $395,709 during 2004. These costs relate to the SB-2 registration statement that the Company initially filed in April 2004 and to the current reorganization of the Company.

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

NOTE 8 – SUBSEQUENT EVENT – SETTLEMENT AND RESTRUCTURING WITH CERTAIN PREFERRED STOCKHOLDERS AND SPONSOR

On November 8, 2004, NATK, Avalanche and Kevin Maddox entered into agreements with certain of NATK’s preferred stockholders and Sponsor to settle all claims between the Company and Sponsor in exchange for a restructuring of TieTek and NATK (the “Restructuring”). Under the terms of the Restructuring, Avalanche and Maddox agreed to sell to an investment group composed of Big Bend XI Investment, Ltd., Crestview Capital Master, LLC, HLTFFT, LLC, Midsummer Investment Ltd., Islandia, L.P., Richard Kiphart and Crestview Warrant Fund, L.P. (collectively, the “Purchasers”) 34,338,246 shares of NATK Common Stock and warrants to purchase 3,719,768 shares of Common Stock. On the same date, Sponsor agreed to exchange its option to purchase up to 49.9% of TieTek LLC for the issuance of Series CC Preferred Stock and warrants convertible into a number of common shares aggregating 33% of the outstanding stock of NATK (the “Exchange”). The sale of stock and warrants to the Purchasers was closed on November 12, 2004. Closing of the Exchange with Sponsor is expected to take place in January 2005.

The transaction with the Purchasers resulted in a change in control of NATK and the Exchange with Sponsor may also result in a change in control of NATK. The Restructuring also resulted in a change in management. The Chief Executive Officer, Kevin Maddox, was replaced by Henry W. Sullivan on November 8, 2004, and the Acting Chief Financial Officer, John N. Bingham, was replaced by Joseph W. Autem on November 23, 2004. In connection with his resignation, Mr. Maddox reimbursed NATK $450,000 of his compensation for 2004. Under the terms of the Restructuring, each existing share of Series AA Preferred Stock (except for one investor that has elected not to participate) will be exchanged for one share of Series CC Preferred Stock (“Series CC”) and each share of Series BB Preferred Stock will be exchanged for 1.8 shares of Series CC. Each share of Series CC is convertible into 925.925 shares of NATK Common Stock. No proceeds will be received by the Company in the Restructuring. For additional details regarding the Restructuring, see the Form 8-K filed by the Company on November 15, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB/A and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in the 2003 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

In February 2004, NATK, TieTek Technologies, Inc. and TieTek LLC entered into the Tie Investors Credit Facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the $2,100,000 bridge loan obtained from Tie Investors in August 2003 to acquire the Marshall property. As of September 30, 2004, TieTek had drawn all of this credit facility. The credit facility has a 10-year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. TieTek did not make the required interest payment on this credit facility until December 10, 2004, at which time Tie Investors lost the right to demand repayment of the $14,000,000.

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

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the nine months ended September 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the nine months ended September 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.7	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

3.8	Certificate of Designation for Series BB Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-QSB for the quarter ended September 30, 2004

4.1	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.5	Form of Warrant to Purchase Common Stock issued to broker/dealers in quarter ended September 30, 2004	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-QSB for the quarter ended June 30, 2004

10.1*	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

Exhibit No.	Description of Exhibit	Manner of Filing
10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed September 13, 2003

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek and Tie Investors LLC	Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek	Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2003

10.10	Subscription Agreement dated July 17, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended December 31, 2003

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing
10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd	Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd	Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the year ended December 31, 2003

10.15*	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein	Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the year ended December 31, 2003

10.17	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.18	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.19	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Form SB-2 Registration Statement filed June 17, 2004

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joseph W. Autem, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, Chief Executive Officer, and of Joseph W. Autem, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Identifies current management contracts or compensatory plans or arrangements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: January 7, 2005	/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer

Date: January 7, 2005	/s/ Joseph W. Autem
Joseph W. Autem
Acting Chief Financial Officer