Form 10KSB/A
period 2003-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-01-14
CIK 808013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

The proxy statement of the registrant contains information incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB and was filed with the Securities and Exchange Commission by April 29, 2004.

Transitional Small Business Disclosure Format (check one) ☐ YES ☒ NO

PRIVATE SECURITIES LITIGATION

REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-KSB/A and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to “the Company,” “we”, “us, “our”, or other similar terms, refers to North American Technologies Group, Inc. (“NATK”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TieTek”), TieTek’s subsidiary TieTek LLC and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

Overview

Our principal business is the manufacture and marketing of TieTek™ products through our TieTek subsidiary. Our main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, over 130,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. We began commercial manufacturing and shipping of crossties from our Houston facility during the third quarter of 2000. In December 2002, we entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six year period. As of December 31, 2003, we have sold over 102,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement.

Recent Developments

New Manufacturing Facility. In August 2003, we purchased a 185,000 square foot facility on 40 acres of land near Marshall, Texas. We are in process of constructing two new manufacturing lines that will be capable of producing up to 24,000 TieTek™ crossties per month. The Marshall facility is on a main rail line of Union Pacific and will principally service the Union Pacific Agreement. This facility contains significant infrastructure to support the manufacturing lines, including a rail spur, truck docks and overhead cranes. We anticipate the manufacturing lines will be capable of operating at full-scale production by the end of the second quarter of 2004. Further, we anticipate constructing additional capacity in the future at the Marshall plant.

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

Significant Capital Raises. During 2003, we raised net proceeds of approximately $7,148,000 (including subscriptions receivable of $1,002,100) from the sale of 12,834,935 shares of our Common Stock and warrants to purchase 14,652,335 shares of our Common Stock. These proceeds enabled NATK to continue funding TieTek operations and purchase equipment for the new facility in Marshall prior to the execution of the Tie Investors Credit Facility. Upon funding of the $9,100,000 by Tie Investors on February 11, 2004, NATK was reimbursed $4,650,787 for funds provided to TieTek during the interim period for certain equipment purchases, operations and other purposes. Upon receipt of these funds, NATK retired the $2,000,000 note payable to Avalanche Resources, Ltd (“Avalanche”), its largest stockholder.

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

Production. Approximately 123,000 TieTek™ crossties have been manufactured at the Houston plant since its startup in 2000. Currently, we are producing approximately 4,500 ties per month, most of which are being sold to Union Pacific under contract. Certain improvements to the production resulted in increased production capacity of the Houston plant during 2003. In July 2003, we produced 7,000 TieTek™ crossties, the largest amount of monthly production since opening of the Houston plant. We produced 32,500 ties in 2001, 32,300 ties in 2002 and 54,000 ties in 2003 at an average cost per tie of $115.90, $91.59 and $84.93, respectively.

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

Major Customers. Our sales to Union Pacific represented 91% of total revenues for the year ended December 31, 2003. For the year ended December 31, 2002, our sales to Union Pacific represented 87% of total revenues.

We have sold and installed TieTek™ crossties at a number of other major railroads, including Burlington Northern and CSX. In addition, we have sold and installed our ties in several parts of the world, including Australia, India, Japan, Bangladesh Thailand, Brazil and Canada. We plan to obtain contracts with other major U.S. railroads similar to the Union Pacific Agreement. Internationally, we plan to use licensees, joint venture partners and government contracts to expand markets.

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

Competition

We believe that the primary market niche for the TieTek™ crosstie is a share of the wood tie replacement market. We view the producers of hardwood ties as our primary market competition. The treated wood tie industry in the U.S. is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Kerr McGee, Inc., Koppers, Inc. and Rail Works, Inc. Kerr McGee announced its decision to exit the market in 2002. We believe that the wood tie will continue to be the dominant factor in the market for many years. However, the TieTek™ crosstie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood.

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

On June 2, 2003, we reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed on October 23, 2002 against certain of our directors and Bank of American Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, we purchased 7,466,643 shares of our 5% Convertible Preferred Stock from BACI for $875,000 cash and recognized a benefit on induced conversion of $10,356,775 resulting from the difference between the amount paid for the Preferred Stock ($11,231,775) and the purchase price ($875,000). This gain is only reflected in the calculation of net income available to common stockholders on the statements of operations. The Company incurred $207,588 of cash expenses and issued 1,100,000 shares of Common Stock valued at $1.04 per share for legal services associated with the BACI Lawsuit and recorded $1,351,588 of litigation expenses. Each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

On July 23, 2003, Mr. Williamson filed a suit styled Douglas C. Williamson v. Kevin C. Maddox, Franklin A. Mathias, Avalanche Resources, Ltd., Robert E. Chain, Dean L. Ledger, Tim R. Reeves and Henry W. Sullivan, in the 101st Judicial District Court of Dallas County, Texas, No. 0307404 (the “Williamson Lawsuit”), seeking compensatory and special damages, punitive and/or exemplary damages and attorney’s fees for alleged breaches of fiduciary duty by the named defendants arising out of misstatements in the proxy statement, and for libel, defamation, breach of contract and tortious interference with contract. In March 2004, we reached an agreement with Mr. Williamson under which both sides released their claims against one another and BACI entities and employees and dismissed all remaining litigation. The Company did not receive any consideration from Mr. Williamson other than the mutual release of liability.

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

Restatement

The consolidated financial statements for the year ended December 31, 2003 have been restated to reflect a change in accounting for the settlement of a lawsuit with Bank of America Capital Investors (“BACI”) whereby the company purchased 7,466,643 shares of its 5% Convertible Preferred Stock for $875,000. The following discussion and analysis has been modified for the restatement. See Note 1 to the consolidated financial statements for a summary of the effects of the restatement.

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

Revenue Recognition - We recognize revenue when finished products are shipped, except for products sold to Union Pacific. We bill Union Pacific and recognize revenue upon completion of a certain production volume of ties made to Union Pacific specification and payment is made within 15 days of billing. At Union Pacific’s request, we will store as many as 20,000 Union Pacific ties at our facilities for up to six months. Each Union Pacific tie is segregated, branded and ready for delivery, and the risk of loss transfers to Union Pacific. Costs incurred for shipping and handling of finished products are classified as cost of goods sold.

Royalty revenues are recognized when earned.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers at December 31, 2003. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. We have reserved $30,000 for allowance for doubtful accounts as of December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2003, we had negative working capital of $680,602. For the year ended December 31, 2003, we incurred a net loss of $6,584,442. This loss included $2,992,185 of non-cash related expenses. Although negative cash flow from operations increased in 2003, the gross margins from the increased production improved in 2003. During 2003, we incurred a cash flow deficit from operations averaging approximately $250,000 per month. The deficit will likely decrease as production volumes increase in 2004. As a result of the closing of the Tie Investors Credit Facility and additional capital raises subsequent to December 31, 2003, we believe the current level of working capital to be adequate to fund projected operating levels through December 31, 2004.

TieTek has made significant progress towards increasing future production and sales of the TieTek™ crosstie by constructing the two production lines in Marshall, Texas. Because of delays in shipment of the molding machine, the first production line in Marshall is expected to begin production in late May 2004. The second line is expected to begin production in mid August 2004. Each line will have the capacity to produce 11,000 crossties per month. Upon completion of the two production lines in Marshall, TieTek will have the capacity to produce 30,000 crossties per month, including 8,000 crossties per month at the Houston plant. We anticipate that this production capacity will enable TieTek to fully service the Union Pacific Agreement while expanding sales to other customers. Currently, TieTek is operating the Houston plant four days a week, 24 hours a day and producing approximately 4,500 crossties per month, virtually all of which are being sold to Union Pacific. TieTek plans to increase production at the Houston plant to approximately 7,000 crossties per month by operating the plant six days a week, 24 hours a day beginning June 1, 2004. Based on the current contractual sales price to Union Pacific, anticipated sales prices to other railroads and known cost reductions created from increased volume of production, we estimate TieTek could generate a gross profit with production and sale of 8,000 crossties per month from each production line. In addition, we estimate TieTek could achieve positive EBITDA with total production and sales of 28,000 crossties per month from its three production lines in Marshall and Houston. We estimate that TieTek will require an additional $4,000,000 to fund the remaining capital expenditures for completion of the two production lines at the Marshall plant and the operations of the Marshall and Houston plants to positive EBIDTA which could possibly occur in late 2004. These are estimates and may not be achieved. Upon initial confirmation of production and cost estimates from the first production line in Marshall, the startup of the second line at Marshall will be expedited and a third line at Marshall will be planned. We anticipate that a third line could be constructed in Marshall at a cost of approximately $4,000,000 and additional raw material handling capacity at a cost of approximately $1,000,000. Construction could begin in the third quarter of 2004.

Over the past two years, our principal source of capital has been through the issuance of convertible notes, debt and common stock and warrants as set forth below:

Capital Raising Activity in 2002

•	We issued 2,016,040 shares of common stock and warrants to purchase 36,706 shares of common stock for net cash proceeds of $1,023,905.

•	We issued 53,177 shares of common stock for costs associated with raising capital. The common stock was issued at a range of $0.50 to $0.85 per share.

•	We issued a total of 46,222 shares of our common stock at the current market price for accrued compensation and issued 300,026 shares of our common stock to our chief financial officer and recognized compensation expense of $123,000.

•	We executed a note payable convertible into 3,333,333 shares of our common stock with Avalanche, our largest stockholder, for $2,000,000 and issued a warrant to Avalanche to purchase 2,000,000 additional shares of common stock.

Capital Raising Activity in 2003

•	We issued 12,834,935 shares of our common stock and warrants to purchase 14,652,335 shares of common stock for total net proceeds of $7,148,228 (includes subscriptions receivable of $1,002,100).

•	We issued 203,455 shares of common stock and a warrant to purchase 65,000 shares of common stock for services related to raising capital.

•	We issued 25,000 shares of common stock for $18,750 of consulting services. We issued 50,000 shares of our common stock in lieu of $30,000 of compensation to our former chief executive officer.

•	We issued 1,000,000 shares of preferred stock that was subsequently converted to common stock at $0.59 per share to our former chief financial officer who is now the chief executive officer and recognized compensation expense of $590,000.

•	We issued 1,100,000 shares of common stock for legal services associated with the BACI lawsuit.

•	We issued 1,700,000 shares of common stock and a warrant to purchase 1,700,000 shares of common stock to Avalanche in exchange for 408,000 shares of Global Photonic Energy Corporation (“Global Photonic Energy”). The Global Photonic Energy common stock was recorded at the original cost of $.50 per share, or $204,000, as this transaction was between entities under common control. The most recent private placement of units of Global Photonic Energy common stock and warrants was valued at $2.50 per share (see “Certain Relationships and Related Transactions-Global Photonic Energy Company Transaction”).

In February 2004, NATK, TieTek Technologies and TieTek LLC entered into the Tie Investors Credit Facility with Tie Investors providing for loans of up to $14,000,000 to be used to finance the operations of TieTek. Approximately $9,100,000 was drawn under the Tie Investors Credit Facility on February 11, 2004 to fund construction of the two production lines in Marshall, improvements to the Houston plant, operations of both facilities (including reimbursements to NATK for amounts previously spent for such purposes) and repayment of the $2,100,000 bridge loan obtained from Tie Investors in August 2003. As of February 28, 2004, TieTek had drawn $9,090,162 on this credit facility and has an additional $1,409,838 available to fund future operations. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon termination of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek.

TieTek Technologies granted Sponsor the Sponsor Option, which allows it to acquire 49.9% of TieTek LLC for $5,000,000 (subject to reduction for payments made to the Royalty Holders) between February 5, 2006 and February 5, 2011. If Sponsor exercises the Sponsor Option, either party may, within one year, submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Upon receipt of such notice, the receiving party must elect to either buy or sell at the other party’s offering price within a specified period of time. The agreement with Sponsor further prohibits us and Sponsor from competing with TieTek LLC and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek LLC, without first offering them to TieTek LLC. If we or Sponsor are unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party may pursue such business opportunity for its own interest, but must pay TieTek LLC a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

Sponsor currently has the right to elect a majority of the Board of Managers of TieTek. We have the right to receive annual distributions from TieTek in order to pay our tax liability for each year allocable to TieTek operations. In addition, after December 31, 2006, we are entitled to receive a mandatory cash distribution of 25.5% of TieTek’s net income for that year. To the extent that we receive any distributions for taxes or mandatory distributions, Sponsor is entitled to receive a distribution or service fee in approximately the same amount distributed to us. The exact amount Sponsor will receive will be determined as if the Sponsor Option had been exercised prior to payment of such taxes or mandatory distribution to us. In addition, our Company, Sponsor or affiliates of either of us may provide TieTek with services (e.g. accounting, legal, computer support, and the like) that are reasonably necessary and receive payment for such services. Such services are required to be provided on a cost efficient basis.

During 2003, we used $2,133,663 in cash for our operating activities. Our uses of cash primarily included the net loss of $6,584,442, partially offset by non-cash expenses of $2,992,185 and an increase in non-cash working capital of $1,458,594. During 2002, we used $2,016,103 in cash for our operating activities. Our uses of cash primarily included the net loss of $2,014,333 and a decrease in non-cash working capital of $310,088, partially offset by non-cash expenses of $308,318.

During 2003, investing activities used cash of $4,429,710. Our uses of cash primarily included purchases of property, plant and equipment of $4,347,572. During 2002, investing activities provided cash of $1,478,925. Our sources of cash primarily included proceeds from the sale of marketable securities of $2,000,000, partially offset by the purchase of property, plant and equipment of $534,268.

During 2003, financing activities provided cash of $7,371,128. We generated these funds primarily by the sale of 12,834,935 shares of common stock and warrants to purchase 14,652,335 shares of common stock for net cash proceeds of $6,146,128 (excludes subscription receivable of $1,002,100) and the $2,100,000 loaned by Sponsor, partially offset by the purchase of 7,466,643 shares of our preferred stock from BACI for $875,000. During 2002, financing activities provided net cash proceeds of $2,893,520. We generated these funds primarily by the sale of 2,725,653 shares of our common stock and warrants to purchase 187,883 shares of our common stock for net cash proceeds of $1,106,953 and the loan from Avalanche of $2,000,000, partially offset by payments on notes payable and offering costs of $283,520.

Results of Operations - Analysis of Years Ended December 31, 2003 (“2003”) and December 31, 2002 (“2002”)

The net loss of $6,584,442 for 2003 reflects a decline of $4,570,109 from the net loss of $2,014,333 in 2002. This increase in net loss is primarily a result of (1) an increase in the gross loss on sales of $706,947, (2) an increase of selling, general and administrative expenses of $1,626,377, (3) litigation expenses associated with the BACI Lawsuit of $1,351,588 and (4) a decrease in other income of $885,197.

Net Sales. We focused our resources in 2003 and 2002 on the manufacturing of the TieTek™ composite railroad crossties. Substantially all of our revenues in 2003 and 2002 of $2,570,759 and $1,667,180, respectively, resulted from the sale of the TieTek™ crossties.

Costs and Gross Loss. The 2003 and 2002 gross loss consists of the loss incurred from the sales of the TieTek™ crossties. The costs associated with the sale of 51,300 TieTek™ crossties in 2003 were $4,558,974, or $88.87 per tie. The costs associated with the sale of 32,300 TieTek™ crossties in 2002 were $2,958,448, or $91.59 per tie. The negative margins reflect the ramp-up costs, the small scale of the manufacturing runs, and the inability to make volume purchases of raw materials. Our ability to improve gross margin depends upon our ability to increase production volumes and production efficiencies and manage raw material purchases.

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

Lack of Operating Revenue and Profits. We have incurred an accumulated deficit from inception to December 31, 2003 of $61,922,825. Until we are able to generate significant revenues from the manufacturing of our TieTek™ crosstie, profitable operations will not be attained.

Capital Needs. As of December 31, 2003, we had negative working capital of $680,602. For the year ended December 31, 2003, we incurred a net loss of $6,584,442. This loss principally reflected the ramping up of manufacturing operations and corporate overhead. Although negative cash flow from operations increased in 2003, the gross margins from the increased production improved in 2003. During 2003, we incurred a cash flow deficit from operations averaging approximately $250,000 per month, most of which is attributable to TieTek. The TieTek cash flow deficit will likely decrease as production volumes increase in 2004. We believe the Tie Investors Credit Facility could fund TieTek’s planned operations to positive cash flow and possibly profitability. However, TieTek will need substantial additional capital to fund the expansion of its plants and construct additional plants.

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

Dependence on Key Customer. Over 91% of our sales during calendar year 2003 were to Union Pacific. The loss of this customer would have a material adverse affect on our financial condition and results of operations.

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

Principal Stockholders Own a Controlling Interest in the Company. Franklin A. Mathias, Chairman of the Board, and Kevin C. Maddox, Chief Executive Officer and a director, own all of the outstanding capital stock of Avalanche which beneficially owns approximately 50% of our outstanding capital stock (approximately 40% on a fully diluted basis). As a result, these officers may have the ability to control all matters submitted to the stockholders for approval, including the election and removal of directors, amendments to the certificate of incorporation and the approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Subsequent to the evaluation and through the date of this filing of Form 10-KSB/A for the year ended 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls other than the following:

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

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to Item 9 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

Information with respect to Item 10 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Item 11 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.4	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

9.1	Voting Agreement of Avalanche Resources, Ltd. dated as of December 31, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

9.2	Voting Agreement of Avalanche Resources, Ltd., Henry W. Sullivan and Mark Neuhaus dated as of February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.1	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed June 13, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Tie Investors LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.10	Subscription Agreement dated May 1, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.15	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joseph W. Autem, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Joseph W. Autem, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(b)	Reports on Form 8-K

None during the fourth quarter ended December 31, 2003

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information with respect to Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2005	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/S/ HENRY W. SULLIVAN
Henry W. Sullivan Chief Executive Officer

By:	/s/ JOSEPH W. AUTEM
Joseph W. Autem Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HENRY W. SULLIVAN Henry W. Sullivan	Chief Executive Officer and Director	January 14, 2005

/s/ KENNETH Z. SCOTT Kenneth Z. Scott	Director	January 14, 2005

Robert M. Hoyt	Director	January 14, 2005

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Note 1, the accompanying financial statements have been restated.

HAM LANGSTON & BREZINA, LLP

Houston, Texas

March 8, 2004

(except for the second section

in Note 1, as to which the date

is August 20, 2004)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

(formerly MANN FRANKFORT STEIN & LIPP CPAs, LLP)

Houston, Texas

February 14, 2003

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(restated)
Assets
Current Assets:
Cash and cash equivalents	$3,236,340	$2,428,585
Accounts receivable, net of allowance of $30,000 and $0, respectively	57,050	114,804
Inventories	270,322	307,195
Prepaid expenses and other	127,884	89,636

Total Current Assets	3,691,596	2,940,220

Property and equipment, net	2,277,333	1,987,589
Marshall plant under construction	3,867,956	—
Other Assets:
Patents and purchased technologies, less accumulated amortization of $739,346 and $635,784, respectively	1,135,764	1,139,798
Goodwill	1,511,358	1,511,357
Investment in unconsolidated affiliate	204,000	—
Other assets	22,596	39,986

Total Other Assets	2,873,718	2,691,141

Total Assets	$12,710,603	$7,618,950

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,622,734	$853,304
Accrued expenses	349,464	69,332
Accrued compensation	400,000	47,346
Note payable to a related party	2,000,000	—

Total Current Liabilities	4,372,198	969,982
Note payable to a related party	—	1,738,000
Debt to Tie Investors, LLC	2,100,000	—

Total Liabilities	6,472,198	2,707,982

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $1.00 stated value, 20,000,000 shares authorized; 0 and 14,131,942 shares issued and outstanding, respectively	—	21,258,120
Common Stock, $.001 par value, 150,000,000 shares authorized; 64,229,520 and 39,786,391 shares issued and outstanding, respectively	64,229	39,786
Additional paid-in capital	69,099,101	38,951,445
Subscription receivable	(1,002,100)	—
Accumulated deficit	(61,922,825)	(55,338,383)

Total Stockholders’ Equity	6,238,405	4,910,968

Total Liabilities and Stockholders’ Equity	$12,710,603	$7,618,950

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002
	(restated)
Sales	$2,570,759	$1,677,180
Cost of goods sold	4,558,974	2,958,448

Gross Loss	(1,988,215)	(1,281,268)
Selling, general and administrative expenses	2,662,937	1,036,560
Litigation expenses associated with the BACI Lawsuit	1,351,588	—

Operating Loss	(6,002,740)	(2,317,828)
Other Income (Expense):
Interest income	5,461	5,551
Interest expense	(657,341)	(318,238)
Royalty income	—	200,000
Vendor settlements at discount	—	230,000
Gain on sale of securities	—	192,824
Other	70,178	(6,642)

Total Other Income (Expense)	(581,702)	303,495

Net Loss	(6,584,442)	(2,014,333)
Benefit on induced conversion of preferred stock	10,356,775	—

Net Income (Loss) Available to Common Stockholders	$3,772,333	$(2,014,333)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$0.09	$(0.05)
Net Income (Loss) Per Common Share – diluted	$0.07	$(0.05)

Weighted Average Number of Common Shares Outstanding – basic	43,319,509	37,844,570
Weighted Average Number of Common Shares Outstanding – diluted	52,250,403	37,844,570

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated Deficit	Stockholders’ Subscription Receivable	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	13,432,518	$20,925,245	36,494,778	$36,495	$37,518,716	$600,000	$(53,324,050)	$(69,615)	$5,686,791
Debt discount and beneficial conversion of notes payable	—	—	—	—	262,000	—	—	—	262,000
Issuance of preferred stock upon conversion of a note payable	198,487	65,000	—	—	—	—	—	—	65,000
Issuance of preferred stock due to dilution agreement	453,292	235,000	—	—	—	—	—		235,000
Conversion of notes payable to preferred stock	43,478	30,000	—	—	—	—	—	—	30,000
Issuance of preferred stock for accrued interest	4,167	2,875	—	—	—	—	—	—	2,875
Sales of common stock	—	—	2,016,040	2,016	1,021,889	—	—	—	1,023,905
Issuance of shares pursuant to a recapitalization	—	—	876,148	876	(876)	—	—	—	—
Issuance of common stock for equity raising activities	—	—	53,177	53	(53)	—	—	—	—
Issuance of common stock for compensation	—	—	346,248	346	149,769	—	—	—	150,115
Unrealized Stock subscription receivable	—	—	—	—	—	—	—	69,615	69,615
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(600,000)	—	—	(600,000)
Net Loss	—	—	—	—	—	—	(2,014,333)	—	(2,014,333)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(2,614,333)

Balance, December 31, 2002	14,131,942	$21,258,120	39,786,391	$39,786	$38,951,445	—	$(55,338,383)	$—	$4,910,968
Issuance of preferred stock for compensation	1,000,000	590,000	—	—	—	—	—	—	590,000
Conversion of preferred stock to common stock	(7,665,299)	(10,616,345)	7,665,299	7,665	10,608,680	—	—	—	—
Purchase of preferred stock	(7,466,643)	(11,231,775)	—	—	10,356,775	—	—	—	(875,000)
Sales of common stock	—	—	10,334,935	10,335	5,667,894	—	—	(2,100)	5,676,129
Issuance of common stock for equity raising activities	—	—	203,455	204	(204)	—	—	—	—
Issuance of common stock due to dilution agreement	—	—	864,440	864	123,136	—	—	—	124,000
Issuance of common stock for legal services rendered on BACI litigations	—	—	1,100,000	1,100	1,142,900	—	—	—	1,144,000
Issuance of common stock for consulting services	—	—	25,000	25	18,725	—	—	—	18,750
Issuance of common stock for accrued compensation	—	—	50,000	50	29,950	—	—	—	30,000
Issuance of common stock for option exercise	—	—	2,500,000	2,500	1,997,500	—	—	(1,000,000)	1,000,000
Issuance of common stock for investment in unconsolidated affiliate	—	—	1,700,000	1,700	202,300	—	—	—	204,000
Net Loss	—	—	—	—	—	—	(6,584,442)	—	(6,584,442)

Balance, December 31, 2003 (restated)	—	$—	64,229,520	64,229	$69,099,101	$—	$(61,922,825)	$(1,002,100)	$6,238,405

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002
	(restated)
Cash flows from operating activities:
Net loss	$(6,584,442)	$(2,014,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of marketable securities	—	(192,824)
Depreciation and amortization	293,435	281,027
Bad debt expense	30,000	—
Issuance of common stock for services	18,750	—
Issuance of common stock for accrued compensation	30,000	—
Compensation related to option issuance	500,000	—
Issuance of preferred stock as compensation	590,000	150,115
Issuance of common stock for legal services	1,144,000	—
Deemed interest on convertible notes payable	262,000	65,000
Interest expense recognized for beneficial conversion of notes payable	124,000	235,000
Vendor settlements at discount	—	(230,000)
Changes in assets and liabilities:
Accounts receivable	27,754	(49,392)
Inventories	36,873	(35,676)
Prepaid expenses and other current assets	(38,249)	(72,026)
Accounts payable and accrued expenses	1,432,216	(152,994)

Net cash used in operating activities	(2,133,663)	(2,016,103)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	2,000,000
Decrease in notes receivable	—	34,886
Payments relating to patents and other assets	(82,138)	(21,693)
Purchase of property and equipment	(479,616)	(534,268)
Purchase of Marshall property and equipment	(3,867,956)	—

Net cash provided by (used in) investing activities	(4,429,710)	1,478,925

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	6,146,128	1,106,953
Proceeds from stock subscriptions	—	69,615
Proceeds from note payable to a related party	—	2,000,000
Proceeds from debt to Tie Investors, LLC	2,100,000	—
Purchase of preferred stock	(875,000)	—
Payment for costs and fees of equity issuances	—	(83,048)
Payments on notes payable	—	(200,000)

Net cash provided by financing activities	7,371,128	2,893,520

Net increase (decrease) in cash and cash equivalents	807,755	2,356,342
Cash and cash equivalents, beginning of year	2,428,585	72,243

Cash and cash equivalents, end of year	$3,236,340	$2,428,585

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary TieTek Technologies, Inc. (“TieTek”), and its newly formed subsidiary TieTek LLC. Its principal customer is Union Pacific Railroad (“Union Pacific”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, the Company entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six year period.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Restatement

In accordance with generally accepted accounting principles, the Company has restated its financial statements to reflect appropriate accounting for one transaction. The transaction related to a settlement of a lawsuit with Bank of America Capital Investors (“BACI”) whereby the Company purchased 7,466,643 shares of its 5% Convertible Preferred Stock for $875,000. In addition, $1,351,588 of legal costs were incurred that were recorded against equity as such costs related to the purchase of the above mentioned shares. Upon further review, the Company has changed its accounting to more accurately reflect the events of this transaction. The $1,351,588 of legal costs are now reflected as a charge against earnings and the benefit that the company received upon settlement with BACI of the 7,466,643 shares has been reflected as a benefit on induced conversion in Net Income (Loss) Available to Common Stockholders and in the earnings per share calculations for the year ended December 31, 2003 (see Note 10 for further discussion).

The following is a summary of the effects of the restatement on the consolidated financial statements:

	As Originally Reported	As Restated
Income Statement:
Gross Loss	$(1,988,215)	$(1,988,215)

Operating Loss	(4,651,152)	(6,002,740)
Net Loss	(5,232,854)	(6,584,442)
Net Income (Loss) Available to Common Stockholders	(5,232,854)	3,772,333
Net Income (Loss) Per Share Available to Common Stockholders:
Basic	(0.12)	0.09
Diluted	(0.12)	0.07

Balance Sheet
Current Assets	$3,691,596	$3,691,596
Total Assets	12,710,603	12,710,603
Current Liabilities	4,372,198	4,372,198
Total Liabilities	6,472,198	6,472,198
Total Liabilities and Stockholders’ Equity	12,710,603	12,710,603

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

Investment - Investments in which the Company has an ownership interest of 20% or less and do not exercise significant influence are recorded at cost. For these securities, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing the appropriate carrying value of the investment.

Income Taxes - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Income (Loss) Per Common Share - The Company provides basic and dilutive loss per common share available to common stockholders information for each year presented. The basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share available to common stockholders. For the year ended December 31, 2002, these securities included options and warrants for the purchase of 1,223,055 and 4,872,713 common shares, respectively, and convertible debt and preferred stock convertible into 3,333,333 and 14,131,942 common shares, respectively.

Revenue Recognition—The Company recognizes revenue when finished products are shipped except for products sold to Union Pacific. The Company bills Union Pacific and recognizes revenue upon completion of certain production volumes of ties made to specification and payment is made within 15 days of billing. At Union Pacific’s request, the Company has agreed to store as many as 20,000 Union Pacific ties at its facility for up to six months. Each Union Pacific tie is segregated, branded and ready for delivery and the risk of loss has been transferred to Union Pacific. Cost incurred by the Company for shipping and handling of finished products are classified as cost of goods sold.

Royalty revenues are recognized when earned.

Stock Options - The Company accounts for stock options issued to employees in accordance with APB 25, “Accounting for Stock Issued to Employees.” For financial statement disclosure purposes and issuance of options to non-employees for services rendered, the Company follows SFAS Statement No. 123, “Accounting for Stock-Based Compensation.”

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	December 31,
	2003	2002
Net income (loss) available to common stockholders:
As reported	$3,772,333	$(2,014,333)
Total stock-based employee compensation expense, net of related tax effect	(163,403)	(236,071)

Pro forma	$3,608,930	$(2,250,404)

Income (loss) per share available to common stockholders:
As reported, basic	$0.09	$(0.05)
As reported, diluted	$0.07	$(0.05)

Proforma, basic	$0.08	$(0.06)
Pro forma, diluted	$0.07	$(0.06)

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

In July 2003, the Company issued 1,700,000 shares of Common Stock and a one-year warrant to purchase 1,700,000 shares of Common Stock at $0.60 per share to Avalanche, its largest stockholder. These securities were issued in exchange for 408,000 shares of Global Photonic Energy, such amount representing 2.8% of the outstanding shares. Global Photonic Energy is a private development-stage company whose principal business is the development of fuel cell and hydrogen production technology. The shares of Global Photonic Energy were originally acquired by Avalanche at $0.50 per share, or $204,000, which is the asset carrying value on the Company’s balance sheet as this transaction is between entities under common control. Based on a private placement of units of Global Photonic Energy common stock and warrants that were issued at $2.50 per share prior to the subscription and an evaluation of the Global Photonic Energy technology, the board of directors and management of the Company believe the determination of the fair market value of the Global Photonic Energy shares was reasonable. The Company and Avalanche entered into a lock-up agreement regarding these shares and warrants, which provided that the exchange would be subject to stockholder approval.

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

During 2002, the Company issued 23,000 shares of Common Stock to its chief financial officer for out-of-pocket expenses incurred in 2002 for equity raising activities. Also during 2002, the Company issued 300,026 shares of Common Stock to its chief financial officer, recognizing $123,000 of compensation expense. The chief financial officer, who was recently appointed the chief executive officer, is also the majority stockholder of Avalanche.

During 2002, the Company issued an additional 709,613 shares of Common Stock to Avalanche pursuant to the recapitalization transaction in 2001. These shares adjusted the ownership percentage of the majority stockholder to the amount specified in the Securities Purchase Agreement pursuant to anti-dilution provisions of such agreement. In addition, during 2002 the Company issued 166,535 shares of Common Stock to Avalanche for reimbursement of certain costs incurred in 2001 for equity raising activities in connection with the recapitalization transaction.

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

During 2002:

•	The Company issued 2,016,040 shares of Common Stock and warrants to purchase 36,706 shares of Common Stock for net cash proceeds of $1,023,905.

•	The Company issued 300,026 shares of Common Stock as compensation to its chief financial officer and 46,222 shares of Common Stock as compensation for 2002 to its former chief financial officer. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 709,613 shares of Common Stock to its largest stockholder pursuant to the recapitalization of the Company in 2001.

•	The Company issued 166,535 shares of Common Stock to its largest stockholder, as reimbursement for costs incurred related to the recapitalization during 2001.

•	The Company issued 23,000 shares of Common Stock to its chief financial officer for expenses incurred related to raising capital during 2002. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 30,177 shares of Common Stock to various consultants for services rendered related to equity raising activities during 2002. These services were valued at the fair value of the Common Stock as of the date of issuance.

During 2003:

•	The Company issued 10,334,935 shares of Common Stock and 14,444,001 warrants to purchase Common Stock for total net proceeds of $5,676,129. The Company issued 203,455 shares of Common Stock and a warrant to purchase 65,000 shares of Common Stock for services related to raising capital at $.60 per share. These services were valued at the fair value of the Common Stock at date of issuance.

•	The Company issued 50,000 shares of Common Stock in lieu of compensation to its former chief executive officer at $.60 per share or $30,000. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company registered 2,500,000 shares of Common Stock and issued a one year option to purchase these shares at $.60 per share and a warrant to purchase 208,334 shares of Common Stock to an individual under the terms of a Consulting and Marketing License Agreement. The individual exercised the option and purchased the shares of Common Stock for $500,000 and a subscription receivable totaling $1,000,000 (see Note 8).

•	The Company issued 1,100,000 shares of Common Stock for legal services associated with the BACI Lawsuit (see Note 10) that was valued at $1.04 per share or $1,144,000. The Company issued 25,000 shares of Common Stock that was valued at $.75 per share or $18,750 for consulting services. These services were valued at the fair value of the Common Stock as of the date of issuance.

•	The Company issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock at $.60 per share to its largest stockholder in exchange for 408,000 shares of a privately-held development stage company valued at $204,000.

•	The Company issued 7,665,299 shares of Common Stock upon conversion of 7,665,299 shares of 5% Preferred.

•	The Company issued 864,440 shares of Common Stock in accordance with an incremental antidilution right clause of a note payable conversion agreement and recorded interest expense of $124,000.

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

NOTE 9 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

	December 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards	$13,596,000	$11,492,000
Accrued bonus	136,000	—
Other	36,000	23,000

Gross deferred tax assets	13,768,000	11,515,000

Deferred tax liabilities
Property and equipment	(503,000)	(428,000)
Goodwill	(171,000)	(123,000)
Patents	(158,000)	(82,000)

Gross deferred tax liabilities	(832,000)	(633,000)

Net deferred tax asset	12,936,000	10,882,000
Valuation allowance	(12,936,000)	(10,882,000)

Net deferred tax assets	$—	$—

At December 31, 2003 and 2002, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to loss before income taxes as follows:

	December 31,
	2003	2002
Computed tax benefit	34%	34%
Change in valuation allowance and estimates	(31)%	(15)%
Non-deductible compensation	(2)%	—%
Expiration of net operating loss and capital loss carryforwards	(2)%	(19)%
Other	1%	—%

Total	—%	—%

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $40,000,000 which, if not utilized, will expire between 2004 and 2023. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the year ended December 31, 2001. In addition, net operating loss carryforwards related to 2002 and beyond may be limited in the future due to a change in ownership.

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

On June 2, 2003, the Company reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed on October 23, 2002 against certain directors and Bank of America Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, the Company purchased 7,466,643 shares of its 5% Convertible Preferred Stock from BACI for $875,000 cash and recognized a benefit on induced conversion of $10,356,775, resulting from the difference between the amount paid for the Preferred Stock ($11,231,775) and the purchase price ($875,000). This gain is only reflected in the calculation of net income available to common stockholders on the statements of operations. The Company incurred $207,588 of cash expenses and issued 1,100,000 shares of Common Stock valued at $1.04 per share for legal services associated with the BACI Lawsuit and recorded $1,351,588 of litigation expenses. Each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

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

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2003 and 2002, the Company paid interest totaling approximately $234,051 and $18,235, respectively.

During the year ended December 31, 2003, the Company had the following investing and financing non-cash transactions:

•	Exchanged 7,665,299 shares of its Common Stock for 7,665,299 shares of its 5% Preferred.

•	Issued 203,455 shares of its Common Stock and a warrant to purchase 65,000 shares of Common Stock for services related to raising capital.

•	Issued 1,100,000 shares of its Common Stock for legal fees associated with the BACI Lawsuit valued at $1.04 per share.

•	Issued 864,440 shares of its Common Stock in accordance with an incremental antidilution right clause of a note payable conversion agreement valued at $124,000.

•	Issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock for shares of a privately held company valued at $204,000.

•	Issued subscription receivable of $1,002,100.

During the year ended December 31, 2002, the Company had the following non-cash transactions:

•	The Company issued an additional 198,487 shares of 5% Preferred upon exchange of old preferred stock and recognized an additional $65,000 of conversion expense.

•	The Company issued 43,478 and 4,167 shares of 5% Preferred, respectively, in lieu of payment for a note payable of $30,000 and accrued interest of $2,875.

•	The Company issued 46,222 shares of Common Stock for $27,115 of compensation due to its former acting chief financial officer.

•	The Company issued 300,026 shares of Common Stock for $123,000 of compensation due to its current chief financial officer for 2002.

•	The Company issued 453,292 shares of 5% Preferred in accordance with an incremental antidilution right clause of a note payable conversion agreement, resulting in debt conversion expense of $235,000 in 2002.

•	The Company issued 219,712 shares of Common Stock for $150,115 of professional services rendered.

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