Form 10QSB/A
period 2004-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-01-14
CIK 808013

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and December 31, 2003

(Unaudited)

	March 31, 2004	December 31, 2003
		(restated)
Assets
Current Assets:
Cash and cash equivalents	$17,731,413	$3,236,340
Accounts receivable, net of allowance of $30,000	236,748	57,050
Inventories	663,960	270,322
Prepaid expenses and other	146,128	127,884

Total Current Assets	18,778,249	3,691,596
Property and equipment, net	2,312,110	2,277,333
Marshall plant under construction	7,409,924	3,867,956
Patents, less accumulated amortization of $761,869 and $739,846, respectively	1,151,914	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	484,623	22,596

Total Assets	$31,852,178	$12,710,603

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,046,980	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	597,254	400,000
Dividends payable	24,500	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	2,668,734	4,372,198
Debt to Tie Investors, LLC	12,590,162	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	21,910,146	6,472,198

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively
Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,010,654 and 64,229,520 shares issued and outstanding, respectively	69,010	64,229
Additional paid-in capital	71,286,614	69,099,101
Subscriptions receivable	(2,100)	(1,002,100)
Accumulated deficit	(63,811,492)	(61,922,825)

Total Stockholders’ Equity	9,942,032	6,238,405

Total Liabilities and Stockholders’ Equity	$31,852,178	$12,710,603

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(restated)
Net sales	$258,802	$881,027
Cost of goods sold	629,267	1,092,222

Gross Loss	(370,465)	(211,195)
Selling, general and administrative expenses	569,911	375,251
Depreciation and amortization	117,590	78,841
Royalty settlement	750,000	—

Operating Loss	(1,807,966)	(665,287)
Other Income (Expense):
Interest income	13,774	1,483
Interest expense	(84,046)	(115,500)
Other	(10,429)	(10,186)

Total Other Income (Expense) – net	(80,701)	(124,203)

Net Loss	(1,888,667)	(789,490)
Preferred Stock Dividend	(24,500)	—
Beneficial Conversion Feature	(1,666,667)	—

Net Loss Available to Common Stockholders	(3,579,834)	(789,490)

Net Loss Available to Common Stockholders Per Share:
Net Loss Per Common Share – Basic and Diluted	$(0.05)	$(0.02)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	65,702,605	40,577,356

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,888,667)	$(789,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	65,500
Issuance of common stock to royalty holders	500,000	—
Depreciation and amortization	117,590	78,841
Net change in operating assets and liabilities
Accounts receivable	(179,698)	(186,221)
Inventories	(393,638)	126,547
Prepaid expenses and other	(18,244)	(13,135)
Other assets	(136,367)	—
Accounts payable and accrued expenses	272,036	(22,429)

Net cash used in operating activities	(1,726,988)	(740,387)

Cash flows from investing activities:
Purchase of property and equipment	(124,177)	(375,503)
Purchase of Marshall property and equipment	(3,541,968)	—

Net cash (used in) provided by investing activities	(3,666,145)	(375,503)

Cash flows from financing activities:
Exercise of warrants	1,902,663	—
Sale of common stock	26,000	371,000
Payment on note payable to a related party	(2,000,000)	—
Proceeds from debt	10,490,162	—
Debt offering costs	(370,000)	—
Equity offering costs	(211,869)	—
Proceeds from stock subscriptions	1,000,000	—
Sale of preferred stock, net of offering costs	9,051,250	—

Net cash provided by financing activities	19,888,206	371,000

Net decrease in cash and cash equivalents	14,495,073	(744,890)
Cash and cash equivalents, beginning of period	3,236,340	2,428,585

Cash and cash equivalents, end of period	$17,731,413	$1,683,695

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through February 5, 2004 in its wholly owned subsidiary TieTek Technologies, Inc. and since that date in its newly formed subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“Union Pacific”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six-year period. As of March 31, 2004, TieTek has sold over 107,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement.

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

In 2004, the Company changed its method of presenting depreciation and amortization on its statement of operations. Under the new policy, depreciation and amortization expense is segregated from cost of sales and selling general and administrative expenses and presented in a separate line item. The decision to change this presentation was made because management believes this segregation provides a more clear understanding of the Company’s business costs. The Company has applied the change retroactively and the prior period has been restated. The effect of this change on the three-month period ended March 31, 2003 was a decrease in cost of sales and gross loss by $56,318 and a decrease in selling, general and administrative expenses by $22,523, with a corresponding increase in depreciation and amortization expense of $78,841. This change had no impact on operating loss or net loss. Also in 2004, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No 46R, “Consolidation of Variable Interest Entities” (FIN No 46R). As a result of completing the Tie Investors, LLC (“Tie Investors”) financing in February 2004, the newly formed TieTek LLC is considered a variable interest entity because TieTek LLC has equity at risk that is not sufficient to permit the entity to finance its activities without additional support. The Company, through its 100% owned subsidiary, owns 100% of the Class A membership interests of TieTek LLC. Sponsor owns a single Class B membership interest, which entitles it to elect a majority of the board of managers, but does not entitle it to other rights to vote or upon liquidation, distribution or allocation (except certain contractual rights specifically provided therein). The risk of loss resides principally with NATK because TieTek LLC’s loan outstanding to Sponsor is collateralized by the majority of its assets. If loan payments were not made, the assets of TieTek LLC would belong to Sponsor, and therefore NATK would lose its investment in TieTek LLC. Based on this scenario and paragraph 14 of the FASB Interpretation No. 46R, we believe that NATK bears the risk of loss and it is appropriate to consolidate TieTek LLC. Sponsor does not bear the risk of loss as it has a senior debt position in TieTek LLC. Therefore, the Company will continue to consolidate its financial statements with those of TieTek LLC (see Note 4).

In accordance with generally accepted accounting principles, the Company has restated its balance sheet as of December 31, 2003 to reflect one adjustment. The costs associated with the Bank of America litigation has been restated as litigation expense, resulting in an increase in additional paid-in capital of $1,351,588 and a corresponding decrease in accumulated deficit and increase in net loss. In addition, the Company restated the statement of operations for the three months ended March 31, 2004 to reflect $1,666,667 of value associated with the beneficial conversion resulting from the exchange of a warrant for shares of Series BB Preferred Stock and added such expense to the calculation of Net Loss Available to Common Stockholders.

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

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	March 31,
	2004	2003
Net loss available to common stockholders, as reported	$(3,579,834)	$(789,490)
Stock-based employee compensation expense, net of taxes	(163,403)	(163,403)

Pro forma	$(3,743,237)	$(952,893)

Loss per share available to common stockholders:
As reported	$(0.05)	$(0.02)

Pro forma	$(0.06)	$(0.02)

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	March 31, 2004	December 31, 2003
Raw materials	$418,607	$104,772
Finished goods	245,353	165,550

Total	$663,960	$270,322

NOTE 3 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Machinery and equipment	$2,893,782	$2,811,934
Furniture, fixtures and other	129,575	87,246

Total property and equipment	3,023,357	2,899,180
Less accumulated depreciation	(711,247)	(621,847)

Total property and equipment, net	2,312,110	$2,277,333

For the three months ended March 31, 2004 and 2003, depreciation expense totaled $89,400 and $56,318, respectively. Total property, plant and equipment under construction at TieTek’s Marshall plant was $7,409,924 at March 31, 2004.

NOTE 4 – DEBT TO TIE INVESTORS, LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Tie Investors, LLC, a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 NATK and TieTek entered into a new credit facility with Tie Investors for up to $14,000,000 and retired the initial loan. As of March 31, 2004, TieTek had drawn $12,590,162 on this credit facility and has an additional $1,409,838 available to fund future operations. TieTek used $2,100,000 of the funds to retire the initial loan and $4,650,787 to reimburse NATK for equipment purchases for the Marshall, Texas plant and certain operating expenses incurred on behalf of TieTek. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points (converting to prime plus 700 basis points upon completion of the construction financing phase) and pledged security interest in plant, equipment and intellectual property of TieTek. NATK will have no liability related to this credit facility.

At its Annual Meeting of Stockholders held on April 28, 2004, the NATK stockholders approved the Sponsor Transaction. As a result, on May 5, 2004 all of TieTek’s assets and technology were transferred from TieTek Technologies, Inc. to TieTek LLC. All future crosstie manufacturing operations will be conducted in the newly-formed TieTek subsidiary and TieTek Technologies, Inc. and NATK were released from the credit facility.

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

The capital structure and management of TieTek LLC is governed by TieTek LLC’s Regulations. Under the Regulations, the authorized capital structure of TieTek LLC consists of 1,000 Class A Membership Interests and one Class B Membership Interest, all of which have been issued. All of the Class A Membership Interests are owned by NATK and all of the Class B Membership Interests are owned by Sponsor. The Class B unit carries no voting, liquidation, distribution or allocation rights, so does not represent an equity interest in TieTek LLC. Under the Regulations, Sponsor is entitled to elect three members of the board of managers and to receive as a service fee certain funds from TieTek LLC. In the event that the Sponsor Option is exercised, NATK will be required to transfer 499 of the Class A Membership Interests to Sponsor resulting in Sponsor owning 49.9% of the Class A Units. The Sponsor Option is exercisable at any time between February 5, 2006 and February 5, 2011. Upon exercise of the Sponsor Option, the Class B Membership Interest is automatically cancelled. NATK is currently entitled to all allocations of income or loss and distributions from Tie Tek LLC by reason of its ownership of the Class A Membership Interests. The primary substantive right of the holders of the Class B Membership Interests is the right to elect three of the five members of the board of managers. This right continues with Sponsor upon the cancellation of the Class B Membership Interest in the event of exercise of the Sponsor Option. Because it is considered a variable interest entity, the financial statements of TieTek LLC are consolidated with those of the Company.

Any significant action of TieTek LLC, including making distributions to NATK, would typically require a majority vote of the members of the board of managers. Despite the board’s right to manage TieTek LLC, such right is subject to the rights of all of the members, including NATK, to approve various major matters. These include sale of all or substantially all of the assets of TieTek LLC, a merger or consolidation, bankruptcy filings and various other significant matters set forth in the regulations.

Because NATK believed that it would be very unlikely for the Board to authorize any distributions to NATK prior to the time Sponsor exercised the Sponsor Option and NATK would have potential tax liability for allocations of income, regardless of whether such income is distributed to it, under the Regulations, NATK has the right to receive annual distributions from TieTek LLC in order to pay for any tax liability allocable to NATK. In addition, after 2006, and every year thereafter, NATK is entitled to receive a mandatory cash distribution of 25.5% of TieTek’s net income for that year. If the Sponsor Option is exercised, the mandatory cash distribution increases to 50% of TieTek LLC’s net income. NATK negotiated this mandatory distribution to ensure that it would have access to a reasonable amount of TieTek LLC cash flow, even if the board of managers of TieTek LLC was not inclined to distribute such cash flow to the members. To the extent that NATK receives any distribution for taxes or mandatory distributions, Sponsor is entitled to receive a distribution or service fee (the character of such fee depending upon whether the Sponsor Option has been exercised) in approximately the same amount distributed to NATK. The exact amount of any service fee Sponsor will receive will be determined as if the Sponsor Option had been exercised prior to the payment of such taxes or mandatory distribution to NATK.

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

NATK’s principal business is the manufacture and marketing of TieTek™ products through its TieTek subsidiary. TieTek’s main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, over 130,000 TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six-year period. As of March 31, 2004, TieTek has sold over 107,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement. TieTek expects to commence production from its new Marshall, Texas facility in late May 2004.

Results of Operations

The net loss of $1,888,667 for 2004 reflects a decline of $1,099,177 from the net loss of $789,490 in 2003. This increase in net loss is primarily the result of (1) an increase in the gross loss of $159,270, (2) an increase in selling, general and administrative expenses of $194,660 and (3) a royalty settlement of $750,000.

Net Sales. During the three months ended March 31, 2004 and 2003, TieTek produced approximately 7,300 and 17,000 crossties and sold 6,000 and 14,000 crossties from its Houston facility, respectively. The decrease in 2004 production was principally due to the refurbishment of the Houston plant, resulting in no production in most of January and part of February. In addition, much of the February production was off-spec ties not meeting Union Pacific specifications. The Houston plant produced 4,050 crossties in March and 4,264 crossties in April, 95% of which met Union Pacific specifications. Historically, virtually all of TieTek’s crosstie production has been sold to Union Pacific. In the future, TieTek anticipates selling crossties to other U.S. railroads as well as internationally through marketing and licensing agreements.

Net sales for the three months ended March 31, 2004 and March 31, 2003, were $258,802 and $881,027, respectively, and related solely to the sale of crossties. The decrease in net sales was due to the decreased production. As of March 31, 2004, the Company had an inventory of 1,465 crossties meeting Union Pacific specifications (unbilled revenue). Additionally, at March 31, 2004, the Company had an inventory of approximately 17,000 crossties not meeting Union Pacific specifications that are available for sale for applications other than main line railroad use. These crossties are valued at $10 per tie which is equal to the raw material cost should the Company elect to grind and reprocess the ties to Union Pacific specification.

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

Royalty Settlement – The $750,000 settlement with Tie Tek Royalty Holders was made in connection with the Sponsor Transaction (See Note 7).

Liquidity and Capital Resources

For the three months ended March 31, 2004, NATK and TieTek continued to have a cash flow deficit from operations averaging over $100,000 and $300,000 per month, respectively. These deficits reflect primarily the negative gross margins and SG&A associated with TieTek and NATK’s overhead. As of March 31, 2004, NATK had a favorable working capital balance of $16,109,515 and a cash balance of $17,731,413. In addition, TieTek has access to an additional $1,409,838 of funds via the Tie Investors Credit Facility. NATK believes its has access to sufficient capital to fund TieTek’s planned expansion and operations beyond 2004.

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

During the three months ended March 31, 2004, the Company used $1,726,988 in cash for its operating activities, reflecting primarily the net loss for the quarter of $1,888,667 adjusted for net non-cash expenses, which were $617,590, and changes in operating assets and liabilities of $455,913 (principally increased raw materials inventory for the Marshall plant). During the three months ended March 31, 2003, the Company used $740,387 in cash for its operating activities, reflecting primarily the net loss for the quarter of $789,490 adjusted for net non-cash expenses, which were $144,341, and changes in operating assets and liabilities of $95,238.

Net cash used by investing activities during the three months ended March 31, 2004, was $3,666,145, most of which was associated with additions to the Marshall plant. Net cash used by investing activities during the three months ended March 31, 2003, was $375,503, all of which was associated with the Houston plant.

Net cash provided by financing activities during the three months ended March 31, 2004, was $19,888,206, consisting primarily of $1,902,663 in proceeds from warrant exercises, $10,490,162 in proceeds from the Tie Investors credit facility, $9,051,250 in proceeds from the sale of Preferred Stock and $1,000,000 in proceeds from stock subscriptions, partially offset by a $2,000,000 payment on a note payable to a related party and payments associated with debt and equity transaction costs of $581,869. Net cash from financing activities during the three months ended March 31, 2003, was $371,000, all of which was derived from the sale of Common Stock.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period and with the changes described above, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

North American Technologies Group, Inc.

Date: January 11, 2005	/s/ Henry W. Sullivan
Henry W. Sullivan President and Chief Executive Officer

Date: January 11, 2005	/s/ Joseph W. Autem
Joseph W. Autem Acting Chief Financial Officer