Form 10QSB/A
period 2004-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-01-14
CIK 808013

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003

(Unaudited)

	June 30, 2004 restated	December 31, 2003 restated
Assets

Current Assets:
Cash and cash equivalents	$13,740,079	$3,236,340
Accounts receivable, net of allowance of $30,000	230,127	57,050
Inventories	1,033,107	270,322
Prepaid expenses and other	90,573	127,884

Total Current Assets	15,093,886	3,691,596

Property and equipment, net	3,305,234	2,277,333
Marshall plant under construction	8,333,588	3,867,956

Patents and intangibles, net of amortization of $796,903 and $739,346, respectively	1,168,312	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets, net of amortization of $15,416 and 0, respectively	569,344	22,596

Total Assets	$30,185,722	$12,710,603

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,717,994	$1,622,734
Accrued compensation	—	349,464
Other accrued expenses	41,533	400,000
Dividends payable	35,000	—
Note payable to a related party	—	2,000,000

Total Current Liabilities	1,794,527	4,372,198

Debt to Tie Investors, LLC	14,000,000	2,100,000
Series AA convertible preferred stock	6,651,250	—

Total Liabilities	22,445,777	6,472,198

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $1.00 stated value, 20,000,000 shares authorized; 9,500 and 0 shares issued and outstanding, respectively Series BB convertible preferred stock, $0.01 par value	2,400,000	—
Common stock, $.001 par value, 150,000,000 shares authorized; 69,010,653 and 64,229,520 shares issued and outstanding, respectively	69,010	64,229
Additional paid-in capital	71,136,619	69,099,101
Subscriptions receivable	(300,000)	(1,002,100)
Accumulated deficit	(65,565,684)	(61,922,825)

Total Stockholders’ Equity	7,739,945	6,238,405

Total Liabilities and Stockholders’ Equity	$30,185,722	$12,710,603

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

In accordance with generally accepted accounting principles, the Company has restated its balance sheet as of June 30, 2004 and December 31, 2003 to reflect two adjustments. First, the costs associated with the Bank of America litigation has been restated as litigation expense, resulting in an increase in additional paid-in capital of $1,351,588 and a corresponding decrease in accumulated deficit and increase in net loss. Second, the value of the Company’s investment in an unconsolidated affiliate was decreased by $796,000 (with a corresponding decrease in additional paid-in capital) to reflect this investment at cost instead of fair value.

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

Disclosure Controls and Procedures

Our company’s management, with the participation of our company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period and with the changes described above, our company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by our company in the reports that it files or submits under the Exchange Act.

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

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.1	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Series B Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB for the year ended December 31, 2003

4.5	Form of Warrant to Purchase Common Stock issued to broker/dealers in quarter ended June 30, 2004	Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-QSB for the quarter ended June 30, 2004

10.1*	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Securities Purchase Agreement dated October 2, 2001 by and between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Form 8-K filed October 17, 2001

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.4	Securities Purchase Agreement dated December 31, 2002 between North American Technologies Group, Inc. and Avalanche Resources, Ltd.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form 8-K filed June 13, 2003

10.5	Purchase Agreement for Marshall Facility	Incorporated by reference to Exhibit 10.5 to Form 10-KSB for the year ended December 31, 2003

10.6	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek and Tie Investors LLC	Incorporated by reference to Exhibit 10.6 to Form 10-KSB for the year ended December 31, 2003

10.7	Regulations for TieTek	Incorporated by reference to Exhibit 10.7 to Form 10-KSB for the year ended December 31, 2003

10.8	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.8 to Form 10-KSB for the year ended December 31, 2003

10.9	Royalty Agreement between TieTek and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to Exhibit 10.9 to Form 10-KSB for the year ended December 31, 2003

Exhibit No.	Description of Exhibit	Manner of Filing

10.10	Subscription Agreement dated July 17, 2003 for sale of shares to Avalanche in exchange for Global Photonics Energy Corporation stock and warrants.	Incorporated by reference to Exhibit 10.10 to Form 10-KSB for the year ended December 31, 2003

10.11	Securities Purchase Agreement dated as of December 31, 2003 with Purchasers named therein	Incorporated by reference to Exhibit 10.11 to Form 10-KSB for the year ended December 31, 2003

10.12	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to Exhibit 10.12 to Form 10-KSB for the year ended December 31, 2003

10.13	Securities Purchase Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to Exhibit 10.13 to Form 10-KSB for the year ended December 31, 2003

10.14	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd..	Incorporated by reference to Exhibit 10.14 to Form 10-KSB for the year ended December 31, 2003

10.15*	Contract with Slash Pine Ventures, LLC for services of John N. Bingham	Incorporated by reference to Exhibit 10.15 to Form 10-KSB for the year ended December 31, 2003

10.16	Securities Purchase Agreement dated as of March 8, 2004 with Purchasers named therein	Incorporated by reference to Exhibit 10.16 to Form 10-KSB for the year ended December 31, 2003

21	Subsidiaries of Registrant	Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Form SB-2 Registration Statement filed June 17, 2004

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joseph W. Autem, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Joseph W. Autem, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*	Identifies current management contracts or compensatory plans or arrangements.

(b)	Reports on Form 8-K:

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