Form 10KSB
period 2004-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-04-15
CIK 808013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Issuer’s telephone number: (281) 847-0029

Securities to be registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Securities to be registered under Section 12(b) of the Exchange Act: NONE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES  ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State registrant’s revenues for its most recent fiscal year: $3,347,995

The aggregate market value of the voting Common Stock held by non-affiliates as of April 1, 2005 was $14,468,388, based on the closing price of the Common Stock on the Nasdaq SmallCap Market as of such date.

As of April 1, 2005, there were 70,401,939 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one)  ☐  YES  ☒  NO

PRIVATE SECURITIES LITIGATION

REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-KSB and other public statements by the Company includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.                               DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to “the Company,” “we”, “us, “our”, or other similar terms, refers to North American Technologies Group, Inc. (“NATK”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TTT”), TTT’s subsidiary TieTek LLC (“TieTek”) and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

Overview

Our principal business is the manufacture and marketing of TieTek™ products through our TieTek subsidiary. Our main product is a composite railroad crosstie made from recycled composite materials that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. We are the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since the first track installation in March 1996, TieTek™ crossties have been installed under track in a variety of load and environmental conditions where they continue to meet performance expectations. We began commercial manufacturing and shipping of crossties from our Houston facility during the third quarter of 2000. In December 2002, we entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six year period. As of December 31, 2004, we have sold over 150,000 TieTek™ crossties under sales agreements with Union Pacific (the “Union Pacific Agreement”).

Recent Developments

In August 2003, we purchased a 185,000 square foot facility on 40 acres of land near Marshall, Texas (the “Marshall Facility”). We now have two manufacturing lines each capable at design rates of producing up to 11,000 ties per month.  The Marshall Facility is on a main rail line of Union Pacific.  This facility contains significant infrastructure to support the manufacturing lines, including a rail spur, truck docks and overhead cranes. The first manufacturing line went into production during the month of July 2004 and the second line went into production during February 2005. We believe full-scale production of 29,000 to 30,000 ties per month can be achieved by the fourth quarter of 2005, and the average cost per tie should be reduced significantly. We anticipate constructing additional manufacturing lines in the future at the Marshall Facility.

We have experienced difficulty in reaching design rate production at the Marshall Facility, due to a variety of equipment and production start up problems.  In addition, on April 8, 2005 the Houston plant experienced a fire that has resulted in temporary suspension of production at that facility.  The Marshall Facility start up problems, Houston plant fire and various related matters are more fully described in Item 6 – “Liquidity and Capital Resources-Marshall Facility” and “Houston Plant Fire.”

Changes in Control

On November 8, 2004, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Avalanche Resources, Ltd. (“Avalanche”), Kevin C. Maddox (“Maddox”) and an investment group composed of Big Bend XI Investments, Ltd. (“Big Bend”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), HLT FFT, LLC (“HLT”), Richard Kiphart (“Kiphart”), Islandia, L.P. (“Islandia”) and Crestview Warrant Fund, L.P. (“Crestview Warrant” and, collectively with Big Bend, Crestview, Midsummer, HLT, Kiphart and Islandia, the “Purchasers”) in which Avalanche and Maddox agreed to sell all 34,338,246 shares of common stock, $.001 par value (“Common Stock”), of the Company and warrants to purchase 3,719,768 shares of Common Stock owned by them to the Purchasers (the “Control Transaction”). The Purchasers paid an aggregate of $10,800,000 in cash (the “Proceeds”) to Avalanche and Maddox for these securities. The Control Transaction was closed on November 12, 2004 and resulted in a change of control of the Company. In connection with the closing of the Control Transaction, Maddox waived any claim of severance payments from the Company in connection with his resignation as an officer and director of the Company, and delivered to the Company $450,000 of the Proceeds.

Contemporaneously with the execution of the Stock Purchase Agreement, and as a condition to the closing of the transactions contemplated thereby, Avalanche, Maddox and the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Sponsor Investments, LLC (“Sponsor”) in which Sponsor (the “Sponsor Transaction”) agreed to exchange (a) its option (the “Sponsor Option”) to acquire a 49.9% ownership interest in TieTek and (b) its Class B Membership interest in TieTek (the “Class B Membership Interest”) for 43,114 shares of Series CC Preferred Stock of the Company and a warrant to purchase 9,158 shares of Series CC Preferred Stock of the Company (collectively, the “Exchange Securities”). The 43,114 shares Series CC Preferred Stock issuable pursuant to the warrant are convertible into approximately 39,920,374 shares of Common Stock and the 9,158 shares of Series CC Preferred Stock convertible into an estimated 8,479,630 shares of Common Stock. The Sponsor Transaction was closed on February 22, 2005. Assuming full conversion of all of the Company’s preferred stock currently outstanding, Sponsor would own approximately 33% of the total outstanding shares of Common Stock and a warrant to purchase a number of shares of preferred stock that are convertible into 33% of the shares of Common Stock subject to outstanding warrants, immediately following the consummation of the Exchange Agreement. The consummation of the Sponsor Transaction resulted in a further change of control of the Company.

On February 22, 2005, Sponsor, certain of its affiliates, and the Purchasers (the “Participating Stockholders”) entered into a Stockholders Agreement (“Stockholders Agreement”). Pursuant to the Stockholders Agreement, the Participating Stockholders have agreed to vote all of the shares of the Company’s voting stock to which they control the voting power in favor of the election of two nominees designated by the Purchasers, two nominees designated by Sponsor, and one nominee designated by Sponsor and Big Bend. This obligation to vote terminates on May 31, 2005.

On November 8, 2004, the Company entered into a Release and Indemnification Agreement (the “Release Agreement”), with Avalanche, TTT, Maddox, the Purchasers, Sponsor, Opus 5949 LLC (f/k/a Tie Investors LLC) (“Opus”), Frank Mathias (“Mathias”), Robert E. Chain (“Chain”), John C. Malone (“Malone”) and Tim R. Reeves (“Reeves”). Each of the Company, Sponsor, Avalanche, Maddox, TTT, the Purchasers, Opus, Matthias, Chain, Malone and Reeves released each of the other parties (and related parties and affiliates) to such Release Agreement from any and all claims arising out of (x) the lawsuit Sponsor filed against  Maddox claiming that he had breached his fiduciary duties and seeking to remove him from the Company’s Board of Directors, and (y) the lawsuit brought by the Company against Sponsor and Opus claiming that Sponsor and Opus engineered a loan transaction to exact from the Company compensation in excess of the legal rate of interest. These Release Agreements became fully effective on February 22, 2005, upon the closing of the Sponsor Transaction.

The Exchange Agreement materially changed the relationship of Sponsor, the Company and TieTek. The Regulations of TieTek were adopted in February 2004 in connection with a $14,000,000 construction loan agreement provided to the Company by Opus, a Sponsor affiliate (the “Construction Loan”). Under those Regulations, TTT held the entire Class A membership interest (consisting of 1,000 units), and Sponsor held the entire Class B Membership Interest (consisting of a single unit), in TieTek. In addition, Sponsor had the Sponsor Option to purchase 499 Class A membership interests (49.9%) of TieTek from TTT for $5,000,000, subject to reduction for payments made to certain royalty holders. The Sponsor Option was exercisable between February 5, 2006 and February 5, 2011. If Sponsor exercised the Sponsor Option, either Sponsor or the Company would have been able, within one year, to submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. The agreement with Sponsor further prohibited the Company and Sponsor from competing with TieTek and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek, without first offering them to TieTek. If the Company or Sponsor were unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party would be able to pursue such business opportunity for its own interest, but would have to pay TieTek a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

Sponsor also had the right to elect a majority of the Board of Managers of TieTek. The Company had the right to receive annual distributions from TieTek to pay its tax liability for each year allocable to TieTek operations. In addition, after December 31, 2006 the Company was entitled to receive a cash distribution of 25.5% of TieTek’s net income for that year (the “Mandatory Distribution”). To the extent that the Company received any distributions for taxes or a Mandatory Distribution, Sponsor was entitled to receive a distribution or service fee essentially in the same amount distributed to the Company. In addition, the Company, Sponsor or affiliates of either would be able to provide TieTek with services (e.g. accounting, legal, computer support, etc.) that were reasonably necessary and receive payment for such services. Such services were required to be provided on a cost efficient basis.

Upon the consummation of the Sponsor Transaction, TieTek became a wholly owned subsidiary of the Company and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated.

Immediately following the closing of the Sponsor Transaction, Sponsor distributed to its members, Herakles Investments, Inc. (“Herakles”), and Astraea Investment Management, L.P. (“Astraea”), 36,105 and 5,389 shares of Series CC Preferred Stock, respectively and warrants to purchase 3,434 and 1,145 shares of Series CC Preferred Stock, respectively (the “Sponsor Distribution”). Contemporaneously with the Sponsor Distribution, Sponsor assigned to Crestview and Big Bend, warrants to purchase 2,290 and 2,289 shares of Series CC Preferred Stock, respectively. Sponsor also sold 1,620 shares of Series CC Preferred Stock to Paul Pottinger, Christopher Bancroft, Michael Jordan, John M. Pigott, Goh Yong Siang, Pat Long, David Kellogg, Charles Jarvie, and David Pasahow (the “Sponsor Purchasers”).  Pursuant to the Voting Agreement dated as of February 22, 2005, by and among Sponsor, Herakles, Astraea and the Sponsor Purchasers(“Voting Agreement”), each of Herakles, Astraea and the Sponsor Purchasers granted Sponsor an irrevocable proxy to vote its shares of the Company’s voting stock on all matters.

Management and Structural Changes to NATK and its Subsidiaries. Pursuant to the Exchange Agreement, the Stock Purchase Agreement and the Stockholders Agreement, all of the officers and directors of the Company in office immediately prior to execution of those agreements have been replaced. On November 9, 2004, three of the five directors then in place, Messrs. Maddox, Mathias and. Reeves, resigned. Also at that meeting, Henry W. Sullivan was elected a director of the Company.

On November 8, 2004, Maddox was removed as the Company’s President and Chief Executive Officer, and Mr. Sullivan was elected the new President and Chief Executive Officer. In addition, Joseph W. Autem was appointed as Acting Chief Financial Officer of the Company on November 22, 2004 in replacement of John N. Bingham. The Purchasers and Sponsor have the right to appoint all officers of the Company other than the Chief Executive Officer, who is appointed by the mutual agreement of the Purchasers and Big Bend. On April 13, 2005, Mr. Autem resigned as Acting Chief Financial Officer of the Company effective April 18, 2005. On that same date, the Company engaged Joe B. Dorman as Chief Financial Officer effective April 18, 2005.  See Item 9 -”Biographical Information for new Chief Financial Officer” for Mr. Dorman’s biographical information.

Mr. Sullivan, along with directors Malone and. Chain, served as the continuing directors of the Company until November 22, 2004, at which date they resigned and Robert M. Hoyt and Kenneth Z. Scott were appointed as directors of the Company.

Pursuant to the Stockholders Agreement, the Participating Stockholders have agreed to vote all shares of Common Stock held by them in favor of the election of two nominees designated by the Purchasers, two nominees designated by Sponsor, and one nominee designated by Sponsor and Big Bend, who will also serve as the Chief Executive Officer. The Purchasers designated Robert M. Hoyt and Kenneth Z. Scott to serve as their directors. Sponsor has designated General Goh Yong Siang and Robert W. Black to serve as its directors. Mr. Sullivan has been designated to serve by Sponsor and Big Bend.

On February 22, 2005, General Goh and Mr. Black were appointed to the board of directors of the Company.  On April 5, 2005, Mr. Black resigned from the board of directors of the Company. He did not specify a reason for his resignation. Sponsor is entitled to designate his replacement to serve on the Company’s board of directors.  It is uncertain whether Sponsor will designate a replacement for Mr. Black.

Restructuring of Payments to Royalty Holders. In connection with the transfer of our operating assets to TieTek, we renegotiated our royalty agreement (“the “Royalty Agreement”) with the owners of the TieTek™ technology which include Mr. Sullivan (the “Royalty Holders”). The Royalty Agreement required NATK to (i) pay the Royalty Holders $250,000 in cash at the signing of the agreement, (ii) issue the Royalty Holders 500,000 shares of NATK Common Stock, and (iii) pay the Royalty Holders through 2005 a royalty of 1-1/4%, and thereafter through 2013 a royalty of 2-1/2%, of the net revenues from the sale of TieTek™ products or technology. Royalty payments are capped at $1,000,000 per annum, but if in any year after the $1,000,000 cap has been reached the royalty payments are less than that amount, then such deficit can be added to the next year’s royalty payment.

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

•                  The rail should be able to be fastened to the tie cheaply and efficiently. The tie must be able to hold the fastener during the useful life of the tie.

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

Technology Development

Overview. The specific TieTek™ technology is based on our know-how to combine rubber and plastic to create products with unique capabilities. We determined that rubber and plastic alone could not meet all the required performance criteria for railroad crossties, and after years of product development, we discovered a combination of several different components that produce a composite crosstie with the desired properties.

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

We believe the TieTek™ crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Tests have shown that the TieTek™ crosstie should maintain its properties far longer than most wood ties. The TieTek™ crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. Ongoing research will investigate alternate fastening and installation systems and possible improvements to the mechanical properties of the ties.

Patents and Proprietary Protection. We received a patent protecting the formula and range of compositions of the TieTek™ technology (U.S. Patent #5,886,078, dated March 23, 1999). The patent has been filed for extensive international registration under the procedures of the International Patent Treaty. In addition, we have received additional patent coverage regarding the product and manufacturing process technology. The new patent was issued December 7, 2004 as U.S. Patent # 6,828,372, significantly extending the protection provided by U.S. Patent # 5,886,078.

There is currently no patent protection for any of our other TieTek products or technologies. A substantial number of patents have been issued in the markets in which we compete, and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive. We can make no assurance that any future patent applications will result in issued patents or that any patents issued will be held valid and enforceable if challenged. There can be no assurance that we will have the financial resources available to enforce and defend our intellectual property rights should they be challenged. As used in this context and throughout this Report, “proprietary information” refers to our technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how.

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

We also had our crosstie tested at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the American Association of Railroads, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. In a heavy load test at Pueblo, which is still ongoing, TieTek’s crossties have experienced over 800,000,000 gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with little, if any, problems of any kind. The TTCI tests confirm that the TieTek™ crosstie still meets the requirements of the industry after the equivalent of many years of commercial service. TieTek™ crossties in commercial track installations have experienced over 1,000,000,000 gross tons of load.

These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek™ crossties installed to date have experienced no performance problems.

Manufacturing

Process. There are four basic functions in the TieTek manufacturing process:

•                  Raw Material Selection and Handling – There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the manufacturing downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

•                  Compounding and Mixing - Mixing, melting and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt. The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek™ technology and includes patented and other proprietary techniques that we believe are unique to the TieTek™ crosstie.

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

•                  Quality Assurance - We have established a series of quality control steps to verify the structural integrity of each crosstie produced. The testing is non-destructive and provides a record of each crosstie for quality control of the manufacturing system, as well as improved customer confidence. The data provides process information for improved operation and continued product development.

Raw Material. The raw materials used in our product are available from multiple suppliers. Avangard Industries, Inc. of Houston, Texas, a supplier of recycled plastics, provided 62% of all our raw material purchases during 2004. The availability, and more specifically the price, of key raw materials will be critical to the cost of the TieTek™ crosstie. Recycled plastic is a major raw material component whose price and availability can fluctuate significantly. High prices and tight supply could seriously affect the economics of manufacturing TieTek™ crossties. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, we have focused on using a variety of low-grade sources of recycled plastic that should be available and priced below other materials. The TieTek™ technology and process design has been specifically configured to accept recycled plastic that could not be processed using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. We will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.  The recycled plastics market experienced shortages and higher costs during late 2004 and the first quarter of 2005.

Production.  Approximately 123,000 TieTek™ crossties have been manufactured at the Houston plant since its start up in 2000. Up until April 8, 2005, the Houston facility was producing approximately 4,500 ties per month, most of which are being sold to Union Pacific under contract. Certain improvements to the production resulted in increased production capacity of the Houston plant during 2003. In July 2003, we produced 7,000 TieTek™ crossties, the largest amount of monthly production since opening of the Houston plant. We produced 32,500 ties in 2001; 32,300 ties in 2002; 54,000 ties in 2003; and 71,888 ties in 2004. .

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

The TieTek™ crosstie is consistent, interchangeable with wood ties, resists water and insect damage without  the use of preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek™ crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Creosote treated wooden ties cost between $35 and $40 in the U.S. and substantially more in many parts of the world. The TieTek™ crosstie has been sold at a significant premium over wood ties because it has superior life-of-the-tie economics.

We anticipate that, in addition to direct sales, we will employ a combination of marketing representatives, licensees, joint venture partners, and other business and marketing combinations to manufacture, market and distribute the product in both the U.S. and throughout the world. We have also advertised in trade journals and presented several papers to railroad industry groups. In addition, the TieTek™ crosstie has been discussed in many articles appearing in the railroad industry trade press.

Major Customers. Our sales to Union Pacific represented 80% of total revenues for the year ended December 31, 2004, and 91% for the year ended December 31, 2003.

We have sold and installed TieTek™ crossties at a number of other major railroads, including Burlington Northern and Canadian National. In addition, we have sold and installed our ties in several parts of the world, including Australia, India, Japan, Bangladesh, Thailand, Brazil and Canada. We plan to obtain sales agreements with other major U.S. railroads similar to the Union Pacific Agreement. Internationally, we plan to work with licensees, joint venture partners and government railroads to expand markets.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek™ crossties in Australia and New Zealand. The agreement requires a base level license fee with agreed milestones and percentage royalties based on production. Oz-Tex is on schedule with all required payments  to date. In 2002, Oz-Tex paid $200,000 to maintain the license. In March 2004, Oz-Tex began small scale production of crossties from its facility in Temora, New South Wales.

In March 2001, we entered into a memorandum of understanding with Patil Industries, Ltd (“Patil”), the largest concrete crosstie manufacturer in India. Patil has been testing the use of TieTek™ crossties as an alternative to concrete ties in installation in India.

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

There have been many technical approaches to commercialize alternate ties over the years. For example, Cedrite, Inc. attempted to produce a crosstie made from epoxy resin and wood chips, but the ties failed for technical reasons. Several companies are currently attempting to create crossties made from plastic (Polywood), plastic and glass fiber (U.S. Plastic Lumber), gypsum rock and plastic (Polysum) and steel/concrete/rubber/plastic (Primix). We believe that our tie is a more salable, more proven and more accepted product and technology than any competitor. In addition, most of these companies are significantly undercapitalized. Primix and Polysum are no longer producing any ties in the U.S.  While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, we believe we are in a unique position by producing and marketing large volumes of TieTek™ crossties, by entering into strategic partnerships with licensees, suppliers and customers, by continuing testing and reporting, by making product and process improvements, and by being a strategic supplier to the railroad industry. We realize the advantages and obligations of being the sole supplier of a new product to a mature industry and are moving quickly to attempt to consolidate our business position.

Human Resources

We currently have 63 full-time employees and 57 contract employees through staffing agencies. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.                               DESCRIPTION OF PROPERTY

In 1998, we entered into a lease agreement for a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas and installed one production line. The lease is renewable at our option for ten consecutive periods of five years each. This lease was renegotiated in April 2004 and extended for two years at a monthly rental of $14,319.  The lease provides for a CPI adjustment to the monthly rental at the beginning of every renewal period.

During 2003, we purchased a 185,000 square foot building on 40 acres of land in Marshall, Texas from Trinity Industries, Inc. There are now two lines in production at the Marshall Facility.  The first line went into production in July of 2004 and the second went into production in February 2005.

We believe our facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.  See Item 6 “Liquidity and Capital Resources - Houston, Plant Fire”

ITEM 3.                               LEGAL PROCEEDINGS

On February 22, 2005, in connection with the closing of the Sponsor Transaction, all outstanding claims between Sponsor and the Company, its officers and directors were settled by execution of the Release Agreement, ending an expensive and distracting period of litigation for the Company.  The background description of those claims follows.

On March 15, 2004, we submitted a new business opportunity proposal to the Board of Managers of TieTek in accordance with the requirements of the Regulations described above that new business opportunities be presented to the TieTek Board of Managers.  The submission contemplated an equity investment of at least $15,000,000 by each of NATK and Sponsor to fund the construction of two additional lines at the Marshall Facility, a two-line plant in the eastern U.S. and a two-line plant in the western U.S.  On March 24, 2004, a meeting of the Board of Managers was held and the new business opportunity proposal was tabled by vote of the Sponsor-majority members until further review.  On March 31, 2004, Sponsor filed a lawsuit in the 189th Judicial District Court, Harris County, Texas, against. Maddox, who had delivered the new business opportunity plan, seeking to have him removed as one of our two representatives on the Board of Managers,.

On June 24, 2004, NATK and TTT filed suit in state district court in Marshall, Texas against Sponsor and Opus. The subject of the suit was the $14,000,000 Construction Loan. The suit alleged, among other things, that Sponsor and Opus engineered the loan transaction to exact from us and certain of our affiliates, compensation in excess of the legal rate of interest.  We were seeking the full relief available by law, including forfeiture by Sponsor of the Sponsor Option and refund of all other interest charges, and forfeiture of the $14,000,000 principal amount of the Construction Loan.

On July 14, 2004, Opus notified us that TieTek was in default of the credit facility with Opus as a result of the NATK Lawsuit. Sponsor brought an arbitration action against the Company and TTT with the American Arbitration Association to enforce its rights under the Construction Loan and under the TieTek Regulations.

From time to time we are involved in various legal actions arising in the normal course of business for which we maintain insurance.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2004, stockholders who collectively owned 38,138,245 shares, or 54.7% of our outstanding common stock, signed a written consent approving the issuance of the Exchange Securities in the Sponsor Transaction. This action is described in the Company’s definitive Information Statement dated January 20, 2005, which was mailed to the Company’s stockholders.

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

Period	High Bid	Low Bid
2005
First Quarter	$0. 71	$0. 43
Second Quarter (through April 14, 2005)	0.62	0.35

2004

First Quarter	1.31	0.81
Second Quarter	0.99	0.60
Third Quarter	0.77	0.39
Fourth Quarter	1.00	0.40

2003
First Quarter	1.01	0.60
Second Quarter	0.85	0.68
Third Quarter	1.33	0.51
Fourth Quarter	1.22	0.75

On April 12, 2005 the Company was notified by Nasdaq that the Company’s securities would continue to be listed on the Nasdaq SmallCap Market provided that, on or before June 15, 2005, the Company evidence (i) a closing bid price of at least $1.00 per share and thereafter maintain such price for a minimum of ten consecutive trading days and (ii) stockholders’ equity of at least $2.5 million as shown in a public disclosure, and that it otherwise comply with all requirements for continued listing.  As of April 14, 2005, the Company’s Common Stock had not traded at the minimum per share price.  The Company expects to file by May 16, 2005 its quarterly report evidencing stockholders equity in excess of $2.5 million as of March 31, 2005.

Holders

As of December 31, 2004, we had approximately 500 stockholders of record of our Common Stock.

Dividends

We have not paid any dividends on the Common Stock since the formation of the Company. There are no restrictions on the payment of dividends in any of the Company’s constituent documents or agreements, except that the Series CC Preferred Stock is entitled to receive dividends on an as-converted basis with the Common Stock.   The holder of the Series AA Preferred Stock is entitled to receive cumulative dividends of 6% per annum payable quarterly in cash or stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, we issued the following shares of Common Stock: (i) a total of 724,620 shares in a private placement to accredited investors to settle liquidated damages claims and in payment of dividends, for gross value of $781,088, (ii) 3,189,771 shares upon exercise of outstanding warrants for proceeds of $1,902,663, (iii) 500,000 shares to the Royalty Holders in connection the execution of a new Royalty Agreement, (iv) 1,423,204 shares to Avalanche pursuant to its anti-dilution rights under the Stock Purchase Agreement dated October 2, 2001, (v) 300,000 shares  to settle litigation matters, and (vi) 34,816 shares in exchange for consulting services.  We incurred $311,551 of offering costs associated with the private placements.

In 2004, we also issued 7,000 shares of Series AA Preferred Stock, 2,500 shares of Series BB Preferred Stock and warrants to purchase 2,863,420 shares of Common Stock for aggregate net proceeds of $9,051,250 and the cancellation of warrants to purchase 4,166,667 shares of Common Stock. All issuances of equity securities described above were issued in private transactions in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. None of the transactions involved an underwriter.

The Series AA Preferred Stock is convertible into Common Stock at $1.08 per share, has annual dividends payable in cash or Common Stock of 6% per annum and is mandatorily redeemable at the end of the fourth year. The Company may force conversion of the Series AA Preferred Stock if the Common Stock trades 250% above the conversion price for 30 days. Of the warrants to purchase 2,863,420 shares of Common Stock issued to the purchasers of the Series AA Preferred Stock, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. The Series BB Preferred Stock is convertible into Common Stock at $0.60 per share, has no dividends payable and is not mandatorily redeemable. No warrants were issued in connection with the Series BB Preferred Stock.

On November 4, 2004, the Company, Crestview, Midsummer, Kiphart and Rooster, L.P. (“Rooster, and collectively with Crestview, Midsummer and Kiphart, the “Exchanging Holders”) entered into an exchange agreement whereby each Exchanging Holder agreed, concurrently with the closing of the Sponsor Transaction, to exchange each share of Series AA Preferred Stock held by him for one share of Series CC Preferred Stock and to exchange each share of Series BB Preferred Stock held by him for 1.8 shares of Series CC Preferred Stock. The aggregate number of shares of Common Stock issuable upon conversion of the shares of Series CC Preferred Stock issued in this exchange is the same as the number of shares of Common Stock issuable upon conversion of the Series AA Preferred Stock and Series BB Preferred Stock exchanged. The Exchanging Holders held 6,750 of the 7,000 shares of Series AA Preferred Stock outstanding and all 2,500 of the shares of Series BB Preferred Stock outstanding. The shares issued to the Exchanging Holders were sold in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act for an exchange of securities with the Company’s existing security holders in a transaction in which no commission or underwriting discount is paid.

Pursuant to the Exchange Agreement, on February 22, 2005, the Company issued to Sponsor 43,114 shares of Series CC Preferred Stock which are convertible into approximately 39,920,374 shares of the Company Common Stock and a warrant to purchase an additional 9,158 shares of Series CC Preferred Stock which upon conversion would constitute approximately 8,479,630 shares of Common Stock (the “Sponsor Warrants”). The primary consideration received by the Company upon the closing of the Exchange Agreement was the surrender of Sponsor’s Class B Membership Interest and the Sponsor Option. The foregoing securities were offered and sold in a private transaction in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on Sponsor’s investment representations and position as an informed, accredited investor. The sale was made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sale.

The Series CC Preferred Stock has a par value of $.001 per share and the right to receive upon liquidation the same amount paid to the holders of Common Stock on an as-converted basis. Each share of Series CC Preferred Stock has a stated value of $1,000, which stated value is convertible into shares of Common Stock at $1.08 per share, for a conversion ratio of approximately 925.926 shares of Common Stock for each share of Series CC Preferred Stock. The Series CC Preferred Stock has the right to receive dividends on an as-converted basis with any dividends declared on the Common Stock, and has voting rights equal to the Common Stock on an as-converted basis. No holder is allowed to convert any shares of the Series CC Preferred Stock if, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding. A holder may waive this limitation on the number of shares held by it if it provides at least 61 days prior notice of its waiver to the Company. The Company may force the conversion of the Series CC Preferred Stock if the Common Stock trades at least 15% above the conversion price for ten consecutive trading days. The Company is required to redeem any shares of Series CC Preferred Stock outstanding ten years after their original issue date at their stated value plus any accrued but unpaid dividends.

The Sponsor Warrants have an exercise price of $925.926 per share of Series CC Preferred Stock, each of which is convertible into approximately 925.926 shares of Common Stock, for an effective Common Stock exercise price of $1.00 per share. The Sponsor Warrants have a five year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Sponsor Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The Sponsor Warrants also contain customary provisions regarding the conversion of the Sponsor Warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company or similar corporate transaction.

ITEM 6.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek.   Our composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages.  TieTek began commercial manufacturing and shipping of crossties from its Houston, facility during the third quarter of 2000.  In August 2003, we purchased an 185,000 square foot facility on 40 acres of land near Marshall, Texas.  We now have in production two manufacturing lines at the Marshall Facility that eventually should be capable of producing up to 22,000 TieTek™ crossties per month. When this production is combined with production at the Houston facility, we should be capable of producing 29,000 to 30,000 ties per month. While the Company has more than ten railroad customers, the Union Pacific Railroad represents the majority of our revenues.

Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.

Critical Accounting Policies

In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified critical accounting policies based upon the significance of each accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policies and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

Inventories - Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Revenue Recognition - We recognize revenue when finished products are shipped, except for products sold to our major customer. We bill this major customer and recognize revenue upon completion of a certain production volume of ties made to industry specification, and payment is made within 15 days of billing. At their request, we store their ties at our facilities for up to six months. Each of their ties are segregated, branded and ready for delivery, and the risk of loss transfers to them upon segregation. Costs incurred for shipping and handling of finished products are classified as cost of goods sold.

Royalty revenues are recognized when earned.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers at December 31, 2004. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. We did not provide a reserve for bad debts in 2004.

Goodwill Impairments - Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis. Based on impairment tests performed, there was no impairment of goodwill as of December 31, 2004.

Results of Operations - Analysis of Years Ended December 31, 2004 (“2004”) and December 31, 2003 (“2003”)

The net loss of $11,635,570 for 2004 reflects an increased loss of $5,051,128 over the net loss of $6,584,442 in 2003. This increase in net loss is primarily a result of  (1) increased costs and operations at reduced production levels during the start up of the Marshall Facility, (2) consulting, legal and other expenses associated with the Control Transaction, the Sponsor Transaction and litigation, (3) an increase in cost of goods sold of $2,070,464,  (4) an increase of selling, general and administrative related transaction expenses of $2,672,027, (5) the settlement with the Royalty Holders, and  (6) an increase of $510,575 in depreciation and amortization.

Net Sales. Net product sales increased 30.2% from 2003 to 2004 as a result of increased TieTek™ crosstie sales, primarily to Union Pacific, our largest customer.  Sales to Union Pacific increased by approximately 14% from 2003 to 2004, and sales to other customers increased by approximately 201%.  Substantially all of our revenues in 2004 and 2003 of $3,347,995 and $2,570,759, respectively, resulted from the sale of TieTek™ crossties.

Costs and Gross Loss. The 2004 and 2003 gross loss consists of the loss incurred from sales of the TieTek™ crossties. The costs associated with the sale of 63,663 TieTek™ crossties in 2004 were $6,629,438. The costs associated with the sale of 51,300 TieTek™ crossties in 2003 were $4,558,974. The negative margins reflect the inefficiencies and costs incurred during the start up of the first line at the Company’s new plant. Unanticipated equipment and manufacturing problems during start up resulted in production, yield and quality levels below design. Additional staffing and low production levels resulted in unit costs well in excess of the selling price of the ties from the new facility. The costs were also impacted adversely by high acquisition, processing and grinding costs of raw material during the second half of 2004. Improved gross margins will depend on our ability to achieve higher production levels with the same or lower levels of staffing and other costs. Gross margin improvement will also depend on improving yields from raw materials and other production efficiencies as production levels rise and operations stabilize. In addition, raw material cost decreases will depend on reduced market price for recycled plastic and/or reduced processing and grinding costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (including litigation expenses, royalty settlement and depreciation and amortization) increased $3,515,851 to $7,530,376 in 2004 from $4,014,525 in 2003. This increase was due to increasing facility, marketing, royalty and other costs prior to, and during, the start up of the first Marshall Facility manufacturing line in 2004.  Non-recurring management, consulting and legal costs were incurred to support litigation, litigation settlement and the restructuring. We anticipate that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of the TieTek™ crossties, but that most of the management structure and costs are already in place to support our existing three manufacturing lines at full production.

Other Income (Expense). Other expense increased $242,049 from $581,702 in 2003 to $823,751 in 2004.  This increase was due primarily to increased interest expense of $268,414 on the $14 million indebtedness to Opus (from $657,341in 2003 to $925,755 in 2004) and was offset by $86,119 (consisting of a decrease in other expenses and an increase in interest income).

Liquidity and Capital Resources

The following paragraphs discuss the effects of operations, investments in our new Marshall Facility, recent litigation and the resultant restructuring and other factors on our liquidity and capital resources.

For the twelve month period ended December 31, 2004, the Company used $10,338,309 in cash in its operations.  To determine the use of cash in operations, the Company reduces the operating loss by certain non-cash items that make up a part of the operating loss and increases the operating loss by certain items that do not constitute part of the operating loss as reflected on its books.  The non-cash items that reduce the operating loss are as follows: issuance of Common Stock in payment of (i) non-recurring litigation costs valued at $859,838, (ii) royalty settlement valued at $500,000 and (iii) consulting services valued at $26,000; issuance of Common Stock warrants in payment of compensation; and depreciation of $804,010.  The items that increase the operating loss to determine cash used in operations are changes in current assets and liabilities.  The following changes that occurred are explained as follows: (i) accounts receivables increased because of an increase in sales and aging, (ii) inventories increased because of the need to have additional materials on hand to support anticipated increased production, (iii) prepaid expenses increased because of payments of additional insurance premiums, and (iv) accounts payable decreased because of reduced aging of outstanding obligations.

During 2004, investing activities used cash of $6,320,901. Our uses of cash included primarily purchases of property, plant and equipment of $6,184,259 ($4,959,962 of which was for the Marshall Facility). During 2003, investing activities used cash of $4,429,710, including $4,347,572 for property, plant and equipment ($3,867,956 of which was for the Marshall Facility).

Our sources of cash included primarily proceeds from the sale of stock, exercises of warrants and loan proceeds from the Construction Loan.  Financing activities provided cash of $21,197,860 in 2004 and $7,371,128 in 2003.

We had working capital of $5,591,589 as of December 31, 2004, and approximately $4,000,000 of working capital at March 31, 2005.  For the year ended December 31, 2004, we incurred a net loss of $11,635,570 (including $2,234,848 of non-cash expenses). During 2004, negative cash flow from operations averaged $860,000 per month. The monthly deficit will likely decrease in the future if production volumes increase in 2005 and thereafter. The Company believes its current level of working capital to be adequate to fund projected operating levels through only approximately June 2005.  The Company does not believe that it will have achieved positive cash flow by such date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As a result, the report of our independent public accountants which accompanies the consolidated financial statements has been qualified with respect to that risk.   The Company desires to add a third and fourth production line at its Marshall Facility plant as soon as practicable.  As a result, the Company has  decided to attempt to restructure its existing debt and to raise additional amounts to fund future operations and potentially add production lines.

Capital Raising Activities.  Our principal source of capital has been through the issuance of convertible notes, debt and preferred and common stock and warrants.

On February 5, 2004, the Company, TTT, TieTek and Opus entered into the Construction Loan, which has a 10-year maturity, variable interest rate of prime plus 500 basis points over the prime rate and pledged security interest in plant, equipment and intellectual property relating to TieTek™ crosstie operations. In early 2005, the interest rate changes to 700 basis points over the prime rate.  The facility was used to fund construction of the two production lines in Marshall, improvements to the Houston plant and operations of both. The Company has drawn the full amount available under the Construction Loan. Effective upon the closing of the Sponsor Transaction, the Company’s and TTT’s guarantees of TieTek’s obligations under that Construction Loan and supporting security agreements have been terminated. The Construction Loan and TieTek’s obligations thereunder remain in effect.

In order to conserve its cash resources, the Company did not pay the payment of $757,944 due on April 1, 2005 (the “April 2005 Payment”) to Opus on the Construction Loan.   The Company entered into a letter agreement with Opus that extended the due date of such payment to May 1, 2005 and waived any resultant defaults (the “Opus Extension Letter”).  The Opus Extension Letter contemplates that the Company will retain an investment banker to pursue additional financing and enter into a forbearance agreement regarding the Construction Loan.  The Company is currently determining the potential terms of the forbearance agreement that it expects to propose to Opus.  The potential proposals the Company may present to Opus include, but are not limited to, adding current and future interest payments due to the principal amount of the note, delaying all interest and principal payments to a substantially later date, significant expansion of the amount of the facility, refinancing of the debt with independent third parties,  or some combination thereof.  These discussions are at an early stage and the ultimate outcome is uncertain. However, in the event the Company does not enter into a forbearance agreement with Opus, it anticipates that it may make the April 2005 Payment to Opus by May 1, 2005 to prevent a default under the Construction Loan that could result in the entire loan becoming due and payable.

In March 2004, we closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 for the purchase of 7,000 shares of Series AA Preferred Stock and $2,500,000 for the purchase of 2,500 shares of Series BB Preferred Stock.  We incurred $448,750 in offering costs and issued warrants to purchase 598,740 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions. These proceeds enabled NATK to continue funding TieTek operations and purchase equipment for the Marshall Facility. NATK has retired the $2,000,000 note payable to Avalanche.

As a result of the funding of the Construction Loan and the proceeds from sales of our Common Stock and Preferred Stock, we believe we will have sufficient capital to fund our operations through June 2005. Although we believe TieTek could have sufficient capital to achieve positive cash flow in late 2005, additional capital will be needed to fund operations beyond June 2005, further expand the Marshall and Houston plants and build any additional plants in the future. As of April 11, 2005, NATK had approximately $4 million in cash.

Marshall Facility. We have built two crosstie manufacturing lines at the Marshall Facility. The first line started up in the second quarter of 2004, but did not reach commercial production until mid-July 2004. There were several reasons for the slow ramp up of commercial production. Process equipment shipments were delayed, technical improvements over the Houston line had to be integrated into plant operating procedures and new employees had to be trained. The complex automation programming incorporated into the new design required extensive debugging before the line could run as designed. The second line start up was deferred until line one problems were understood and corrected. Line one produced over 18,000 crossties in the fourth quarter of 2004, which crossties were sold and delivered to the Union Pacific and several other railroads. The problems inherent in starting a new process designed line, combined with the specific problems discussed above, resulted in a six month ramp up to production equal to half of anticipated design rates.

Once the first line demonstrated viable operation, all the changes and improvements were implemented on the second Marshall line. Start up of the second line commenced in the first quarter of 2005, and the line was operational within three weeks. After a period of successful operation, the Company discovered that a key piece of process hardware on each new line did not have properly hardened surfaces and was therefore subject to accelerated wear. As a result, both new lines have been, and will continue to be, operated at substantially less than target production levels until the equipment can be upgraded, which is expected to occur in the second quarter of 2005. Each line at Marshall is expected to have the capacity to produce up to 11,000 crossties per month at design rates. When combined with production from the Houston line, we anticipate that we will have the capacity to produce 29,000 to 30,000 crossties per month. At these production levels, TieTek would have ties to satisfy its obligations to Union Pacific Railroad and sell to other railroads.

Houston Plant Fire.  On April 8, 2005, an oil leak at our Houston facility resulted in a fire that caused damage to part of the plant’s electrical system. As a result, manufacturing operations have been temporarily suspended at the Houston plant. The extent of the downtime and the damage is under evaluation, and we anticipate that the Company’s losses will be substantially covered by insurance. We believe that production at the Marshall Facility will be increased to design levels and Houston production restored over the next few months. We intend to build additional lines at the Marshall Facility as soon as that facility has demonstrated consistent production at design rates, acceptable quality and yields, and we obtain the financial resources to do so.

Litigation and Resultant Restructuring.  During most of 2004 and continuing into February 2005, the Company  and its former control shareholder, Avalanche, were involved in significant litigation and other disputes with Sponsor and Opus.  These disputes ultimately resulted in a significant restructuring of the Company’s ownership, capitalization and other material matters  as described in Item 1 - “Changes in Control” and  Item 3.  These disputes, as well as the efforts and costs associated with the restructuring effort had a significant negative effect on the Company’s cash flow and operations in 2004 and continuing into early 2005.  The Company spent substantially in excess of $1 million on litigation and restructuring expenses in 2004 and 2005.  In addition, the litigation and restructuring diverted the Company’s management resources away from operations and in some instances prevented the Company from advancing needed funds to its TieTek subsidiary to finance tie manufacturing operations, maintenance and manufacturing line completion.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. NATK adopted the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated. As of December 31, 2004, as a result of the Construction Loan Agreement, TieTek was accounted for as a variable interest entity because the risk of loss principally resided with NATK. On February 22, 2005, TieTek became a wholly owned subsidiary of NATK and will no longer be accounted for as a variable interest entity.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the new standard beginning in the third quarter of fiscal 2003, and it did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows as of December 31, 2003. The mandatory redemption provision contained in the Preferred Stock transaction closed on March 8, 2004 will require the Series AA Preferred Stock to be recorded as a long-term liability at December 31, 2004.  However, 6,750 of the 7,000 shares of Series AA Preferred Stock issued in 2004 were exchanged for Series CC Preferred Stock on February 22, 2005. The Series CC Preferred Stock will be treated as equity.

In November 2004, the FASB issued SFAS No.151 “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in

SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on the financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value on the awards grant date, based on the estimated number of awards that are expected to vest. Companies are to select from two transition methods. The Company is currently evaluating the two transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for the Company for interim and annual periods beginning after December 15, 2005.

Factors Which May Affect Future Operating Results

The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We have incurred an accumulated deficit from inception to December 31, 2004 of $73,558,395. Until we are able to generate significant revenues that result in positive gross margins from the manufacturing of our TieTek™ crosstie, profitable operations will not be attained. There can be no assurance that our operations will produce operating profits.  Thus, we may have to continue funding future cash needs through financing activities.  We do not know if we can be successful in raising additional capital through financing activities.

Capital Needs. As of December 31, 2004, we had working capital of $ 5,591,589. For the year ended December 31, 2004, we incurred a net loss of $11,635,570.  This loss reflected principally the start up of manufacturing operations at the Marshall Facility, litigation and restructuring expense and an increase in corporate overhead.  During 2004, we incurred a cash flow deficit from operations averaging approximately $860,000 per month, most of which is attributable to tie manufacturing and start up of the new Marshall Facility manufacturing lines.   We will need to raise substantial additional capital to fund the Company operations until positive cash flow from operations can be achieved.  We will also need substantial additional capital to fund the expansion of our current plants and construct additional plants.

No Protection Against Further Dilution. In the event we choose or need to raise additional capital, we may be required to do so in such a manner that will result in dilution of an investor’s ownership and voting interest.

Dependence on Key Personnel. To a material extent, our future success is dependent upon the continued efforts of the developer of the TieTek™ technology, Mr. Sullivan who currently serves as the Chief Executive Officer and member of the Board of Directors of NATK. We do not have an employment agreement with Mr. Sullivan. The loss of the services of Mr. Sullivan could have a material adverse effect on our business. We maintain life insurance in the amount of $3,000,000 on Mr. Sullivan, and we are the beneficiary of that policy.

Need to Manage Growth. The growth necessary to attain profitability is expected to place a significant strain on our managerial, operational and financial resources. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Dependence on Key Customer.  80% of our sales during calendar year 2004 were to one customer. The loss of this customer would have a material adverse effect on our financial condition and results of operations.

Competition and Risk of Technological Obsolescence. Many of our wood tie and other potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of crossties similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, as well as universities, research institutions and others may increase as advances in technology are made.

Availability and Costs of Raw Materials.  Most of the raw materials in the TieTek formula are available from multiple sources at stable costs, except for high density polyethylene (HDPE), which has cyclical variation in supply quality and cost.  During the period from mid-2004 through the first quarter of 2005, the cost of HDPE was above historic cost levels.  The Company has begun a toll grinding arrangement to reduce the delivered cost of recycled HDPE.  The Company has also begun recycling its own solid scrap to further reduce raw material cost.  Inability to secure supplies of raw materials at acceptable costs could have a material adverse effect on our business, results of operations and financial condition.

Technology Rights. Although we own patents on the TieTek™ technology, we also rely on secrecy and confidentiality agreements to maintain the proprietary nature of our technology. In addition, we continue to research and seek additional patent coverage regarding the product and manufacturing process technology.  We may also seek patent protection in these and other areas in the future. In general, the application of the patent laws to our potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, we may not be able to protect the patent which has been issued. If we are unable to maintain the proprietary nature of our technology, our financial condition and results of operations could be materially and adversely affected. In addition, we may seek licenses to other parties’ technology in order to develop, manufacture and market certain technologies in the future. However, we may not be able to obtain necessary licenses or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

Sales and Marketing. We intend to market the TieTek™ crosstie and other related products in the U.S. as well as other parts of the world. Typically, we sell to senior level technical and purchasing officials. In the future, to successfully market to smaller railroads, we may elect to either expand our sales force or license distribution rights to third parties. There can be no assurance that we will be able to expand such a sales force or find appropriate licensees or that our sales and marketing efforts will be successful.

Substantial Dilution. We are presently authorized to issue 150,000,000 shares of Common Stock, of which 70,401,939 shares were outstanding as of December 31, 2004.  In the future, the Company may be required to issue up to 17,917,520 additional shares of its Common Stock upon the exercise of our outstanding options and warrants and 10,648,144 shares upon the conversion of outstanding shares of preferred stock. Issuance of this many shares would have a dilutive effect upon the existing stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

Volatility of Share Price; Listing. The market prices of securities of developing companies such as ours have been historically volatile. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of our products may have a significant impact on the market price of the shares of our Common Stock. In addition, our share price may be affected by sales by existing stockholders. Because of these factors, the market price of our Common Stock may be highly volatile.  Our securities may be delisted from the Nasdaq SmallCap Market if the minimum bid requirement of $1.00 per share, and other listing requirements, are not met by June 15, 2005.

Dividend Policy. To date, we have paid no dividends on our shares of Common Stock and do not contemplate paying cash dividends in the foreseeable future.

Classified Board; Delaware Anti-Takeover Law.  Our bylaws provide for the classification of the terms of the members of the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of our Company, even if such attempts would be beneficial to our stockholders. We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “GCL”), an anti-takeover law. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation’s voting stock. These provisions could have the effect of delaying, deferring or preventing a change in control or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

ITEM 7.                          FINANCIAL STATEMENTS

The financial statements are included beginning on page F-1 of this Report and are incorporated by reference herein.

ITEM 8.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.                    CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Material Weakness in Internal Controls

During the third quarter of 2004, NATK discovered a breakdown in its internal controls regarding cash management. The Company discovered that a former employee had allegedly stolen approximately $102,000 in cash by forging checks. The Company has instituted controls over cash that it believes will prevent such occurrence in the future. Controls include restriction of check signing authorities, separation of job duties, timely bank reconciliation, review and approval of the reconciliation by executive management and full accounting of all checks (including voided checks).

Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s Disclosure Controls and Procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our Disclosure Controls and Procedures are effective.

Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended 2004, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 8B.               OTHER INFORMATION

None.

PART III

ITEM 9.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists the name, age, and positions held of each director and executive officer of the Company, as well as the period of time such director or executive officer has served.  The term of office of each director is three years.  The term of office of the Class I directors expires at the annual meeting of stockholders in 2006; the term of office of the Class II directors expires at the annual meeting of stockholders in 2007; and the term of office of the Class III directors expires at the annual meeting of stockholders in 2005, in each case subject to earlier resignation or removal and until their respective successors are elected and qualified.

Name and Age	Position held	Officer/Director Since

General Goh Yong Siang - 53	Class I Director	February 22, 2005

Robert M. Hoyt- 54	Class III Director	November 22, 2004

Kenneth Z. Scott - 62	Class I Director	November 22, 2004

Henry W. Sullivan - 65	Chief Executive Officer Class II Director	November 8, 2004 (officer) November 9, 2004 (director)

Joseph W. Autem - 47(1)	Acting Chief Financial Officer	November 22, 2004

(1)  Mr. Autem has resigned as Acting Chief Financial Officer, and Mr. Dorman has been elected to fill the position of Chief Financial Officer, effective April 18, 2005.

Biographical Information of Current Directors and Officers

General Goh Yong Siang has been a Vice President (Technology) and director of Sponsor Investment, LLC, a private investment group, since 2003. Since 2001, General Goh has been a partner of Beta Capital Group, LLC, a private investment group also located in Dallas, Texas. He served as President of Singapore Technologies Engineering (USA), an engineering and technical group, from 1998 until 2000 and as President of Patriot Air, LLC, a charter carrier, from 2001 to 2003. In May 2003, Patriot Air, LLC filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and was subsequently liquidated in February of 2004. General Goh holds a BA from the National University of Singapore.  He was designated to be appointed to the Board of Directors by Sponsor pursuant to the Stockholders Agreement.

Robert M. Hoyt is the managing director of Crestview Capital Master, LLC, a privately held equity investment fund, where he has served since August of 2003.  Dr. Hoyt was formerly a founder of Jennison Associates LLC, a company that assesses and rates other businesses on the strength of their business model and management (2001 through August 2003) and senior vice president of Pentacon, Inc., a company engaged in supply management for original equipment manufacturers (March 1998 through April 2001). Dr. Hoyt also served as a psychologist on the faculty of the Mount Sinai Medical School.  Dr. Hoyt received his masters degree from Northwestern University and his Ph.D in clinical psychology from Yeshiva University.  He created the Joseph Hoyt Foundation, an organization focused on issues in the American education system, and is on the boards of both Sarah Lawrence College in New York and Francis W. Parker School in Chicago.

Kenneth Z. Scott is President of Railhead Energy Company, an independent oil and gas exploration and production company, and is actively engaged in a variety of other investments.  From 1997 until 2002, Mr. Scott served as Executive Vice President of Perot Systems Energy Corporation in Europe, and prior to that time as a senior executive of Electronic Data Systems Corporation (NYSE: EDS).  Mr. Scott received both his BBA and MBA from Texas A&M University.  Mr. Scott also serves on the board of directors of National Coal Corp.

Henry W. Sullivan became chief executive officer and a director in connection with the change of control resulting from the Control Transaction.  Prior to becoming chief executive office and a director, Mr. Sullivan was the president of our subsidiary TieTek.  He became the president of TieTek upon its founding in February 2004.  In addition, Mr. Sullivan was the president and chief executive officer and a director of our company from January 1999 until his resignation in January 2004. Before joining our company, Mr. Sullivan was employed by Huntsman Chemical and Shell Oil Company in various positions, most recently as vice president of Shell Chemical Company. He currently serves as a director of the Sarkeys Energy Center at the University of Oklahoma. Mr. Sullivan holds a Bachelors degree in Chemical Engineering from Cooper Union, and Masters and Ph.D. degrees in Chemical Engineering from New York University.

Joseph W. Autem was elected the acting chief financial officer of our company on November 22, 2004 and has served as the chief financial officer of TieTek since July 2004.  He is the principal of Autem, LLC, a financial and management advisory firm that provides financial consulting services to companies on an interim basis. Mr. Autem has served as the chief financial officer of Onit Communications, Inc (March through June 2004), ASAP Companies (August through December 2002), and Engenium Corporation (January through May 2002).  From August of 1999 through December of 2001, Mr. Autem served as a principal with Texas Technology Partners, LP, and from January 1999 until July 1999 he served as the Chief Financial Officer of Luminant Worldwide Corporation. Mr. Autem serves as a director of Viewcast.com, Inc. (VCST.OB).  He earned a BS in accounting from Pittsburg State University in Pittsburg, Kansas.

Biographical Information for New Chief Financial Officer

Joe B. Dorman has been elected as Chief Financial Officer to replace Mr. Autem, the acting Chief Financial Officer, effective April 18, 2005.  Mr. Dorman, age 60, is both a certified public accountant and an attorney. He has been serving as local counsel for BancLeasing, Inc., a Michigan corporation, since 2001. From 1999 through 2001, he was chief financial officer and general counsel to the predecessor of BancLeasing, Inc., a Texas corporation. BancLeasing, Inc. specialized in establishing leasing programs for community banks. From 1998 to 1999, he was special counsel for Empire Funding Corp., a mortgage lender. He received his BBA in Accounting from the University of Oklahoma in 1967 and his JD from the University of Texas School of Law in 1972.

Audit Committee

The membership of the Audit Committee is designed to include a minimum of two directors, each of whom meets the NASDAQ’s independence standards and at least one of whom is an audit committee financial expert as defined by the SEC.  Currently, Mr. Scott is the only member of the audit committee and performs the responsibilities of the audit committee.  He does not meet the SEC definition of “financial expert”.  The Company is currently searching for qualified independent candidates for the Board who could serve on the audit committee and would qualify as a “financial expert”.

Stockholder Communication

Stockholders may communicate with directors by sending a written communication to the attention of the secretary of our company at our offices located at 14315 West Hardy Road, Houston, Texas 77060.  All communication will be forwarded directly to the intended recipients.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC.  The Company believes that during the year ended December 31, 2004 all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

Our board of directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

ITEM 10.  EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the most highly compensated executive officers of the Company who earned in excess of $100,000 (the “Named Officers”), for the fiscal years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation					Long-Term Compensation Awards			All Other Compensation ($)(1)
		Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs (#)

Henry W. Sullivan	2004	182,769		11,000		—	—		—	8,157
President and Chief Executive	2003	176,000		—		—	—		—	3,579
Officer(2)	2002	176,990		—		—	—		—	4,555

Kevin C. Maddox	2004	911,538	(5)	—		—	—		—	14,769
Former President and Chief	2003	—		400,000	(4)	—	590,000	(4)	—	59
Executive Officer (3)	2002	—		—		—	123,000	(4)	—	164

(1)  Represents life insurance premiums paid by us on policies on the executives’ lives and matching contributions to the 401(k) plan.

(2)  Mr. Sullivan served as President and Chief Executive Officer until January 2004, and was re-elected to that position in November 2004

(3)  Mr. Maddox served as Chief Financial Officer from January 2002 until January 2004, and as Chief Executive Officer from January 2004 until November 2004.

(4)  In 2003, Mr. Maddox was issued 1,000,000 shares of Preferred Stock valued at $590,000 in lieu of compensation and received a $400,000 bonus payable in cash for his services rendered as Chief Financial Officer.  In 2002 Mr. Maddox was issued 300,026 shares of common stock valued at $123,000 in lieu of compensation for his services as Chief Financial Officer.

(5)  In 2004, Mr. Maddox was paid $1,361,538 in compensation, and reimbursed $450,000 to the Company on November 12, 2004, as a condition to the effectiveness of the Stock Purchase Agreement.

No stock options or stock appreciation rights were granted or exercised during 2002, 2003 or 2004 to any of the Named Officers.

The following table sets forth for the Named Officers information regarding stock options exercised by such officer during the 2004 fiscal year, together with the number and value of stock options held at 2004 fiscal year-end, each on an aggregated basis.

Aggregated Option Exercises in the 2004 Fiscal Year
and Fiscal Year-End Option Value

Name	No. of Shares Acquired on Exercise	Value Realized ($)	No. of Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/Unexercisable (1)
Henry W. Sullivan	—	—	552,222/0	$0/$0
	—	—	—	—

(1)                                  The last sales price of the Company’s Common Stock as reported on the NASDAQ SmallCap Market on December 31, 2004 was $.71, which was lower than the exercise price of the options.

Directors’ Compensation

In 2004, directors of the Company who were not also employees received cash compensation of $3,000 per quarter, except for the Chairman of the Board who received $5,000 per quarter and the Chairman of the Audit Committee who received $10,000 per quarter.  The current directors receive no compensation for their services as director, although the board is considering adopting a compensation plan for directors.  See  Item 11 for stock options previously granted to directors.

Equity Compensation Plans

The 1999 Stock Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under the Plan. The following table contains information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

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

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 1, 2005 certain information with respect to the beneficial ownership of the Company’s Common Stock, Series AA Preferred Stock and Series CC Preferred Stock (collectively, the “Preferred Stock”) by (i) any person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, (ii) each of the Named Officers; (iii) each director; and (iv) all current directors and executive officers as a group.  Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the footnotes following the table.

As of April 1, 2005, there were 70,401,939 shares of Common Stock and 54,614 shares of Preferred Stock outstanding.  Each share of Series AA Preferred Stock is convertible into 925.93, and each share of Series CC Preferred Stock is convertible into 925.926, shares of Common Stock at any time at the option of the holder.  The Series AA Preferred Stock is nonvoting, but the Series CC Preferred Stock has voting rights equal to the Common Stock on an as-converted basis, subject to the limitations on conversion described below.

The number and percentage of shares beneficially owned has been calculated pursuant to Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under this rule, beneficial ownership includes any shares as to which each selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days.  For purposes of determining beneficial ownership in this table, all the shares underlying the Preferred Stock and exercisable warrants have been included, although the Series CC Preferred Stock and certain warrants contain limitations on their conversion if such conversion would result in the holder becoming the beneficial owner of more than 4.99% of the Common Stock.  A holder may waive this limitation on the number of shares held by it if it provides at least 61 days prior notice of its waiver to the Company. Sponsor and its transferees have waived this limitation on all of the Series CC Preferred Stock issuable to them.

Each of the entities listed below as owning 5% or more of the Company’s stock, and certain other parties, entered into the Voting Agreement with respect to their shares. See Item 11 -  “Voting Agreements and Change in Control”.   Although such parties may be deemed to be a “group” for purposes of Section 13(d)(3) of the Exchange Act  because of the Voting Agreement, each of the parties disclaims the existence and membership in a “group” and disclaims beneficial ownership of shares of Common Stock beneficially owned by the other parties.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares	Percentage of Class	Amount and Nature of Beneficial Ownership of Preferred Shares	Percentage of Class

Sponsor Investments, LLC (1) Two Lincoln Centre 5420 LBJ Freeway, Suite 1450 Dallas, Texas 75240	44,160,189	38.55%	47,693	74.79%

Herakles Investments, Inc. (1) (2) 5949 Sherry Lane, Suite 1900 Dallas, Texas 75225	36,610,188	34.21%	39,539	62.00%

Big Bend XI Investments, Ltd. (3) 3401 Armstrong Avenue Dallas, Texas 75205	20,011,917	27.59%	2,289	3.59%

Crestview Capital Master, LLC (4) Crestview Warrant Fund, L.P. C/o Crestview Capital Funds 95 Revere Drive, Suite A Northbrook, Illinois 60062	21,856,094	27.00%	7,790	12.22%

Midsummer Investments, Ltd. (5) C/o Midsummer Capital, LLC 485 Madison Avenue, 23rd Floor New York, New York 10022	11,383,984	15.03%	4,000	6.27%

Astraea Investment Management, L.P. (1) (6) Two Lincoln Centre 5420 LBJ Freeway, Suite 1450 Dallas, Texas 75240	6,050,000	7.91%	6,534	10.25%

Henry W. Sullivan(7) 14315 West Hardy Road Houston, Texas 77060	1,648,824	2.32%	0	—

General Goh Yong Siang(8) Two Lincoln Center, Suite 1450 5420 LBJ Freeway Dallas, Texas 75240	300,000	*	3,240	*

Kenneth Z. Scott 17121 Club Hill Drive Dallas, Texas 75248	0	—	0	—

Robert M. Hoyt(9) 1953 North Howe Street Chicago, Illinois 60614	0	—	0	—

Kevin C. Maddox 8 Saddlewood Estates Houston, Texas 77024	0	—	0	—

All officers and directors as a group (4 persons) (7) (8) (9)	1,948,824	2.75%	3,240		*

(1) Consists of (a) 43,114 shares of Series CC Preferred Stock, convertible into 39,920,374 shares of Common Stock, and (b) warrants to purchase 4,579 shares of Series CC Preferred Stock, which preferred stock is convertible into 4,239,815 shares of Common Stock. The Shares of Series CC are owned 36,105 by Herakles, 5,389 by Astraea  and 1,620 by the Sponsor Purchasers.  The warrants to purchase Series CC Preferred Stock are owned 3,434 by Herakles and 1,145 by Astraea. Sponsor is owned by Sammons Enterprises, Inc. through its wholly owned subsidiary, Herakles, and by Astraea, who may be deemed to beneficially own the shares that they have authority to vote.

(2) Consists of (a) 36,105 shares of Series CC Preferred Stock, convertible into 33,430,558 shares of Common Stock, and (b) warrants to purchase 3,434 shares of Series CC Preferred Stock, which preferred stock is convertible into 3,179,630 shares of Common Stock.

(3) Consists of 17,892,473 shares of Common Stock and warrants to purchase 2,289 shares of Series CC Preferred Stock, which preferred stock is convertible into 2,119,444 shares of Common Stock. The General Partner of Big Bend XI Investments, Ltd. (“Big Bend”) is 2M Companies, Inc., a Delaware corporation controlled by Morton H. Meyerson, who holds the power to vote or dispose of the shares beneficially owned by Big Bend.

 (4)  Consists of warrants to purchase 1,859,994 shares of Common Stock owned by Crestview Warrant and the following securities owned by Crestview: (a) 9,457,385 shares of Common Stock, (b) warrants to purchase 3,325,752 shares of Common Stock, (c) 5,500 shares of Series CC Preferred Stock convertible into 5,092,593 shares of Common Stock and (c) warrants to purchase 2,290 shares of Series CC Preferred Stock, which preferred stock is convertible into 2,120,370 shares of Common Stock. Crestview Capital Partners, LLC controls Crestview. The power to vote or dispose of the shares beneficially owned by Crestview is shared by Stewart Flink, Richard Levy, Robert Hoyt and Daniel Warsh. Steven J. Halpern has the sole power to vote or dispose of the shares beneficially owned by Crestview Warrant, but he disclaims beneficial ownership of such shares.

(5) Consists of (a) 6,044,120 shares of Common Stock, (b) 4,000 shares of Series CC Preferred Stock convertible into 3,703,704 shares of Common Stock, and (c) warrants to purchase 1,636,160 shares of Common Stock. Midsummer Capital, LLC, as the investment advisor to Midsummer, may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of Common Stock held by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of Common Stock, and neither person has any legal right to maintain such delegated authority.

(6) Consists of (a) 5,389 shares of Series CC Preferred Stock, convertible into 4,989,815 shares of Common Stock, and (b) warrants to purchase 1,145 shares of Series CC Preferred Stock, which preferred stock is convertible into 1,060,185 shares of Common Stock.

(7) Includes 114,035 shares held directly, 53,222 shares held indirectly through a 401(K) plan, 905,815 shares held by a trust of which Mr. Sullivan serves as trustee, 23,530 shares underlying warrants and 552,222 shares underlying stock options.

(8) Consists of 32,400 shares of Series CC Preferred Stock, convertible into 300,000 shares of Common Stock.

(9)  Mr. Hoyt is the managing director of Crestview Capital Master, LLC and in such capacity may be deemed to beneficially own the shares owned by Crestview and Crestview Warrant.

* Indicates less than 1% ownership.

Voting Agreements and Change in Control

On February 22, 2005, Sponsor, Herakles, Astraea and the Sponsor Purchasers granted Sponsor an irrevocable proxy under the Voting Agreement to vote their respective shares of the Company’s voting stock on all matters, but retained sole dispositive power over their shares.  The obligation of each party under the Voting Agreement terminates upon the earlier of February 22, 2015 or the sale by such party of the shares of the Company’s voting stock subject to the Voting Agreement.  See Item 1 – “Changes in Control”.

In addition, Sponsor entered into the Stockholders Agreement in which all parties agreed to vote all of the shares of the Company’s voting stock to which they respectively control the voting power in favor of the election of two nominees designated by the Purchasers, two nominees designed by Sponsor, and one nominee designated by Sponsor and Big Bend.  This obligation to vote terminates on May 31, 2005.  Upon the termination of the Stockholders Agreement on May 31, 2005, Sponsor and the Purchasers may no longer be considered a “group” for purposes of Section 13(d)(3) of the Exchange Act.  See Item 1 – “Changes in Control”.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Exchange Agreement the Company agreed to pay Sponsor’s costs and expenses, including reasonable legal fees and third party due diligence costs, incurred in connection with the negotiation, execution and consummation of the Sponsor Transaction. The Company will pay approximately $196,000 to Sponsor for such costs.  The Company also paid: $50,000 to Kevin Maddox to cover his legal fees in connection with the Stock Purchase Agreement and the Exchange Agreement, and $137,443 to Crestview to cover its legal fees and due diligence expenses incurred in connection with the Stock Purchase Agreement.

For the year ended December 31, 2004, TieTek will pay $170,800 to Sponsor and its affiliates for services rendered to TieTek for consulting services related to TieTek’s human resources, technical and marketing needs.

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus, and in February 2004 the Company entered into the Construction Loan for up to $14,000,000, all of which has been drawn. The Construction Loan has a 10 year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. Sponsor had the Sponsor Option to acquire 49.9% of Tie Tek and controlled a majority of the Board of Managers of TieTek. Pursuant to the Exchange Agreement, the Company issued the Exchange Securities to Sponsor in exchange for Sponsor’s interest in TieTek, and TieTek became a wholly owned subsidiary of the Company. The Construction Loan remains in place.  See Item 1 – “Changes in Control” and Item 6 -  “Liquidity and Capital Resources – Capital Raising Activities”.

On February 11, 2004, as part of the Construction Loan, the Company executed the Royalty Agreement with the Royalty Holders. Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, issued 500,000 shares of Common Stock and agreed to pay a 1.25% royalty on net revenue through 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. Mr. Sullivan, the President, Chief Executive Officer and a director of the Company is a principal of each of the Royalty Holders.   See Item 1 – “Recent Developments – Restructuring of Payments to Royalty Holders”.

On February 5, 2004, the Company issued 1,056,538 shares of Common Stock to Avalanche pursuant to antidilution of provisions a Securities Purchase Agreement dated October 2, 2001, which was terminated in the Control Transaction. Maddox, the then Chief Executive Officer of the Company, is the President and majority stockholder of Avalanche and Mathias, the then Chairman of the Board of the Company, is also an officer and stockholder of Avalanche.

In July 2003, the Company issued, subject to stockholder approval, 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock to Avalanche in exchange for 408,000 shares of common stock in GPEC. The GPEC stock was recorded at the original cost of $0.50 per share or $204,000 as this transaction was with a controlling entity.

During 2003, the Company issued to Maddox, the Chief Financial Officer of the Company during 2003, 300,026 shares of Common Stock to compensate him for the services he had performed as chief financial officer in 2002 and 1,000,000 shares of preferred stock in lieu of compensation for 2003. The shares of Common Stock were valued at $0.41, the calculated value of the restricted stock grant at the date of grant. The Company recorded compensation expense of $123,000 as the fair market value of the Common Stock on the date of grant. The shares of preferred stock were valued at $0.59 per share, which was the price of the Common Stock at the end of 2002. The Company recognized compensation expense of $590,000 in 2003 related to that issuance. In addition, in 2002 the Company reimbursed Maddox for out-of-pocket expenses incurred on the Company’s behalf in connection with a private placement of Company securities by issuing him an additional 23,000 shares of Common Stock. The number of shares issued in reimbursement of expenses was based on a private placement price of $0.60 per share. The stockholders ratified the issuance to Maddox of the 300,026 shares of Common Stock and 1,000,000 shares of preferred stock as compensation to him for services rendered in 2002 and to be rendered in 2003 at the Annual Meeting of Stockholders in 2003.

On December 31, 2002, the Company issued a $2,000,000 convertible note, and a warrant to purchase 2,000,000 shares of Common Stock, to Avalanche for proceeds of $2,000,000. The note bore interest at 10% of the outstanding balance payable monthly, and was secured by a pledge of substantially all the assets of the Company. The note was paid in full on February 16, 2004. The warrant for the purchase of 2,000,000 shares of Common Stock was issued at an exercise price of $0.60 per share, and is exercisable through December 31, 2008.  Effective November 12, 2004, this warrant was sold to the Purchasers under the Stock Purchase Agreement.

ITEM 13.  EXHIBITS

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.7	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.7 to the Company’s Form 10QSB for the quarter ended September 30, 2004

3.8	Certificate of Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 22, 2005.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Filed herewith

9.1

Stockholders Agreement among Big Bend XI Investments, Ltd., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 22, 2005

10.1	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.3	Purchase Agreement for Marshall Facility	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.4	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.5	Regulations for TieTek LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

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

Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.8	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.9	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.10	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.11	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.12	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.13

Registration Rights Agreement among the Company, Big Bend XI Investments, Ltd., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005

Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 22, 2005

10.14	Extension letter from Opus 5949 LLC dated April 6, 2005.	Filed herewith

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joseph W. Autem, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32

Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Joseph W. Autem, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For each of the last two fiscal years, the Company incurred aggregate professional fees from its previous auditors, Mann Frankfort Stein & Lipp CPAs, LLP (“Mann Frankfort”), in the amount of $49,470 and $77,873, and to its current auditors, Ham Langston & Brezina, LLP (“HLB”), in the amount of $142,129.

Audit-Related Fees. The Company incurred fees for assurance and services that are reasonably related to the performance of the audit or review of the Company’s financial statements of $71,557 to Mann Frankfort in 2003 and of $83,000 to HLB in 2004.

Tax Fees. The Company incurred fees for tax compliance, tax advice and tax planning, composed principally of tax preparation services, of $6,116 in 2003 to Mann Frankfort, and $13,850 in 2004 to HLB.

All Other Fees. For each of the last two fiscal years, the Company incurred additional fees for SEC filings provided by Mann Frankfort of $49,470 and by HLB of $45,279.

The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of Mann Frankfort and HLB as the Company’s principal independent accounting firms. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/S/ HENRY W. SULLIVAN
Henry W. Sullivan Chief Executive Officer

	By:	/s/ JOSEPH W. AUTEM
Joseph W. Autem Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HENRY W. SULLIVAN	Chief Executive Officer and Director	April 15, 2005
Henry W. Sullivan

/s/ KENNETH Z. SCOTT	Director	April 15, 2005
Kenneth Z. Scott

Robert M. Hoyt	Director	April 15, 2005

/ s/ GOH YONG SIANG
Goh Yong Siang	Director	April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has debt service and working capital requirements for the upcoming year that reach beyond its current available cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HAM LANGSTON & BREZINA, LLP

Houston, Texas

April 15, 2005

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$7,774,990	$3,236,340
Accounts receivable, net of allowance of $0 and $30,000, respectively	395,255	57,050
Inventories	1,087,323	270,322
Prepaid expenses and other	203,557	127,884
Total Current Assets	9,461,125	3,691,596
Property and equipment, net	9,789,950	2,277,333
Marshall plant under construction	1,858,450	3,867,956
Other Assets:
Patents and purchased technologies, less accumulated amortization of $828,190 and $739,346 respectively	1,149,544	1,135,764
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	426,644	22,596
Total Other Assets	3,291,546	2,873,718
Total Assets	$24,401,071	$12,710,603
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,465,719	$1,622,734
Accrued expenses	805,344	261,764
Accrued interest	427,000	87,700
Accrued compensation	—	400,000
Debt to Opus 5949 LLC – current portion	1,050,000	—
Note payable to a related party	—	2,000,000
Note payable – insurance	121,473	—
Total Current Liabilities	3,869,536	4,372,198

Debt to Opus 5949 LLC	12,950,000	2,100,000
Series AA convertible preferred stock	6,651,250	—
Total Liabilities	23,470,786	6,472,198
Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, Series BB, $1.00 stated value, 20,000,000 shares authorized; 2,500 and 0 shares issued and outstanding, respectively	2,400,000	—
Common Stock, $.001 par value, 150,000,000 shares authorized; 70,401,931 and 64,229,520 shares issued and outstanding, respectively	70,401	64,229
Additional paid-in capital	72,018,279	69,099,101
Subscription receivable	—	(1,002,100)
Accumulated deficit	(73,558,395)	(61,922,825)
Total Stockholders’ Equity	930,285	6,238,405

Total Liabilities and Stockholders’ Equity	$24,401,071	$12,710,603

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003

Sales	$3,347,995	$2,570,759
Cost of goods sold (exclusive of depreciation shown below)	6,629,438	4,558,974
Gross Loss	(3,281,443)	(1,988,215)
Selling, general and administrative expenses	5,041,529	2,369,502
Litigation expenses associated with lawsuit settlements	934,837	1,351,588
Royalty Settlement	750,000	—
Deprecation and Amortization	804,010	293,435
Operating Loss	(10,811,819)	(6,002,740)
Other Income (Expense):
Interest income	91,580	5,461
Interest expense	(925,755)	(657,341)
Other	10,424	70,178
Total Other (Expense)	(823,751)	(581,702)
Net Loss	(11,635,570)	(6,584,442)
Preferred Stock Dividend	(195,750)	—
Benefit on induced conversion of preferred stock	(1,666,667)	10,356,775
Net Income (Loss) Available to Common Stockholders	$(13,497,987)	$3,772,333
Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$(0.20)	$0.09
Net Income (Loss) Per Common Share – diluted	$(0.20)	$0.07
Weighted Average Number of Common Shares Outstanding – basic	68,380,044	43,319,509
Weighted Average Number of Common Shares Outstanding – diluted	68,380,044	52,250,403

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Subscription Receivable	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	14,131,942	$21,258,120	39,786,391	$39,786	$38,951,445	$(55,338,383)	$—	$4,910,968
Issuance of preferred stock for compensation	1,000,000	590,000	—	—	—	—	—	590,000
Conversion of preferred stock to common stock	(7,665,299)	(10,616,345)	7,665,299	7,665	10,608,680	—	—	—
Purchase of preferred stock	(7,466,643)	(11,231,775)	—	—	10,356,775	—	—	(875,000)
Sales of common stock	—	—	10,334,935	10,335	5,667,894	—	(2,100)	5,676,129
Issuance of common stock for equity raising activities	—	—	203,455	204	(204)	—	—	—
Issuance of common stock due to dilution agreement	—	—	864,440	864	123,136	—	—	124,000
Issuance of common stock for legal services rendered on BACI litigations	—	—	1,100,000	1,100	1,142,900	—	—	1,144,000
Issuance of common stock for consulting services	—	—	25,000	25	18,725	—	—	18,750
Issuance of common stock for accrued compensation	—	—	50,000	50	29,950	—	—	30,000
Issuance of common stock for option exercise	—	—	2,500,000	2,500	1,997,500	—	(1,000,000)	1,000,000
Issuance of common stock for investment in unconsolidated affiliate	—	—	1,700,000	1,700	202,300	—	—	204,000
Net Loss	—	—	—	—	—	(6,584,442)	—	(6,584,442)
Balance, December 31, 2003	—	$—	64,229,520	$64,229	$69,099,101	$(61,922,825)	$(1,002,100)	$6,238,405
Common stock subscription payment from stockholder	—	—	—	—	—	—	1,000,000	1,000,000
Common stock offering cost paid during year	—	—	—	—	(311,551)	—	—	(311,551)
Issuance of warrants for compensation	—	—	—	—	45,000	—	—	45,000
Issuance of common stock for royalty agreement	—	—	500,000	500	499,500	—	—	500,000
Issuance of common stock to settle litigation matters	—	—	1,024,620	1,025	960,063	—	—	961,088
Cancellation of stockholder’s subscription receivable	—	—	—	—	(2,100)	—	2,100	—
Exercise of warrants for preferred stock	2,500	2,400,000	—	—	—	—	—	2,400,000
Issuance of common stock due to dilution agreement	—	—	1,423,204	1,423	(1,423)	—	—	—

Issuance of common stock for consulting services	—	—	34,816	34	25,966	—	—	26,000

Exercise of warrants for common stock	—	—	3,189,771	3,190	1,899,473	—	—	1,902,663

Net Loss	—	—	—	—	—	(11,635,570)	—	(11,635,570)
Dividends paid on preferred stock	—	—	—	—	(195,750)	—	—	(195,750)
Balance, December 31, 2004	2,500	$2,400,000	70,401,931	$70,401	$72,018,279	$(73,558,395)	$—	$930,285

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003

Cash flows from operating activities:
Net loss	$(11,635,570)	$(6,584,442)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	804,010	293,435
Issuance of Common Stock to royalty holder	500,000	—
Issuance of Common Stock to settle litigation	859,838	—
Issuance of Common Stock warrants for compensation	45,000	—
Bad debt expense	—	30,000
Issuance of Common Stock for consulting services	26,000	18,750
Issuance of common stock for accrued compensation	—	30,000
Compensation related to option issuance	—	500,000
Issuance of preferred stock as compensation	—	590,000
Issuance of common stock for legal services	—	1,144,000
Deemed interest on convertible notes payable	—	262,000
Interest expense recognized for beneficial conversion of notes payable	—	124,000
Changes in assets and liabilities:
Accounts receivable	(338,205)	27,754
Inventories	(817,001)	36,873
Prepaid expenses and other current assets	(108,246)	(38,249)
Accounts payable and accrued expenses	325,865	1,432,216
Net cash used in operating activities	(10,338,309)	(2,133,663)
Cash flows from investing activities:
Payments relating to patents and other assets	(136,642)	(82,138)
Purchase of property and equipment	(1,224,297)	(479,616)
Purchase of Marshall property and equipment	(4,959,962)	(3,867,956)
Net cash used in investing activities	(6,320,901)	(4,429,710)
Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,902,663	6,146,128
Proceeds from stock subscriptions	1,000,000	—
Net proceeds from note payable - Insurance	121,473	—
Advances (payment) on note payable	(2,000,000)	—
Proceeds from Debt	11,900,000	2,100,000
Debt Offering Cost	(371,475)	—
Offering Cost for Common Stock	(311,551)	—
Dividends on Preferred Stock	(94,500)	—
Sale of Preferred Stock	9,500,000	—
Offering Cost for Preferred Stock	(448,750)	—
Purchase of preferred stock	—	(875,000)
Net cash provided by financing activities	21,197,860	7,371,128
Net increase in cash and cash equivalents	4,538,650	807,755
Cash and cash equivalents, beginning of year	3,236,340	2,428,585
Cash and cash equivalents, end of year	$7,774,990	$3,236,340

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”), and its subsidiary TieTek. Its principal customer is Union Pacific Railroad (“Union Pacific”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, the Company entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six year period.  As of December 31, 2004, TieTek had sold over 146,000 crossties to Union Pacific, 96,185 under the December 2002 agreement.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents -The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Expenditures for normal repairs and maintenance are charged to expense as incurred. Fixed assets are depreciated by the straight-line method for financial reporting purposes over their estimated useful lives, ranging as follows:

Buildings	25 to 40 years
Machinery and equipment	10 to 15 years
Furniture, fixtures and other	3 to 10 years

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

Patents - Patents are stated at cost, less accumulated amortization. Patent costs are amortized by the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $88,846 and $103,562 for the years ended December 31, 2004 and 2003, respectively.

Goodwill - The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At December 31, 2004, the net goodwill balance is attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included estimates of discounted future earnings, future growth rates and current market capitalization adjusted for thin trading volume. Based upon these impairment tests performed upon adoption of SFAS No. 142, the Company determined that fair value exceeds the current carrying value included in the financial statements, and accordingly, no impairment adjustment was recorded to goodwill.

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

Income (Loss) Per Common Share - The Company provides basic and dilutive loss per common share available to common stockholders information for each year presented. The basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share available to common stockholders.

Revenue Recognition— The Company recognizes revenue when finished products are shipped except for products sold to Union Pacific. The Company bills Union Pacific and recognizes revenue upon completion of certain production volumes of ties made to specification and payment is made within 15 days of billing. At Union Pacific’s request, the Company has agreed to store as many as 20,000 Union Pacific ties at its facility for up to six months. Each Union Pacific tie is segregated, branded and ready for delivery and the risk of loss has been transferred to Union Pacific. Cost incurred by the Company for shipping and handling of finished products are classified as cost of goods sold.

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

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	December 31,
	2004	2003
Net income (loss) available to common stockholders:
As reported	$(13,497,987)	$3,772,333
Total stock-based employee compensation expense, net of related tax effect	(97,228)	(163,403)
Pro forma	$(13,595,215)	$3,608,930
Income (loss) per share available to common stockholders:
As reported, basic	$(0.20)	$0.09
As reported, diluted	$(0.20)	$0.07
Pro forma, basic	$(0.20)	$0.08
Pro forma, diluted	$(0.20)	$0.07

Fair Market Value of Financial Instruments - The Company’s financial instruments include notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risks and terms.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers and temporary cash investments at December 31, 2004. The Company does not require collateral from its customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. See Note 13 for major customers. All cash investments are investment grade. The Company maintains cash in bank accounts which at times exceed federally insured limits. The Company monitors its cash balances and has experienced no losses on these accounts.

Defined Debt Costs- As of December 31, 2004, capitalized debt issuance costs related to the debt to OPUS 5949 LLC (See Note 5) were included in other assets and are being amortized into interest expense over the term of the debt. Capitalized costs for the year ended December 31, 2004 were $371,475 with accumulated amortization of $34,016.

Recently Issued Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest, the equity investors have voting rights that are not proportionate to their economic interests or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46R applies to small business issuers no later than the end of the first reporting period after December 15, 2004. NATK adopted the provisions of FIN No. 46R in the first quarter of 2004. As of December 31, 2003, the Company did not have any variable interest entities that must be consolidated. As of December 31, 2004, as a result of the Construction Loan Agreement, TieTek was accounted for as a variable interest entity because the risk of loss principally resided with NATK (see Note 5). On February 22, 2005, TieTek became a wholly owned subsidiary of NATK and will no longer be accounted for as a variable interest entity (See Note 14).

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires issuers to classify certain financial instruments as liabilities (or assets in some circumstances). SFAS No. 150 covers certain financial instruments that embody an obligation that the issuer can or must settle by issuing its own equity shares and instruments that require the issuing company to buy back all or some of its shares in exchange for cash or other assets. The new standard also requires disclosures about alternative ways to settle the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the new standard beginning in the third quarter of fiscal 2003, and it did not have a material effect on the Company’s consolidated results of operations, financial position, or cash flows as of December 31, 2003. The mandatory redemption provision contained in the Preferred Stock transaction closed on March 8, 2004 will require the Series AA Preferred Stock (“Series AA”) to be recorded as a long-term liability at December 31, 2004.  However, 6,750 of the 7,000 shares of Series AA issued in 2004 were exchanged for Series CC Preferred Stock (“Series CC”) on February 22, 2005. The Series CC will be treated as equity (See Note 14).

In November 2004, the FASB issued SFAS No.151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on the financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value on the awards grant date, based on the estimated number of awards that are expected to vest. Companies are to select from two transition methods. The Company is currently evaluating the two transition methods for adopting SFAS No. 123R. SFAS No. 123R is effective for the Company for interim and annual periods beginning after December 15, 2005. The Company’s existing pro-forma disclosure included above under Stock options presents the approximate impact of SFAS No. 123R had it been adopted in the periods presented.

NOTE 2- GOING CONCERN

In recent years the Company has incurred losses from operations and has an accumulated deficit of ($73,558,395) as of December 31, 2004.  The Company has negative cash flows from operations of ($10,338,309) and ($2,133,663) for the years ended December 31, 2004 and 2003 respectively.  In addition, debt service and working capital requirements for the upcoming year reach beyond current cash balances.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

•                  In the near term, Management plans to attempt to restructure its existing debt.

•                  Management also plans to raise additional amounts of capital and add production lines to its Marshall, Texas facility.

There can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.  The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	December 31,
	2004	2003
Raw materials	$721,632	$104,772
Finished goods	365,691	165,550
Total	$1,087,323	$270,322

NOTE 4 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	December 31,
	2004	2003

Machinery and equipment	$8,527,782	$2,811,934
Building and land	2,271,842	—
Furniture, fixtures and other	293,321	87,246
Total property and equipment	11,092,945	2,899,180
Less accumulated depreciation	(1,302,995)	(621,847)
Total property and equipment, net	$9,789,950	$2,277,333

For the years ended December 31, 2004 and 2003, depreciation expense totaled $681,148 and $189,873, respectively. Total property and equipment under construction for the Company’s Marshall plant was $1,858,450 and $3,867,956 at December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004 the company capitalized $273,184 of interest associated with the credit facility as such amounts were incurred in conjunction with the construction of the two production lines in Marshall, Texas.

NOTE 5 – DEBT TO OPUS 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 the Company entered into a new loan agreement with Opus for up to $14,000,000 (“Construction Loan”), all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. The interest rate has increased subsequent to year end to prime plus 700 basis points in accordance with the terms of the note.  Principal payments are due starting April 1, 2005 for $350,000 per quarter, thus the current portion of this note is $1,050,000 and payments of $1,400,000 per year are due through 2015 and $350,000 is due in year 2016.  In order to conserve its cash resources, the Company did not pay the payment of $350,000 in principal plus interest due on April 1, 2005.  The Company entered into a letter agreement with Opus that extended the due date of such payment to May 1, 2005 and waived any resultant defaults.

NOTE 6 – NOTE PAYABLE TO A RELATED PARTY

On December 31, 2002, the Company entered into a $2,000,000 note payable bearing an interest rate of 10% that was convertible into 3,333,333 shares of Common Stock and issued a warrant to purchase 2,000,000 shares of its Common Stock to Avalanche Resources, Ltd. (“Avalanche”), its largest stockholder. The outstanding balance as of December 31, 2003 was due on March 1, 2004. The Company retired the debt and accrued interest on February 16, 2004. The warrant, which is exercisable at a price of $0.60 per share through December 31, 2008, was transferred to the new investors under the Stock Purchase Agreement with Avalanche on November 8, 2004 (See Note 14).  The Company had recorded a debt discount on the convertible note agreement, warrant issued and an embedded beneficial conversion feature in the amount of $262,000, as of December 31, 2002. Such amount was expensed during 2003.

NOTE 7 – RELATED PARTY TRANSACTIONS

See Note 5 for a description of the Construction Loan with Opus and Note 6 for a description of the note payable to Avalanche, each of which is a related party transaction.

In connection with the Sponsor Transaction (See Note 14), the Company agreed to pay Sponsor’s costs and expenses, including reasonable legal fees and third party due diligence costs, incurred in connection with the negotiation, execution and consummation of the Sponsor Transaction.  The Company will pay approximately $196,000 to Sponsor for such costs.   The Company also paid $50,000 to Kevin Maddox to cover his legal fees in connection with the Stock Purchase Agreement and Exchange Agreement, and $137,443 to Crestview to cover its legal fees and due diligence expenses incurred in connection with the Stock Purchase Agreement.

During the year ended December 31, 2004, the Company will pay $170,800 to Sponsor and its affiliates for services rendered to TieTek for consulting services related to TieTek’s human resources and marketing needs.

On February 11, 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, issued 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue through 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. The Company’s Chief Executive Officer is a principal of the Royalty Holders.

In July 2003, the Company issued 1,700,000 shares of Common Stock and a one-year warrant to purchase 1,700,000 shares of Common Stock at $0.60 per share to Avalanche in exchange for 408,000 shares of Global Photonic Energy Corporation (“GPEC”), such amount representing 2.8% of the outstanding shares. GPEC is a private development-stage company whose principal business is the development of fuel cell and hydrogen production technology. The shares of GPEC were originally acquired by Avalanche at $0.50 per share, or $204,000, which is the asset carrying value on the Company’s balance sheet as this transaction is between entities under common control. Based on a private placement of units of GPEC common stock and warrants that were issued at $2.50 per share prior to the subscription and an evaluation of the GPEC technology, the board of directors and management of the Company believe the determination of the fair market value of the GPEC shares was reasonable.

During 2003, the Company issued to Mr. Maddox, its Chief Financial Officer, 300,026 shares of Common Stock for his services performed in 2002 and 1,000,000 shares of Preferred Stock for his services performed in 2003, recognizing non-cash compensation expense of $123,000 and $590,000, respectively, based on the fair market value of the stock on the date of grant.  In addition, a $400,000 bonus, payable in cash to Mr. Maddox, was recorded as compensation expense for 2003 services.  Mr. Maddox, who was later appointed the Chief Executive Officer, was also the majority stockholder of Avalanche.

On February 5, 2004, the Company issued 1,423,204 shares of Common Stock to Avalanche pursuant to the antidilution provisions of a Securities Purchase Agreement dated October 2, 2001 with the Company.  That Securities Purchase Agreement was terminated on February 22, 2005 (See Note 14).

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2002, the Company had issued 14,131,942 shares of its 5% Convertible Preferred Stock (“5% Preferred”) in exchange for the previously outstanding preferred stock. The 5% Preferred was non-cumulative, had a stated value of $1.00 per share and paid dividends at 5% of the stated value as and when such dividends were declared by the Board of Directors, as defined by the agreement. Each share of the 5% Preferred was convertible at the holder’s option into one share of Common Stock. The 5% Preferred had the same voting rights as the Common Stock and ranked senior to the common shares, including any declared and unpaid dividends and had a $1.00 per share liquidation preference.

During 2003:

•                  The Company issued 1,000,000 shares of Preferred Stock at $0.59 per share to the Chief Financial Officer as compensation for 2003. The Company recognized $590,000 in compensation expense for 2003, in connection with the transaction. These shares were subsequently converted into 1,000,000 shares of Common Stock.

•                  The Company settled certain legal matters which required the purchase and retirement of 7,466,643 shares of its 5% Preferred (see Note 11).

•                  The Company converted 6,665,299 of its 5% Preferred into 6,665,299 shares of Common Stock.

As of December 31, 2003, there were no issued or outstanding shares of Preferred Stock.

During 2004:

In March 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 for the purchase of 7,000 shares of Series AA and $2,500,000 for the purchase of 2,500 shares of Series BB Convertible Preferred Stock (“Series BB”).    The Company incurred $448,750 in offering costs and issued warrants to purchase 598,840 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions.

The Series AA has a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share.  The Series AA is convertible into Common Stock at $1.08 per share, has 6% dividends payable quarterly in cash or Common Stock and is mandatorily redeemable at the end of the fourth year.  The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days.  In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share.  Because the Series AA is mandatorily redeemable, the Company has classified such amount as a long-term liability.  Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized.  On February 22, 2005, 6,750 of the 7,000 shares of Series AA were exchanged for an equal number of shares of Series CC (See Note 14).

Dividends paid during the year ended December 31, 2004 related to the Series AA were $195,750. Of this amount $94,500 was paid in cash and the remaining $101,250 was paid through the issuance of 93,750 shares of stock. This issuance was part of the shares issued in connection with the Control Transaction discussed in Note 14.

The Series BB had a par value of $0.01 per share and a stated value and liquidation value of $1,000 per share.  The Series BB was convertible into Common Stock at $0.60 per share, was junior to the Series AA, had no dividends payable and was not mandatorily redeemable.  No warrants were issued in connection with the Series BB.  Because the Series BB was convertible into Common Stock at a price below the closing price on the date of issuance, a beneficial conversion amount of $1,666,667 was recognized at the date of issuance.  In conjunction with the issuance of the Series BB shares, the purchaser of the Series BB surrendered and canceled warrants to purchase 4,166,667 shares of Company’s Common Stock. On February 22, 2005, all of the 2,500 shares of Series BB were exchanged for 4,500 shares of Series CC (See Note 14).

Common Stock and Warrants

As of December 31, 2002, the Company had issued 39,786,391 shares of its Common Stock. In July 2003, the Company amended its Certificate of Incorporation to increase the authorized Common Stock from 75,000,000 shares to 150,000,000 shares.

During 2003:

•                  The Company issued 10,334,935 shares of Common Stock and 14,444,001 warrants to purchase Common Stock for total net proceeds of $5,676,129. The Company issued 203,455 shares of Common Stock and a warrant to purchase 65,000 shares of Common Stock for services related to raising capital at $0.60 per share. These services were valued at the fair value of the Common Stock at date of issuance.

•                  The Company issued 50,000 shares of Common Stock in lieu of compensation to its former chief executive officer at $0.60 per share or $30,000. These services were valued at the fair value of the Common Stock as of the date of issuance.

•                  The Company registered 2,500,000 shares of Common Stock and issued a one year option to purchase these shares at $0.60 per share and a warrant to purchase 208,334 shares of Common Stock to an individual under the terms of a Consulting and Marketing License Agreement. The individual exercised the option and purchased the shares of Common Stock for $500,000 and a subscription receivable totaling $1,000,000.  The subscription receivable was paid during 2004.

•                  The Company issued 1,100,000 shares of Common Stock for legal services associated with the BACI Lawsuit (see Note 11) that were valued at $1.04 per share or $1,144,000. The Company issued 25,000 shares of Common Stock that were valued at $0.75 per share or $18,750 for consulting services. These services were valued at the fair value of the Common Stock as of the date of issuance.

•                  The Company issued 1,700,000 shares of Common Stock and a warrant to purchase 1,700,000 shares of Common Stock at $0.60 per share to its largest stockholder in exchange for 408,000 shares of a privately-held development stage company valued at $204,000.

•                  The Company issued 7,665,299 shares of Common Stock upon conversion of 7,665,299 shares of 5% Preferred.

•                  On April 14, 2002, the Company entered into a Conversion Agreement with a former noteholder that was managed by a former Director. The conversion terms allowed the noteholder to convert its note into Preferred Stock at a lower price in the event the market price for the Company’s Common Stock fell below the $0.50 conversion price through December 31, 2003. Pursuant to this agreement, the Company issued an additional 453,292 shares of Preferred Stock and recorded additional debt conversion expense of $235,000 in 2002 and issued an additional 864,440 shares of Common Stock and recorded an additional debt conversion expense of $124,000 in 2003.

During 2004:

•                  The Company issued 3,189,771 shares of Common Stock upon the exercise of 3,189,771 warrants for net proceeds of $1,902,663.

•                  The Company issued 1,423,204 shares of Common Stock to Avalanche pursuant to certain anti-dilution provisions contained in the Securities Purchase Agreement dated October 2, 2001 between the Company and Avalanche (see Note 7).

•                  The Company issued 500,000 shares of Common Stock to the Royalty Holders upon the closing of the credit facility with Opus (see Note 7).

•                  The Company issued 724,620 shares of Common Stock to the holders of its Series AA to settle liquidated damages claims and in payment of dividends on those shares.  This transaction was valued at $1.08 per share, the negotiated settlement amount related to these claims.

•                  The Company issued 300,000 shares of Common Stock to a previous noteholder to settle potential litigation.  This transaction was valued at $0.60 per share.

•                  The Company issued 15,416 shares of its Common Stock, along with 15,416 warrants to purchase Common Stock at $0.60 per share, to outside consultants in lieu of compensation for their services.  These transactions were valued at $0.60 per share.

•                  The Company issued 19,400 shares of its Common Stock to outside consultants in lieu of compensation for their services.  These transactions were valued at the market value of the Common Stock at the date of issuance of the stock.

The warrants were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have an exercise price of between $0.50 and $3.85, and expire between 2005 and 2010   Of the 16,959,187 warrants outstanding as of December 31, 2004, 63.4% are held by the Company’s major investment group.  At December 31, 2004 the Company had Common Stock reserved for future issuance as follows:

Shares
Warrants outstanding	16,959,187
Stock options outstanding	958,333
Convertible Preferred Stock outstanding	10,648,144
Total	28,565,664

NOTE 9 - STOCK OPTIONS

The 1999 Stock Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of Company Common Stock, of which a maximum of 1,000,000 shares may be incentive stock options. The Company granted no options during 2003 or 2004 under the Plan. Outstanding at December 31, 2004 were options to purchase 958,333 shares of Company Common Stock.

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

2003
Dividend yield	0%
Expected volatility	96%
Risk free interest	3%
Expected lives	3 years

A summary of shares to be issued and weighted average exercise price related to stock options granted as of December 31, 2004 and 2003, and changes during the years ending on those dates is presented below:

	December 31, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,029,722	$2.94	1,223,055	$2.90
Granted	0	0.00	2,500,000	0.60
Exercised	0	0.00	(2,500,000)	0.60
Expired or forfeited	(71,389)	2.85	(193,333)	2.67
Outstanding at end of year	958,333	$2.95	1,029,722	$2.94
Options exercisable at year-end	958,333	$2.95	911,388	$3.18
Weighted average fair value of options granted during the year		$0.00		$0.60

The Company recorded non-cash compensation expense of $500,000 associated with the grant of an option to purchase 2,500,000 shares of Common Stock during 2003.

The following table summarizes information regarding stock options outstanding at December 31, 2004:

Exercise Price	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$1.10	335,000	6.41	$1.10	335,000	$1.10
1.25	210,000	5.94	1.25	210,000	1.25
1.44	12,500	5.39	1.44	12,500	1.44
2.75	90,000	5.08	2.75	90,000	2.75
3.00	52,500	4.31	3.00	52,500	3.00
4.50	122,221	1.94	4.50	122,221	4.50
9.00	136,112	1.50	9.00	136,112	9.00
$1.10—9.00	958,333	4.37	$2.95	958,333	$2.95

NOTE 10 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

	December 31,
	2004	2003
Deferred tax assets
Net operating loss carryforwards	$18,159,000	$13,596,000
Accrued bonus	—	136,000
Other	—	36,000
Gross deferred tax assets	18,159,000	13,768,000
Deferred tax liabilities
Property and equipment	(2,098,000)	(503,000)
Goodwill	(220,000)	(171,000)
Patents	(157,000)	(158,000)
Gross deferred tax liabilities	(2,475,000)	(832,000)
Net deferred tax asset	15,684,000	12,936,000
Valuation allowance	(15,684,000)	(12,936,000)
Net deferred tax assets	$—	$—

At December 31, 2004 and 2003, the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to loss before income taxes as follows:

	December 31,
	2004	2003
Computed tax benefit	34%	34%
Change in valuation allowance	(24)%	(31)%
Non-deductible compensation	—%	(2)%
Tax return to accrual adjustment	(4)%	—
Expiration of net operating loss and capital loss carryforwards	(1)%	(2)%
Other	(5)%	1%
Total	—	—%

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $53,000,000 which, if not utilized, will expire between 2005 and 2024. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the years ended December 31, 2001 and December 31, 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the years ended December 31, 2004 and 2003 totaled approximately $310,690 and $243,010, respectively.

During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek™ crossties. The lease expired in April 2004 and was renewed for a two-year period at a base rate of $14,319 per month. In addition to the base rental, the Company is required to reimburse the owner for all property taxes on the property.  Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

Amount
2005	$238,927
2006	103,294
2007	23,982
2008	8,641
2009	5,246
Total	$380,090

Litigation.  On June 2, 2003, the Company reached an agreed settlement and mutual release with certain of the defendants in the lawsuit initially filed on October 23, 2002 against certain directors and Bank of America Capital Investors (“BACI”). The suit, styled North American Technologies Group, Inc. v. Douglas C. Williamson, Travis Hain, Bank of America Capital Investors d/b/a/ of BA Capital Company, L.P., BA SBIC Management, L.L.C., and Bank of America Corporation, in the 333rd Judicial District Court of Harris County, Texas, No. 2002-54476 (the “BACI Lawsuit”), was seeking to recover an unspecified amount of actual and punitive damages from the defendants as a result of their alleged breaches of fiduciary duty. Settlement was reached with all defendants except for Mr. Williamson. Under the settlement, the Company purchased 7,466,643 shares of its 5% Convertible Preferred Stock from BACI for $875,000 cash and recognized a benefit on induced conversion of $10,356,775, resulting from the difference between the amount paid for the Preferred Stock ($11,231,775) and the purchase price ($875,000). This gain is only reflected in the calculation of net income available to common stockholders on the statements of operations. The Company incurred $207,588 of cash expenses and issued 1,100,000 shares of Common Stock valued at $1.04 per share for legal services associated with the BACI Lawsuit and recorded $1,351,588 of litigation expenses. Each of the parties to the BACI Lawsuit, except for Mr. Williamson, released one another from any claims that were or could have been made in the suit, and the BACI Lawsuit was dismissed with prejudice.

From time to time the Company may be involved in various legal actions arising in the normal course of business for which the company maintains insurance.  Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended December 31, 2004 and 2003, the Company paid interest totaling approximately $1,219,440 and $234,051, respectively.

During the year ended December 31, 2004, the Company had the following investing and financing non-cash transactions:

•                  Issued 500,000 shares of its Common Stock to the Royalty Holders upon signing the Royalty Agreement.

•                  Issued 1,024,620 shares of its Common Stock to settle litigation matters. These shares include 93,750 shares for payment of Series AA Preferred dividends, 630,870 for penalties and interest and 300,000 shares to a former noteholder in settlement of a claim.

•                  Issued 34,816 shares of its Common Stock and warrants to purchase 15,416 shares of Common Stock for consulting services rendered.

•                  Issued 1,423,204 shares of its Common Stock to Avalanche in satisfaction of its antidilution rights.

•                  Issued warrants to purchase 838,406 shares of its Common Stock for services related to raising capital.

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

NOTE 13 - MAJOR CUSTOMERS

For the years ended December 31, 2004 and 2003, the Company had sales to Union Pacific Railroad that represented 80% and 91% of total revenues, respectively. These sales were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties. As of December 31, 2004, approximately 900,000 crossties remain to be provided under the terms of the Union Pacific Railroad Agreement.

NOTE 14 – SUBSEQUENT EVENTS

On November 8, 2004, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Avalanche, Mr. Maddox and an investment group composed of Big Bend XI Investments, Ltd. (“Big Bend”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), HLT FFT, LLC (“HLT”), Richard Kiphart (“Kiphart”), Islandia, L.P. (“Islandia”) and Crestview Warrant Fund, L.P. (“Crestview Warrant” and, collectively with Big Bend, Crestview, Midsummer, HLT, Kiphart and Islandia, the “Purchasers”) in which Avalanche and Maddox agreed to sell all 34,338,246 shares of common stock of the Company and warrants to purchase 3,719,768 shares of Common Stock, owned by them to the Purchasers (the “Control Transaction”). The Purchasers paid an aggregate of $10,800,000 in cash (the “Proceeds”) to Avalanche and Maddox for these securities. The Control Transaction was closed on November 12, 2004 and resulted in a change of control of the Company.  In connection with the closing of the Control Transaction, Maddox waived any claim for severance payments from the Company in connection with his resignation as an officer and director of the Company, and delivered to the Company $450,000 of the Proceeds.

Contemporaneously with the execution of the Stock Purchase Agreement, and as a condition to the closing of the transactions contemplated thereby, Avalanche, Maddox and the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Sponsor in which Sponsor (the “Sponsor Transaction”) agreed to exchange (a) its option (the “Sponsor Option”) to acquire a 49.9% ownership interest in TieTek and (b) its Class B Membership interest in TieTek for 43,114 shares of Series CC of the Company and a warrant to purchase 9,158 shares of Series CC of the Company.  The 43,114 shares of Series CC are convertible into approximately 39,920,374 shares of Common Stock, and the 9,158 shares of Series CC purchasable upon exercise of the warrant are convertible into an estimated 8,479,630 shares of Common Stock. The Sponsor Transaction was closed on February 22, 2005. Assuming full conversion of all of the Company’s preferred stock currently outstanding, Sponsor would own approximately 33% of the total outstanding shares of Common Stock and a warrant to purchase a number of shares of preferred stock that are convertible into 33% of the shares of Common Stock subject to outstanding warrants. The consummation of the Sponsor Transaction resulted in a further change of control of the Company.

The Exchange Agreement materially changed the relationship of Sponsor, the Company and TieTek. Under the Regulations of TieTek adopted in February 2004 in connection with the Construction Loan, the Company’s wholly owned subsidiary, TTT, held the entire Class A membership interest (consisting of 1,000 units), and Sponsor held the entire Class B membership interest (consisting of a single unit), in TieTek. In addition, Sponsor had the Sponsor Option exercisable between February 5, 2006 and February 5, 2011for $5,000,000, subject to reduction for payments made to certain royalty holders. .. If Sponsor exercised the Sponsor Option, either Sponsor or the Company would have been able, within one year, to submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Sponsor also had the right to elect a majority of the Board of Managers of TieTek.

Upon the consummation of the Sponsor Transaction, TieTek became a wholly owned subsidiary of the Company and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated.

In connection with the Control Transaction, Crestview, Midsummer, Kiphart and Rooster, L.P. (the “Exchanging Holders”) agreed to exchange each share of Series AA held by it for one share, and each share of Series BB for 1.8 shares, of Series CC.  The aggregate number of shares of Common Stock issuable upon conversion of the shares of Series CC is the same as the number of shares of Common Stock issuable upon conversion of the Series AA and Series BB exchanged.  Each of the Exchanging Holders also released the Company from all claims arising out of the Company’s prior failure to pay (a) dividends on the Series AA and Series BB and (b) liquidated damages relating to the late registration under a registration rights agreement relating to such shares. In exchange for this release, the Company issued an aggregate of 724,620 shares of Common Stock to the Exchanging Holders. The Company also paid $75,000 to the holder of the remaining 250 shares of Series AA to settle its liquidated damages claim related to the late registration under the registration rights agreement.

Houston Plant Fire.  On April 8, 2005, an oil leak at the Company’s Houston facility resulted in a fire that caused damage to part of the plant’s electrical system. As a result, manufacturing operations have been temporarily suspended at the Houston plant. The extent of the downtime and the damage is under evaluation, but the Company anticipates that its losses will be substantially covered by insurance and that production at the Marshall Facility will be increased to design levels and Houston production restored over the next few months.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.6	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.7	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.7 to the Company’s Form 10QSB for the quarter ended September 30, 2004

3.8	Certificate of of Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 22, 2005.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Filed herewith

9.1

Stockholders Agreement among Big Bend XI., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated February 22, 2005

10.1	1999 Stock Incentive Plan	Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended December 31, 1998

10.2	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to Form 8-K filed December 5, 2002

10.3	Purchase Agreement for Marshall Facility	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.4	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.5	Regulations for TieTek LLC	Incorporated by reference to the Company’s Form 10-

KSB for the year ended December 31, 2003

10.6

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

Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.8	Registration Rights Agreement dated as of December 31, 2003 with Purchasers named in Securities Purchase Agreement.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.9	Registration Rights Agreement dated as of December 31, 2003 with CD Investment Partners, Ltd.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

10.10	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.11	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.12	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.13

Registration Rights Agreement among the Company, Big Bend XI Investments, Ltd., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005

Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated February 22, 2005

10.14	Extension letter from Opus 5949 LLC dated April 6, 2005.	Filed herewith

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joseph W. Autem, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32

Certification of Henry W. Sullivan, President and Chief Executive Officer, and of Joseph W. Autem, Acting Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith