Form 10QSB
period 2005-03-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-08-12
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

(281) 847-0029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 75,028,310 common shares outstanding as of August 9, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,938,176	$7,774,990
Accounts receivable	339,236	395,255
Inventories	1,494,188	1,087,323
Prepaid expenses and other	193,491	203,557

Total Current Assets	5,965,091	9,461,125

Property and equipment, net of accumulated depreciation of $1,598,466 and $1,302,995, respectively	12,345,646	11,648,400

Other Assets:

Patents and purchased technologies, less accumulated amortization of $862,092 and $828,092, respectively	1,115,643	1,149,544
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	407,007	426,644

Total Other Assets	3,238,008	3,291,546

Total Assets	$21,548,745	$24,401,071

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,129,714	$1,465,719
Accrued expenses	747,741	805,344
Accrued interest	407,944	427,000
Debt to Opus 5949 LLC - current portion	1,400,000	1,050,000
Note payable - insurance	57,672	121,473
Series AA convertible preferred stock	325,000	0

Total Current Liabilities	5,068,071	3,869,536

Debt to Opus 5949 LLC	12,600,000	12,950,000
Series AA convertible preferred stock	0	6,651,250

Total Liabilities	17,668,071	23,470,786

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock; 20,000,000 shares authorized:
Series BB, $1,000 stated value, 0 and 2,500 shares issued and outstanding, respectively	0	2,400,000
Series CC, $1,000 stated value, 0 and 54,364 shares issued and outstanding, respectively	8,813,750	0
Common Stock, $.001 par value, 150,000,000 shares authorized, 70,401,939 shares issued and outstanding	70,401	70,401
Additional paid-in capital	71,998,234	72,018,279
Accumulated deficit	(77,001,711)	(73,558,395)

Total Stockholders’ Equity	3,880,674	930,285

Total Liabilities and Stockholders’ Equity	$21,548,745	$24,401,071

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Sales	$1,462,812	$258,802
Cost of goods sold (exclusive of depreciation shown below)	3,240,743	629,267

Gross Profit (Loss)	(1,777,931)	(370,465)

Selling, general and administrative expenses	956,126	569,911
Royalty settlement	0	750,000
Depreciation and amortization	350,021	117,590

Operating Profit (Loss)	(3,084,078)	(1,807,966)
Other income (expense)
Interest income	32,438	13,774
Interest expense	(394,653)	(84,046)
Other	2,977	(10,429)

Total other income (expense)	(359,238)	(80,701)

Net Profit (Loss)	(3,443,316)	(1,888,667)
Preferred stock dividends	(12,500)	(24,500)
Beneficial Conversion Feature	0	(1,666,667)

Net Income (Loss) Available to Common Stockholders	$(3,455,816)	$(3,579,834)

Earnings (Loss) Per Share
Net Income (Loss) Per Common Share – basic and diluted	$(0.05)	$(0.05)

Weighted Average Number of Common Shares Outstanding – basic and diluted	70,401,931	65,702,605

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net profit (loss)	$(3,443,316)	$(1,888,667)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Issuance of common stock to royalty holders	0	500,000
Increase in redemption price of Series AA preferred stock	87,500	0
Depreciation and amortization	350,021	117,590
Net change in operating assets and liabilities
Accounts receivable	56,019	(179,698)
Inventories	(406,865)	(393,638)
Prepaid expenses and other	10,066	(18,244)
Other assets	(1,012)	(136,367)
Accounts payable and accrued expenses	567,291	272,036

Net cash used by operating activities	(2,780,296)	(1,726,988)

Cash flows from investing activities:
Purchases of property and equipment	(992,717)	(124,177)
Purchase of Marshall property and equipment, under construction	0	(3,541,968)

Net cash used by investing activities	(992,717)	(3,666,145)

Cash flows from financing activities:
Exercise of warrants	0	1,902,663
Sale of common stock	0	26,000
Payment on note payable to related party	0	(2,000,000)
Payment on note payable – insurance	(63,801)	0
Proceeds from debt	0	10,490,162
Debt offering costs	0	(370,000)
Equity offering costs	0	(211,869)
Proceeds from stock subscriptions	0	1,000,000
Sale of preferred stock, net of offering costs	0	9,051,250

Net cash provided by financing activities	(63,801)	19,888,206

Net increase (decrease) in cash and cash equivalents	(3,836,814)	14,495,073

Cash and cash equivalents, beginning of period	7,774,990	3,236,340

Cash and cash equivalents, end of period	$3,938,176	$17,731,413

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly owned subsidiary TieTek Technologies, Inc. and since February 5, 2004 in its newly formed subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“UPR”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to UPR over a six-year period. As of March 31, 2005, TieTek has sold over 177,000 TieTek™ crossties to UPR under the new agreement (the “UPR Agreement”) and a predecessor agreement.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to fairly present the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the two years ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year. Certain reclassifications have been made to prior years’ financial statements to be consistent with the current years’ presentation.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 31, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 76,965,662 shares of Common Stock. For the quarter ended March 31, 2004 the Company included $1,666,667 to the calculation of Net Loss Available to Common Stockholders. Such amount is associated with the beneficial conversion resulting from the exchange of a warrant for shares of Series BB Preferred Stock (“Series BB”) and added as an expense to the calculation of Net Loss Available to Common Stockholders.

NOTE 2- GOING CONCERN

In recent years the Company has incurred losses from operations and has an accumulated deficit of ($73,558,395) as of December 31, 2004 and ($77,001,711) as of March 31, 2005. The Company has negative cash flows from operations of ($10,338,309) and ($2,847,751) for the year ended December 31, 2004 and the quarter ended March 31, 2005, respectively. In addition, debt service and working capital requirements for the upcoming year reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has addressed the Company’s financial situation by restructuring its existing debt and by raising additional capital. See Note 9 – Subsequent Events. There can be no assurances that the debt restructuring or the amount of additional capital raised by the Company will be sufficient for the Company to ultimately attain profitability. The Company’s long-term viability will continue to depend on its ability to obtain adequate sources of debt or equity funding to meet future commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,039,899	$721,632
Finished goods	454,289	365,691

Total	$1,494,188	$1,087,323

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
Machinery and equipment	$11,158,403	$8,527,782
Furniture, fixtures and other	308,462	293,321
Marshall plant under construction	0	1,858,450
Equipment Under Construction	205,405	0
Building	2,191,842	2,191,842

Total property and equipment	13,864,112	12,871,395
Less accumulated depreciation	(1,598,466)	(1,302,995)

Net, depreciable Plant & Equipment	12,265,646	11,568,400

Land	80,000	80,000

Total property and equipment, net	$12,345,646	$11,648,400

For the three months ended March 31, 2005 and 2004, depreciation expense totaled $295,471 and $89,400 respectively.

NOTE 5 – DEBT TO OPUS 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 the Company entered into a new loan agreement with Opus for up to $14,000,000 (“Construction Loan”), all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. During the first quarter of 2005 the interest rate increased to prime plus 700 basis points in accordance with the terms of the note. Principal payments are due starting April 1, 2005 for $350,000 per quarter, thus the current portion of this note is $1,400,000 and payments of $1,400,000 per year are due through 2015 and $350,000 is due in year 2016.

In order to conserve its cash resources, the Company did not pay the payment of $350,000 in principal plus interest due on April 1, 2005. The Company entered into a letter agreement with Opus that extended the due date of such payment to May 1, 2005 and again to May 9, 2005 and waived any resultant defaults. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) in which Opus agreed to defer receipt of the principal payments due in the remainder of this calendar year under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005. TieTek paid interest due during the term of the Forbearance Agreement at the default rate thereunder, by issuing a promissory note to Opus in the amount of $407,944, representing the interest payment originally due on April 1, 2005 (“Interest Forbearance Note”). The Construction Loan was amended and certain defaults thereunder were waived pursuant to a Limited Waiver and First Amendment to Construction Loan Agreement with Opus as described in Note 9 - Subsequent Events.

NOTE 6– STOCKHOLDERS’ EQUITY

Preferred Stock

Series AA Preferred Stock

As of March 31, 2005 there were 250 shares of Series AA Preferred Stock (“Series AA”) outstanding, with a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has annual dividends payable in cash or Common Stock at 6% per annum and is mandatorily redeemable at the end of the fourth year. Upon the occurrence of certain events including a change of control, the holders of the Series AA can require the Company to repurchase the Series AA at the greater of 130% of its stated value or a price based on the average trading prices for the Company’s Common Stock, plus accrued but unpaid dividends. The Company may force conversion of the Series AA if the Common Stock trades 250% above the conversion price for 30 days. On February 22, 2005, 6,750 of the 7,000 shares of Series AA were exchanged for an equal number of shares of Series CC Preferred Stock (“Series CC”).

Because the holder of the remaining 250 of outstanding shares of Series AA preferred stock had the right to cause the Company to redeem its shares upon a change of control and because a change of control occurred (see “Restructuring” below), the holder of the Series AA notified the Company on May 19, 2005 of the exercise of its right to require the Company to repurchase the Series AA at the applicable repurchase price of $1,300 per share. As a result, the Company has classified the Series AA as a short-term liability. The difference between the repurchase price of $325,000 and the amount previously reflected as a current liability of $237,500 as of December 31, 2004 was recorded as interest expense. The Company redeemed the shares in July 2005, for cash consideration of $332,052. See Note 9 - Subsequent Events.

Series CC Preferred Stock

The Series CC has a par value of $.001 per share and the right to receive upon liquidation the same amount paid to the holders of Common Stock on an as-converted basis. Each share of Series CC has a stated value of $1,000, which stated value is convertible into shares of Common Stock at $1.08 per share, for a conversion ratio of approximately 925.926 shares of Common Stock for each share of Series CC. The Series CC has the right to receive dividends on an as-converted basis with any dividends declared on the Common Stock, and has voting rights equal to the Common Stock on an as-converted basis. No holder is allowed to convert any shares of the Series CC if, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding. A holder may waive this limitation on the number of shares held by it if it provides at least 61 days prior notice of its waiver to the Company.

Restructuring

On February 22, 2005, the Company closed the Exchange Agreement dated as of November 8, 2004 with Avalanche Resources, Ltd. (“Avalanche”), Kevin C. Maddox (“Maddox”) and Sponsor, along with certain agreements related thereto (the “Sponsor Transaction”). As a result of the Sponsor Transaction:

•	Sponsor exchanged its Class B membership interest in TieTek and its option to acquire a 49.9% ownership interest in TieTek for 43,114 shares of Series CC and a warrant to purchase 9,158 shares of Series CC of the Company,

•	the litigation and arbitration claims among the Company, certain of its officers and directors, Sponsor and Opus were terminated,

•	TieTek became a wholly owned subsidiary of the Company, and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated,

•	Sponsor named two representatives to serve on the board of directors of the Company (one of whom has since resigned and has not been replaced by Sponsor), and

•	each existing share of Series AA (except for one investor that has elected not to participate) was exchanged for one share, and each share of Series BB was exchanged for 1.8 shares, of Series CC of NATK.

The consummation of the Sponsor Transaction materially changed the relationship of Sponsor, the Company and TieTek and resulted in a change of control of the Company. Under the Regulations of TieTek adopted in February 2004 in connection with the Construction Loan, the Company’s wholly owned subsidiary, TTT, held the entire Class A membership interest (consisting of 1,000 units), and Sponsor held the entire Class B membership interest (consisting of a single unit), in TieTek. In addition, Sponsor had the Sponsor Option exercisable between February 5, 2006 and February 5, 2011 for $5,000,000, subject to reduction for payments made to certain royalty holders. If Sponsor exercised the Sponsor Option, either Sponsor or the Company would have been able, within one year, to submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. Sponsor also had the right to elect a majority of the Board of Managers of TieTek. Upon the consummation of the Sponsor Transaction, TieTek became a wholly owned subsidiary of the Company and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated. No proceeds were received by the Company in the Sponsor Transaction.

During 2004

In March 2004, the Company closed a $9,500,000 funding with a group of institutional investors, including $7,000,000 for the purchase of 7,000 shares of Series AA and $2,500,000 for the purchase of 2,500 shares of Series BB. The Company incurred $448,750 in offering costs and issued warrants to purchase 598,840 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions.

In addition, the Company issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which are exercisable at $1.18 per share and one-half at $1.23 per share. Because the Series AA was mandatorily redeemable, the Company classified such amount as a long-term liability at December 31, 2004. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized.

Dividends paid during the year ended December 31, 2004 related to the Series AA were $195,750. Of this amount $94,500 was paid in cash and the remaining $101,250 was paid through the issuance of 93,750 shares of stock.

The Series BB had a par value of $0.01 per share and a stated value and liquidation value of $1,000 per share. The Series BB was convertible into Common Stock at $0.60 per share, was junior to the Series AA, had no dividends payable and was not mandatorily redeemable. No warrants were issued in connection with the Series BB. Because the Series BB was convertible into Common Stock at a price below the closing price on the date of issuance, a beneficial conversion amount of $1,666,667 was recognized at the date of issuance. In conjunction with the issuance of the Series BB shares, the purchaser of the Series BB surrendered and canceled warrants to purchase 4,166,667 shares of the Company’s Common Stock.

On November 8, 2004, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Avalanche, Maddox and an investment group composed of Big Bend XI Investments, Ltd. (“Big Bend”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), HLT FFT, LLC (“HLT”), Richard Kiphart (“Kiphart”), Islandia, L.P. (“Islandia”) and Crestview Warrant Fund, L.P. (“Crestview Warrant” and, collectively with Big Bend, Crestview, Midsummer, HLT, Kiphart and Islandia, the “Purchasers”) in which Avalanche and Maddox agreed to sell all 34,338,246 shares of common stock of the Company and warrants to purchase 3,719,768 shares of Common Stock, owned by them to the Purchasers (the “Control Transaction”). The Purchasers paid an aggregate of $10,800,000 in cash to Avalanche and Maddox for these securities. The Control Transaction was closed on November 12, 2004 and resulted in a change of control of the Company.

In connection with the Control Transaction, Crestview, Midsummer, Kiphart and Rooster, L.P. (the “Exchanging Holders”) released the Company from all claims arising out of the Company’s prior failure to pay (a) dividends on the Series AA and Series BB and (b) liquidated damages relating to the late registration under a registration rights agreement relating to such shares. In exchange for this release, the Company issued an aggregate of 724,620 shares of Common Stock to the Exchanging Holders. The Company also paid $75,000 to the holder of the remaining 250 shares of Series AA to settle its liquidated damages claim related to the late registration under the registration rights agreement.

Contemporaneously with the execution of the Stock Purchase Agreement, and as a condition to the closing of the transactions contemplated thereby, Avalanche, Maddox and the Company entered into the Exchange Agreement described above and the Sponsor Transaction. Assuming full conversion of all of the Company’s preferred stock currently outstanding, Sponsor would own approximately 33% of the total outstanding shares of Common Stock and a warrant to purchase a number of shares of preferred stock that are convertible into 33% of the shares of Common Stock subject to outstanding warrants.

Common Stock

As of March 31, 2005, the Company had authorized 150,000,000 shares, and issued 70,401,939 shares, of its Common Stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Settlement of Litigation

On March 15, 2004, the Company submitted a new business opportunity proposal to the Board of Managers of TieTek, which contemplated an equity investment of at least $15,000,000 by each of the Company and Sponsor to fund the construction of two additional lines at the Marshall facility, a two-line plant in the eastern U.S. and a two-line plant in the western U.S. On March 24, 2004, a meeting of the Board of Managers was held and the new business opportunity proposal was tabled by vote of the Sponsor-majority members until further review. On March 31, 2004, Sponsor filed a lawsuit in the 189th Judicial District Court, Harris County, Texas, against Maddox, who had delivered the new business opportunity plan, seeking to have him removed as one of our two representatives on the Board of Managers.

On June 24, 2004, NATK and TTT filed suit in state district court in Marshall, Texas against Sponsor and Opus alleging, among other things, that Sponsor and Opus engineered the Construction Loan to exact from the Company compensation in excess of the legal rate of interest. The Company was seeking the full relief available by law, including forfeiture by Sponsor of the Sponsor Option and refund of all other interest charges, and forfeiture of the $14,000,000 principal amount of the Construction Loan.

On July 14, 2004, Opus notified the Company that TieTek was in default of the credit facility with Opus as a result of that lawsuit, and Sponsor brought an arbitration action against the Company and TTT with the American Arbitration Association to enforce its rights under the Construction Loan and under the TieTek Regulations.

On February 22, 2005, in connection with the closing of the Sponsor Transaction, all outstanding claims between Sponsor and the Company, its officers and directors were settled.

Houston Plant Fire

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

NOTE 8 - MAJOR CUSTOMERS

For the three months ended March 31, 2005 and 2004, the Company had sales to UPR that represented 94% and 93% of total revenues, respectively. These sales were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties. As of March 31, 2005, approximately 872,000 crossties remain to be provided under the terms of the UPR Agreement.

NOTE 9 – SUBSEQUENT EVENTS

Amendment to Construction Loan

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus which amends the provisions of the Construction Loan. Pursuant to the Loan Amendment, Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and the Company issued 4,541,822 shares of its Common Stock, to Opus in payment of $407,944 in principal and $614,171 in interest owing under the Interest Forbearance Note and the Construction Loan. The shares of Common Stock issuable to Opus were valued at $0.225045 per share, equal to the average trading value of the Common Stock on the 20 trading days prior to the closing of the Loan Amendment. TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due. After July 7, 2006, the New Note will bear interest at the prime rate plus 7%, payable in cash.

Sale of Securities

In connection with the Loan Amendment, on July 7, 2005, the Company entered into a Securities Purchase Agreement with certain existing shareholders and new investors (the “Purchasers”) in which the Company agreed to issue to the Purchasers $5,000,000 in principal amount of 7% Convertible Debentures (“Debentures”) and warrants (“Warrants”) to purchase up to 5,554,438 shares of Common Stock of the Company at $0.24 per share. The Company will use the proceeds from the sale of these securities primarily to fund the stabilization of its manufacturing processes, but $332,052 was used to redeem the remaining 250 shares of Series AA outstanding.

The Debentures accrue interest at 7% per annum and are payable in full on July 7, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.22 per share, subject to adjustment for certain antidilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding in shares of Common Stock of the Company valued at the lower of $0.22 and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. The Company and the Purchasers have agreed that the Company may not make payments, and the Purchasers will not accept payments, with respect to the Debentures (other than in shares of Common Stock) until the Construction Loan is paid in full.

The Warrants have a three-year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in the 2004 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to release publicly the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

NATK’s principal business is the manufacture and marketing of TieTek™ products through its TieTek subsidiary. TieTek’s main product is a composite railroad crosstie that is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek is the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000, and its Marshall facility began commercial production of crossties in July 2004. The two production lines at the Marshall facility should be capable of producing up to 22,000 TieTek™ crossties per month. When this production is combined with production at the Houston facility, TieTek should be capable of producing 29,000 to 30,000 crossties per month.

In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“UPR”) over a six-year period. As of March 31, 2005, TieTek has sold over 176,000, TieTek™ crossties under sales agreements with UPR. While NATK has more than ten railroad customers, UPR represents the majority of the Company’s revenues.

Critical Accounting Policies

For a discussion of the our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the year ended December 31, 2004.

Results of Operations

The net loss of $3,443,316 for the three months ended March 31, 2005 reflects an increase of $1,554,649 from the net loss of $1,888,667 in the same period of 2004, an increase of 82.3%. This increase in net loss is primarily the result of (1) an increase in the gross loss of $1,407,466, (2) a decrease in royalty settlements, and (3) increases in depreciation of $232,431 and in interest expense of $310,607.

Sales. Net sales for the three months ended March 31, 2005 and March 31, 2004, were $1,462,812 and $258,802, respectively, and related solely to the sale of crossties. The increase in net sales was due primarily to the sale of a greater number of ties to UPR. As of March 31, 2005, we had an inventory of 6,045 crossties, of which 5,856 met the UPR specifications (unbilled revenue) and 189, not meeting UPR specifications that were available for sale to rail carriers other than main line railroads.

During the three months ended March 31, 2005 and 2004, TieTek produced approximately 36,664 crossties, 11,251 in the Houston facility and 25,413 in the Marshall facility. The increase in 2005 production was principally due to the additional production line at the Marshall facility, which contributed 69% of the crossties produced in the quarter. The Houston plant was refurbished in the first quarter of 2004, resulting in no production during most of January and part of February. Historically, virtually all of TieTek’s crosstie production has been sold to UPR. In the future, TieTek anticipates selling crossties to other U.S. railroads as well as internationally through marketing and licensing agreements.

Gross Loss. During the three months ended March 31, 2005 and 2004, the sale of TieTek™ crossties resulted in a negative gross margin of $1,777,931 and $370,465, respectively, reflecting the small scale and labor-intensive nature of this activity. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but since some of the costs are fixed, the Company expects some costs to decrease on a per tie basis as the volume of production increases.

During the three months ended March 31, 2005, gross loss for TieTek was $1,777,931 compared to a gross loss of $370,465 for the three months ended March 31, 2004. The increase in gross loss was due to the increase of cost of goods sold which was the result of increased cost of raw materials and temporary inefficiencies in production due to discovery that a key piece of process hardware on each line did not have a properly hardened surface causing a loss of raw materials and resulting in higher cost of raw material for the ties produced.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $956,126 for the quarter ended March 31, 2005, as compared to $1,399,551 for the quarter ended March 31, 2004. This overall decrease in SG&A reflects primarily the one time Royalty Payment Settlement that was included in SG&A for the period ended March 31, 2004 offset by increases in legal expenses of $180,402, due primarily to extraordinary transactions such as restructuring; increases in accounting fees of $26,414; and increases in travel and entertainment expenses of $105,678 resulting from additional marketing and extraordinary transactions. TieTek anticipates that SG&A will increase as the Marshall operations increase and as the Houston plant is restored to operations. TieTek currently has 60 employees, an increase of 49 since March 31, 2004. SG&A expenses also increased somewhat as a result of increased travel costs from Houston to Marshall and additional administrative personnel and increased legal expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $350,021 for the three months ended March 31, 2005 compared to $117,590 for the three months ended March 31, 2004, an increase of $232,431, or 197.7%. This increase reflects primarily depreciation expense being taken for the new in use assets at the Marshall plant.

Other Income and (Expense). Total other expense was $359,238 for the three months ended March 31, 2005 as compared to $80,701 for the three months ended March 31, 2004, an increase of $278,537. This increase is primarily attributable to interest being charged on the full amount of the $14,000,000 Construction Loan and $87,500 of interest arising from the redemption obligation under the Series AA Preferred Stock (“Series AA”).

Liquidity and Capital Resources

For the three month period ended March 31, 2005, the Company used $3,836,814 in cash in its operations, reflecting primarily the net loss for the quarter of $3,443,316 adjusted for non-cash expenses, which were $437,521 and changes in operating assets and liabilities of $225,499 which were primarily attributable to purchase of raw materials and production of finished goods inventory and an increase in accounts payable and accrued expenses. For the three month period ended March 31, 2004, we used $1,726,988 in cash for our operating activities, reflecting primarily the net loss for the quarter of $1,888,667 adjusted for net non-cash expenses, which were $617,590, and changes in operating assets and liabilities of $455,911 (principally increased raw materials inventory for the Marshall facility).

During the three month period ended March 31, 2005, investing activities used cash of $992,717. Our uses of cash consisted of the purchase of property, plant and equipment. During the same period in 2004, investing activities used cash of $3,666,145, most of which was associated with additions to the Marshall facility.

Net cash generated by financing activities during the three months ended March 31, 2005 was $63,801, consisting of payment of a premium finance insurance note payable. Net cash provided by financing activities during the three months ended March 31, 2004, was $19,888,206, consisting primarily of $1,902,663 in proceeds from warrant exercises, $10,490,162 in proceeds from the Construction Loan, $9,051,250 in proceeds from the sale of Preferred Stock and $1,000,000 in proceeds from stock subscriptions, partially offset by a $2,000,000 payment on a note payable to a related party and payments associated with debt and equity transaction costs of $581,869.

As of March 31, 2005, NATK had a working capital balance of $897,020 and a cash balance of $3,938,176.

The cash flow deficit from operations will likely decrease in the future if the Company is able to operate all three production lines at full capacity. The Houston facility has not been in production since April 8, 2005 because of an oil leak that resulted in a fire which damaged the plant’s electrical system, but full production should be restored by the end of August 2005. The landlord of the Houston facility, which is leased by the Company, is responsible for restoring the damaged building. The Company’s lease provides that the landlord must effectuate the repairs within 60 days of the occurrence of the fire. The Company believes that its insurance will cover the replacement cost of certain equipment lost in the fire and pay for a portion of the cost of temporarily assigning some of the Houston employees to the Marshall plant. One operating line at the Marshall facility has been in commercial production since July 2004, and the second production line has been operational since February 2005. After a period of successful operation, the Company discovered that a key piece of process hardware on each line did not have properly hardened surfaces and was therefore subject to accelerated wear. As a result, both lines at the Marshall facility were operated at less than optimum capacity until the one piece of process hardware not damaged in the Houston fire was relocated to the Marshall facility. Since the relocation of the piece from Houston, the Company has steadily increased the number of ties produced at the Marshall facility. Each line at Marshall is expected to have the capacity to produce up to 11,000 crossties per month at design rates. When combined with production from the Houston line, when it becomes operational, we should have the capacity to produce 29,000 to 30,000 crossties per month. At these production levels, TieTek would produce enough ties to satisfy its obligations to UPR and sell to other railroads.

The Company had working capital necessary to fund projected operating levels through approximately June 2005, and with the additional funds obtained through the sale of the Debentures and the restructuring of the Construction Loan, believes that it will have adequate working capital to fund operations through at least December 2005. Additional capital will be needed to expand further the Marshall and Houston plants and build any additional plants in the future. While the lack of sufficient working capital at December 31, 2004 raised substantial doubt about the Company’s ability to continue as a going concern and the Company’s independent public accountant’s report accompanying the consolidated financial statements for the year ended December 31, 2004 was qualified with respect to the risk, the Company believes that the amendment to the Construction Loan and the sale of Debentures described below will enable it to sustain operations through December 31, 2005. Management still intends to seek additional financing to fund future operations and add production lines.

Construction Loan

On February 5, 2004, the Company, its operating subsidiaries and Opus 5949 LLC (f/k/a Tie Investors LLC “Opus”) entered into a $14,000,000 construction loan agreement (the “Construction Loan”). The Construction Loan has a 10-year maturity, variable interest rate of prime plus 500 basis points over the prime rate (700 basis points after March, 2005) and pledged security interest in plant, equipment and intellectual property relating to TieTek™ crosstie operations. Proceeds from the Construction Loan were used to fund construction of the two production lines at the Marshall facility, improvements to the Houston facility and operations of both. The Company has drawn the full amount available under the Construction Loan.

In order to conserve its cash resources, the Company did not pay the payment, consisting of principal and interest of $757,944, due on April 1, 2005 to Opus on the Construction Loan, but obtained an extension of such payment to May 1, 2005 and again to May 9, 2005. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Opus in which Opus agreed to defer receipt of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005, in exchange for the Company’s agreement to seek short term working capital financing from certain shareholders that own a substantial amount of the Company’s capital stock, to employ special counsel and an investment advisor to assist in that endeavor and to seek permanent financing to replace the Construction Loan and build additional lines at the Marshall facility.

TieTek paid the interest due during the term of the Forbearance Agreement, at the default rate thereunder, by issuing a promissory note to Opus in the amount of $407,944, for the interest payment due April 1, 2005 (the “Interest Forbearance Note”). This promissory note bore interest at prime plus 700 basis points until May 9, 2005 and thereafter at the highest rate permitted by law.

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus which amends the provisions of the Construction Loan.

Pursuant to the Loan Amendment, the following changes were made to the Construction Loan:

•	Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment.

•	The Company issued 4,541,822 shares of its Common Stock to Opus in payment of $407,944 in principal under the Interest Forbearance Note and $614,171 in interest owing on the Construction Loan. The shares of Common Stock issued to Opus were valued at $0.225045 per share, equal to the average trading value of the Common Stock on the 20 trading days prior to the closing of the Loan Amendment.

•	TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum.

•	Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due.

•	After July 7, 2006, the New Note will bear interest at the prime rate plus 7%, payable in cash.

Sale of Securities

In connection with the Loan Amendment, on July 7, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Sponsor Investments, LLC (“Sponsor”), Toibb Investment LLC (“Toibb Investment”), Michael Toibb (“Toibb”), Scott M. and Cheryl L. Hergott Living Trust (“Hergott”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), and Islandia, LP (“Islandia”, and, together with Sponsor, Toibb Investment, Toib, Hergott, Crestview and Midsummer, collectively referred to as the “Purchasers”) in which the Company agreed to issue to the Purchasers $5,000,000 in principal amount of 7% Convertible Debentures (“Debentures”) and warrants (“Warrants”) to purchase up to 5,554,438 shares of Common Stock of the Company at $0.24 per share.

Concurrently with the execution of the Securities Purchase Agreement, the Company, the Purchasers and Feldman Weinstein, LLP, as custodial agent for and for the benefit of the Purchasers (“Custodian”) entered into a

Custodial and Security Agreement (“Custodial Agreement”). Pursuant to the Custodial Agreement, the proceeds of the sale of the Debentures and the Warrants were deposited with the Custodian. At the closing of the sale, the Custodian distributed $2,000,000 of such proceeds to the Company and placed the remaining $3,000,000 in an account (the “Account”). Thereafter, in order to withdraw funds from the Account, the Company must submit to the Custodian, at least three business days prior to any such withdrawal, a request for funding which may not exceed certain funding caps set forth in the Securities Purchase Agreement. Each funding request must include a resolution of a committee of disinterested directors of the Company requesting the funds.

After receipt of a funding request from the Company, the Custodian will be obligated (in the absence of a veto exercised by Purchasers holding at least 66 2/3% of the principal value of the Debentures) to provide the requested funds to the Company. No requests for funding may be made after July 7, 2006. If less than all of the funds are released from the Account, the remainder will be held by the Custodian for the benefit of the Purchasers. Any Purchaser may request the return of all funds held in the Account to the Purchasers (a) if the Company has not requested funds from the Account for more than 45 days or (b) at any time after a funding date in May 2006. The return of the funds held in the Account to the Purchasers will be deemed a repayment of such amount under the Debentures. At all times during the term of the Custodial Agreement, the Custodian will hold amounts in the Account as security for the repayment of the obligations under the Debentures, and may foreclose on such Account in the event of any default under the Debentures.

The Debentures accrue interest at 7% per annum and are payable in full on July 7, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.22 per share, subject to adjustment for certain antidilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding in shares of Common Stock of the Company valued at the lower of $0.22 and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. The Company and the Purchasers have agreed that the Company may not make payments, and the Purchasers will not accept payments, with respect to the Debentures (other than in shares of Common Stock) until the Construction Loan is paid in full. The Debentures contain liquidated damages provisions in the event the Company fails to deliver certificates for shares of Common Stock issuable thereunder within the time periods required. In addition, in the event of a default under the Debentures, the Company will be obligated to pay interest at 18% after the default and pay the higher of (a) 110% of the principal amount of the Debentures and (b) the then market value of the Common Stock issuable upon conversion of the Debentures.

The Warrants have a three-year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend.

The Company will use the proceeds from the sale of these securities primarily to fund the stabilization of its manufacturing processes, but $332,052 was used to finance the mandatory redemption of the remaining 250 shares of Series AA outstanding. In connection with the change of control of the Company that occurred on February 22, 2005, each holder of Series AA shares was entitled to require the Company to redeem his shares for 130% of the stated value thereof. On May 19, 2005, the sole remaining holder of Series AA shares presented a demand to the Company that the Company redeem its shares because of such change in control. On July 12, 2005 the Company redeemed the Series AA shares. Following this redemption, no further Series AA shares were outstanding. The Company also issued to the holder of the Series AA shares 84,549 shares of Common Stock in payment of dividends accrued on such shares.

Restructuring

On February 22, 2005, the Company closed the Exchange Agreement dated as of November 8, 2004 with Avalanche Resources, Ltd., Kevin C. Maddox and Sponsor, along with certain agreements related thereto (the “Sponsor Transaction”). As a result of the Sponsor Transaction:

•	Sponsor exchanged its Class B membership interest in TieTek and its option to acquire a 49.9% ownership interest in TieTek for 43,114 shares of Series CC Preferred Stock (“Series CC”) and a warrant to purchase 9,158 shares of Series CC of the Company,

•	the litigation and arbitration claims among the Company, certain of its officers and directors, Sponsor and Opus were terminated,

•	TieTek became a wholly owned subsidiary of the Company, and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated,

•	Sponsor named two representatives to serve on the board of directors of the Company (one of whom has since resigned and has not been replaced by Sponsor), and

•	each existing share of Series AA (except for one investor that has elected not to participate) was exchanged for one share, and each share of Series BB Preferred Stock (“Series BB”) was exchanged for 1.8 shares, of Series CC of NATK.

The consummation of the Sponsor Transaction materially changed the relationship of Sponsor, the Company and TieTek and resulted in a change of control of the Company. No proceeds were received by the Company in the Sponsor Transaction. For additional details regarding the Sponsor Transaction and the previous change of control effective November 12, 2004, see the Form 10-KSB of the Company for the year ended December 31, 2004.

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

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the disclosure in Note 7 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, and to Item 3 of the Company’s Form 10-KSB filed April 15, 2005, for a description of the termination of legal proceedings involving the Company during the three months ended March 31, 2005.

Item 3. Defaults upon Senior Securities

Reference is made to the disclosure in Note 5 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, in Item 2, Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Construction Loan, and to the Form 8-K filed by the Company on May 13, 2005.

Item 6: Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.7 to the Company’s Form 10QSB for the quarter ended September 30, 2004

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Filed herewith

10.1	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to form 8-K filed May 13, 2005

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 10, 2005	/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer

Date: August 10, 2005	/s/ Joe B. Dorman
Joe B. Dorman
Chief Financial Officer