Form 10QSB
period 2005-06-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-08-22
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

75,028,310 common shares outstanding as of August 22, 2005.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$342,628	$7,774,990
Accounts receivable	340,596	395,255
Inventories	1,981,228	1,087,323
Prepaid expenses and other	84,736	203,557

Total Current Assets	2,749,188	9,461,125

Property and equipment, net of accumulated depreciation of $1,910,134 and $1,302,995, respectively	12,297,706	11,648,400

Other Assets:

Patents and purchased technologies, less accumulated amortization of $890,637 and $828,190, respectively	1,134,256	1,149,544
Goodwill	1,511,358	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	397,898	426,644

Total Other Assets	3,247,512	3,291,546

Total Assets	$18,294,406	$24,401,071

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,037,848	$1,465,719
Accrued expenses	429,434	805,344
Accrued interest	965,902	427,000
Debt to Opus 5949 LLC - current portion	1,400,000	1,050,000
Note payable – insurance	14,418	121,473
Series AA convertible preferred stock	325,000	0

Total Current Liabilities	5,172,602	3,869,536
Debt to Opus 5949 LLC	12,600,000	12,950,000
Series AA convertible preferred stock	0	6,651,250

Total Liabilities	17,772,602	23,470,786

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock; 20,000,000 shares authorized:
Series BB, $1,000 stated value, 0 and 2,500 shares issued and outstanding, respectively	0	2,400,000
Series CC, $1,000 stated value, 54,364 and 0 shares issued and outstanding, respectively	8,813,750	0
Common Stock, $.001 par value, 150,000,000 shares authorized, 70,401,931 shares issued and outstanding	70,401	70,401
Additional paid-in capital	72,002,028	72,018,279
Accumulated deficit	(80,364,375)	(73,558,395)

Total Stockholders’ Equity	521,804	930,285

Total Liabilities and Stockholders’ Equity	$18,294,406	$24,401,071

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$1,436,263	$726,083	$2,899,075	$984,885
Cost of goods sold	3,167,601	1,041,688	6,408,344	1,670,955

Gross Profit (Loss)	(1,731,338)	(315,605)	(3,509,269)	(686,070)

Startup expenses - Marshall	—	191,260	—	213,125
Selling, general and administrative expenses	731,198	967,720	1,687,324	1,512,658
Royalty settlement	—	—	—	750,000
Depreciation and amortization	360,612	145,156	710,633	265,854

Operating Loss	(2,823,148)	(1,619,741)	(5,907,226)	(3,427,707)

Interest income	11,225	28,842	43,663	42,616
Interest expense	(557,957)	(178,924)	(952,610)	(262,970)
Other	7,218	15,631	10,195	5,202

Total Other – net	(539,514)	(134,451)	(898,752)	(215,152)

Net Loss	(3,362,662)	(1,754,192)	(6,805,978)	(3,642,859)

Preferred stock dividend	(3,750)	(105,000)	(16,250)	(129,500)
Beneficial conversion feature	—	—	—	(1,666,667)

Net Loss Available to Common Stockholders	$(3,366,412)	$(1,859,192)	$(6,822,228)	$(5,439,026)

Net Loss Per Share Available to Common Stockholders:
Basic and Diluted	$(0.05)	$(0.03)	$(0.10)	$(0.08)

Weighted Average Number of Common Shares Outstanding	70,401,931	69,010,653	70,401,931	67,356,629

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net profit (loss)	$(6,805,978)	$(3,642,859)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Issuance of common stock to royalty holders	0	500,000
Increase in redemption price of Series AA preferred stock	87,500	0
Depreciation and amortization	710,633	265,854
Net change in operating assets and liabilities
Accounts receivable	54,659	(173,077)
Inventories	(893,905)	(762,785)
Prepaid expenses and other	118,821	37,311
Other assets	(50,655)	(280,796)
Accounts payable and accrued expenses	718,869	(612,671)

Net cash used by operating activities	(6,060,056)	(4,669,023)

Cash flows from investing activities:
Purchases of property and equipment	(1,265,251)	(1,220,780)
Purchase of Marshall property and equipment, under construction	0	(4,465,632)

Net cash used by investing activities	(1,265,251)	(5,686,412)

Cash flows from financing activities:
Exercise of warrants	0	1,902,663
Sale of common stock	0	26,000
Payment on note payable to related party	0	(2,000,000)
Payment on note payable – insurance	(107,055)	0
Proceeds from debt	0	11,900,000
Debt offering costs	0	(371,475)
Offering Costs for common stock	0	(256,864)
Dividends	0	(94,500)
Proceeds from stock subscriptions	0	702,100
Sale of preferred stock	0	9,500,000
Offering costs for preferred stock	0	(448,750)

Net cash provided (used) by financing activities	(107,055)	20,859,174

Net increase (decrease) in cash and cash equivalents	(7,432,362)	10,503,739

Cash and cash equivalents, beginning of period	7,774,990	3,236,340

Cash and cash equivalents, end of period	$342,628	$13,740,079

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly owned subsidiary TieTek Technologies, Inc. and since February 5, 2004 in its subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“UPR”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to UPR over a six-year period. As of June 30, 2005, TieTek has sold over 187,000 TieTek™ crossties to UPR under the new agreement (the “UPR Agreement”) and a predecessor agreement.

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 30, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 76,965,662 shares of Common Stock. For the six months ended June 30, 2004 the Company included $1,666,667 in the calculation of Net Loss Available to Common Stockholders. Such amount is associated with the beneficial conversion resulting from the exchange of a warrant for shares of Series BB Preferred Stock (“Series BB”).

NOTE 2- GOING CONCERN

In recent years the Company has incurred losses from operations and has an accumulated deficit of ($73,558,395) as of December 31, 2004 and ($80,364,375) as of June 30, 2005. The Company has negative cash flows from operations of ($10,338,309) and ($6,060,056) for the year ended December 31, 2004 and the quarter ended June 30, 2005, respectively. In addition, debt service and working capital requirements for the upcoming year reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials	$1,349,270	$721,632
Finished goods	631,958	365,691

Total	$1,981,228	$1,087,323

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	June 30, 2005	December 31, 2004
Machinery and equipment	$11,602,920	$8,527,782
Furniture, fixtures and other	303,078	293,321
Marshall plant under construction	0	1,858,450
Equipment Under Construction	30,000	0
Building	2,191,842	2,191,842

Total property and equipment	14,127,840	12,871,395
Less accumulated depreciation	(1,910,134)	(1,302,995)

Net, depreciable Plant & Equipment	12,217,706	11,568,400

Land	80,000	80,000

Total property and equipment, net	$12,297,706	$11,648,400

For the six months ended June 30, 2005 and 2004, depreciation expense totaled $615,945 and $192,879 respectively.

NOTE 5 – DEBT TO OPUS 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC) (“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004 the Company entered into a new loan agreement with Opus for up to $14,000,000 (“Construction Loan”), all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. During the first quarter of 2005 the interest rate increased to prime plus 700 basis points in accordance with the terms of the note. Principal payments are due starting April 1, 2005 for $350,000 per quarter, thus the current portion of this note is $1,400,000 and payments of $1,400,000 per year are due through 2015 and $350,000 is due in year 2016.

The Company incurred $371,475 of costs associated with this debt. Such amount is included in other assets and is being amortized over the term of the debt into interest expense. Accumulated amortization as of June 30, 2005 is $52,616.

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

NOTE 6– STOCKHOLDERS’ EQUITY

Preferred Stock

Series AA Preferred Stock

As of June 30, 2005 there were 250 shares of Series AA Preferred Stock (“Series AA”) outstanding, with a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA is convertible into Common Stock at $1.08 per share, has annual dividends payable in cash or Common Stock at 6% per annum and is mandatorily redeemable at the end of the fourth year. On February 22, 2005, 6,750 of the 7,000 shares of Series AA were exchanged for an equal number of Series CC Preferred Stock (“Series CC”). The holder of the Series AA notified the Company on May 19, 2005 of the exercise of its right to require the Company to repurchase the Series AA at the applicable repurchase price of $1,300 per share, and the Company redeemed the shares in July 2005 for cash consideration of $332,052, which included accrued interest. The Company has classified the Series AA as a short-term liability. The difference between the repurchase price of $325,000 and the amount previously reflected as a current liability of $237,500 as of December 31, 2004 was recorded as interest expense. See Note 9 - Subsequent Events.

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

Restructuring

On February 22, 2005, the Company closed the Exchange Agreement dated as of November 8, 2004 with Avalanche Resources, Ltd. (“Avalanche”), Kevin C. Maddox (“Maddox”) and Sponsor, along with certain agreements related thereto (the “Sponsor Transaction”). As a result of the Sponsor Transaction:

•	Sponsor exchanged its Class B membership interest in TieTek and its option to acquire a 49.9% ownership interest in TieTek (the “Sponsor Option”) for 43,114 shares of Series CC and a warrant to purchase 9,158 shares of Series CC of the Company,

•	the litigation and arbitration claims among the Company, certain of its officers and directors, Sponsor and Opus were terminated,

•	TieTek became a wholly owned subsidiary of the Company, and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated,

•	Sponsor named two representatives to serve on the board of directors of the Company (one of whom has since resigned and has not been replaced by Sponsor), and

•	each existing share of Series AA (except for one investor that has elected not to participate) was exchanged for one share, and each share of Series BB was exchanged for 1.8 shares, of Series CC of NATK.

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

The Series BB had a par value of $0.01 per share and a stated value and liquidation value of $1,000 per share. The Series BB was convertible into Common Stock at $0.60 per share, was junior to the Series AA, had no dividends payable and was not mandatorily redeemable. No warrants were issued in connection with the Series BB. Because the Series BB was convertible into Common Stock at a price below the closing price on the date of issuance, a beneficial conversion amount of $1,666,667 was recognized at the date of issuance. In conjunction with the issuance of the Series BB shares, the purchaser of the Series BB surrendered and canceled warrants to purchase 4,166,667 shares of the Company’s Common Stock. On February 22, 2005, all of the 2,500 shares of Series BB were exchanged for 4,500 shares of Series CC.

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

Common Stock

As of June 30, 2005, the Company had authorized 150,000,000 shares, and issued 70,401,931 shares, of its Common Stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On April 8, 2005, an oil leak at the Company’s Houston facility resulted in a fire that caused damage to part of the plant’s electrical system. As a result, manufacturing operations have been temporarily suspended at the Houston plant. The extent of the downtime and the damage is under evaluation, but the Company anticipates that its losses will be substantially covered by insurance and that production at the Marshall Facility will be increased to design levels and Houston production restored by the end of August.

From time to time the Company may be involved in various legal actions arising in the normal course of business for which the company maintains insurance. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position.

NOTE 8 - MAJOR CUSTOMERS

For the six months ended June 30, 2005 and 2004, the Company had sales to UPR that represented 73% and 77% of total revenues, respectively. These sales were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties. As of June 30, 2005, approximately 857,000 crossties remain to be provided under the terms of the UPR Agreement.

NOTE 9 – SUBSEQUENT EVENTS

Amendment to Construction Loan

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus which amends the provisions of the Construction Loan. Pursuant to the Loan Amendment, Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and the Company issued 4,541,822 shares of its Common Stock to Opus in payment of $407,944 in principal and $614,171 in interest owing under the Interest Forbearance Note and the Construction Loan. The shares of Common Stock issuable to Opus were valued at $0.225045 per share, equal to the average trading value of the Common Stock on the 20 trading days prior to the closing of the Loan Amendment. TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due. After July 7, 2006, the New Note will bear interest at the prime rate plus 7%, payable in cash.

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

In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific Railroad (“UPR”) over a six-year period. As of June 30, 2005, TieTek has sold over 187,000 TieTek™ crossties under sales agreements with UPR. While NATK has more than ten railroad customers, UPR represents the majority of the Company’s revenues.

Critical Accounting Policies

For a discussion of our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the year ended December 31, 2004.

Results of Operations for the three months ended June 30, 2005 versus June 30, 2004

The net loss of $3,362,662 for the three months ended June 30, 2005 reflects an increase of $1,608,470 from the net loss of $1,754,192 in 2004. This increase in net loss is primarily the result of (1) an increase in the gross loss of $1,415,733, (2) an decrease in selling, general and administrative expenses of $236,522, (3) a cessation of start up expenses at the Marshall plant of $191,260, (4) increased depreciation and amortization of $215,456 and (5) an increase in other expense of $405,063, due primarily to the increased principal of the Construction Loan and default interest thereon.

Sales. Net sales for the three months ended June 30, 2005 and June 30, 2004, were $1,436,263 and $726,083, respectively, and related to the sale of 24,517 and 13,216 crossties, respectively. The increase in net sales was due to the increased production of crossties at the Marshall facility, which was not fully operational in the second quarter of 2004. As of June 30, 2005, the Company had an inventory of 11,325 crossties meeting UPR specifications.

During the three months ended June 30, 2005, TieTek produced only 655 crossties in the Houston facility because of the Houston facility fire that occurred on April 8, 2005 and halted production for the remainder of the quarter. The Marshall plant produced only 24,079 crossties in the three months ended June 30, 2005, due to equipment delays, automation related startup and redesign issues, and raw material feed system deficiencies.

Gross Loss. During the three months ended June 30, 2005 and 2004, the sale of TieTek™ crossties resulted in a negative gross margin of $1,731,338 and $315,605, respectively because the cost of the products sold exceeded the revenue for the sale of the product. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases, particularly as the Marshall plant increases production and the Houston facility restarts production. During the three month period ended June 30, 2005, raw materials costs increased, due primarily to the record increase of the cost of recycled plastic materials, a major component of a composite crosstie. The Company believes that the cost of recycled plastic materials increased because of a decreased supply resulting from increased exports of recycled plastics to far eastern countries, a temporary decrease in the domestic production of polyethylene, the primary component of recycled plastic materials, and an increase in the price of the petroleum products used to make polyethylene. The Company was unable to fully recoup the increased cost of raw materials and other costs because a high percentage of ties were sold under fixed price purchase orders. The Company has experienced recent sales and sales orders for a greater number of ties at higher per tie sales prices, and this increase in sales price and volume is expected to help reduce the negative gross margin. In the three months ended June 30, 2005, the Houston facility fire, mechanical problems with major equipment, control/automation startup and redesign, and raw material feed system deficiencies decreased production and increased operating staff and maintenance costs. The reconfiguration of the automation control program to prevent process shutdowns and damage to equipment required consulting expenses and resulted in lost production time as well as equipment replacement costs. Overall, the erratic operations resulted in reduced efficiency and higher utility costs. With production at reduced rates, unit costs per tie increased because fixed operating expenses had to be absorbed by fewer salable ties, resulting in a higher negative gross margin.

The increase in gross loss was due to the high cost of the manufactured crossties. The two production lines in Marshall, Texas are capable of producing 10,800 crossties per month; however, because of the mechanical and processing equipment problems described above, the lines have not produced at their optimum capacity. TieTek management believes that, once these problems are solved, the total capacity of the Houston and Marshall plants will be sufficient to achieve positive EBITDA.

Startup Expenses – Marshall. TieTek did not have startup expenses in Marshall in 2005 because the facility was operational. During the three month period ended June 30, 2004, TieTek incurred $191,260 of startup expenses associated with the Marshall facility. These expenses were principally labor, benefits and related overhead costs associated with startup of the first production line. The first line began production of commercial quantities of crossties in July 2004.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $731,198 for the three months ended June 30, 2005 compared to $967,720 for the three months ended June 30, 2004, a decrease of $236,522, or 24%. This decrease is primarily due to reduced legal and accounting costs. TieTek currently has 60 employees, an increase of 31 since December 31, 2004.

Depreciation and Amortization. Depreciation and amortization expenses were $360,612 for the three months ended June 30, 2005 compared to $145,156 for the three months ended June 30, 2004, an increase of $215,456, or 148%. This increase reflects primarily plant and equipment additions made to the Marshall plant subsequent to June 30, 2004.

Other Income and (Expense). Total other expense was $539,514 for the three months ended June 30, 2005 as compared to $134,451 for the three months ended June 30, 2004, an increase of $405,063, or 301%. This increase is primarily attributable to increased interest expense related to the Construction Loan on which interest was charged at 18% because the loan was in default.

Results of Operations for the six months ended June 30, 2005 versus June 30, 2004

The net loss of $6,805,978 for the six months ended June 30, 2005 reflects an increase of $3,163,119 from the net loss of $3,642,859 in 2004. This increase in net loss is primarily the result of (1) an increase in the gross loss of $2,823,199, (2) an increase in selling, general and administrative expenses of $174,666, (3) a cessation of start up expenses at the Marshall plant, (4) the reduction to zero of the payments to the Royalty Holders in settlement of various rights to royalty payment of $750,000 and (5) increased depreciation and amortization of $444,779.

Sales. Net sales for the three months ended June 30, 2005 and June 30, 2004, were $2,899,075 and $984,885, respectively, and related to the sale of 24,517 and 18,369 crossties, respectively. The increase in net sales was due to increased production.

Gross Loss. During the six months ended June 30, 2005, gross loss for TieTek was $3,509,269, compared to a gross loss of $686,070 for the six months ended June 30, 2004, because the cost of the products sold exceeded the revenue for the sale of the product. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases, particularly as the Marshall plant increases production and the Houston facility restarts production. During the six month period ended June 30, 2005, raw materials costs increased, due primarily to the record increase of the cost of recycled plastic materials, a major component of a composite crosstie. The Company believes that the cost of recycled plastic materials increased because of a decreased supply resulting from increased exports of recycled plastics to far eastern countries, a temporary decrease in the domestic production of polyethylene, the primary component of recycled plastic materials, and an increase in the price of the petroleum products used to make polyethylene. The Company was unable to fully recoup the increased cost of raw materials and other costs because a high percentage of ties were sold under fixed price purchase orders. The Company has experienced recent sales and sales orders for a greater number of ties at higher per tie sales prices, and this increase in sales price and volume is expected to help reduce the negative gross margin. In the six months ended June 30, 2005, the Houston facility fire, mechanical problems with major equipment, control/automation startup and redesign, and raw material feed system deficiencies decreased production and increased operating staff and maintenance costs. The reconfiguration of the automation control program to prevent process shutdowns and damage to equipment required consulting expenses and resulted in lost production time as well as equipment replacement costs. Overall, the erratic operations resulted in reduced efficiency and higher utility costs. With production at reduced rates, unit costs per tie increased because fixed operating expenses had to be absorbed by fewer salable ties, resulting in a higher negative gross margin.

Startup Expenses – Marshall. TieTek did not have startup expenses in Marshall in 2005 because the facility was operational. During the six month period ended June 30, 2004, TieTek incurred $213,125 of startup expenses associated with the Marshall facility. These expenses were principally labor, benefits and related overhead costs associated with startup of the first production line. The first line began production of commercial quantities of crossties in July 2004.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,687,324 for the six months ended June 30, 2005 compared to $1,512,658 for the six months ended June 30, 2004, an increase of $174,666, or 11.5%. The increase was the result of increased public company expenses and legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $710,633 for the six months ended June 30, 2005 compared to $265,854 for the six months ended June 30, 2004, an increase of $444,779, or 167%. This increase reflects primarily additions made to the Marshall plant during 2004.

Other Income and (Expense). Total other expense was $898,752 for the six months ended June 30, 2005 as compared to $215,152 for the six months ended June 30, 2004, an increase of $683,600, or 318%. This increase is primarily attributable to increased interest expense related to the Construction Loan on which interest was charged at 18% because the loan was in default.

Liquidity and Capital Resources

For the six month period ended June 30, 2005, the Company used $6,060,056 in cash in its operations, reflecting primarily the net loss for the quarter of $6,805,978 adjusted for non-cash expenses, which were $798,133, and changes in operating assets and liabilities of $52,211, which were primarily attributable to purchase of raw materials and production of finished goods inventory, and an increase in accounts payable and accrued expenses. For the six month period ended June 30, 2004, we used $4,669,023 in cash for our operating activities, reflecting primarily the year to date net loss for the six months of $3,642,859 adjusted for net non-cash expenses, which were $765,854, and changes in operating assets and liabilities of $1,792,018 (principally increased raw materials inventory for the Marshall facility).

During the six month period ended June 30, 2005, investing activities used cash of $1,265,251. Our uses of cash consisted of the purchase of property, plant and equipment. During the same period in 2004, investing activities used cash of $5,686,412.

Net cash used in financing activities during the six months ended June 30, 2005 was $107,055, consisting of payment of a premium finance insurance note payable. Net cash provided by financing activities during the six months ended June 30, 2004, was $20,859,174, consisting primarily of $1,902,663 in proceeds from warrant exercises, $11,528,525 in net proceeds from the Construction Loan, $9,051,250 in net proceeds from the sale of preferred stock, $702,100 in proceeds from stock subscriptions; partially offset by a $2,000,000 payment on a note payable to a related party, payment of $94,500 in dividends and payments associated with debt and equity transaction costs of $256,864.

As of June 30, 2005, NATK had a negative working capital balance of $2,423,414 and a cash balance of $342,628.

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

Restructuring

On February 22, 2005, the Company closed the Exchange Agreement dated as of November 8, 2004 with Avalanche Resources, Ltd., Kevin C. Maddox and Sponsor, along with certain agreements related thereto (the “Sponsor Transaction”). As a result of the Sponsor Transaction:

•	Sponsor exchanged its Class B membership interest in TieTek and its option to acquire a 49.9% ownership interest in TieTek (the “Sponsor Option”) for 43,114 shares of Series CC Preferred Stock (“Series CC”) and a warrant to purchase 9,158 shares of Series CC of the Company,

•	the litigation and arbitration claims among the Company, certain of its officers and directors, Sponsor and Opus were terminated,

•	TieTek became a wholly owned subsidiary of the Company, and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated,

•	Sponsor named two representatives to serve on the board of directors of the Company (one of whom has since resigned and has not been replaced by Sponsor), and

•	each existing share of Series AA (except for one investor that has elected not to participate) was exchanged for one share, and each share of Series BB Preferred Stock (“Series BB”) was exchanged for 1.8 shares, of Series CC of NATK.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the disclosure in Note 9 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sale of Securities in Item 2, Part I, and to the Form 8-K filed by the Company with the SEC on July 13, 2005.

As described in the Form 8-K filed by the Company with the SEC on July 13, 2005, the Company entered into a Securities Purchase Agreement on July 7, 2005 pursuant to which it issued $5,000,000 in principal amount of Debentures and Warrants to purchase up to 5,554,437.63 shares of Common Stock. In addition, the Company issued 4,541,822 shares of its Common Stock to Opus in payment of $407,944.35 in principal and $614,171.23 in interest owed to it. The Company also issued to the holder of the Series AA shares 84,549 shares of Common Stock in payment of dividends accrued on such shares. Shares of Common Stock are also issuable: (a) as payments of interest under the New Note and the Debentures; and (b) upon conversion of the Debentures.

The foregoing securities were offered and sold in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

Item 3. Defaults upon Senior Securities

Reference is made to the disclosure in Note 5 of the Notes to Interim Consolidated Financial Statements in Item 1, Part I, in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Construction Loan in Item 2, Part I, and to the Form 8-K’s filed by the Company with the SEC on May 13 and July 13, 2005.

Item 5. Other Information

Reference is made to the Form 8-K filed by the Company with the SEC on June 29, 2005 reporting the delisting of the Company’s securities from NASDAQ.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to Form 8-K filed May 13, 2005.

10.2	Securities Purchase Agreement dated July 7, 2005, between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC, Midsummer Investment Ltd., and Islandia, LP (the “Purchasers”).	Incorporated by reference to Form 8-K filed July 13, 2005.

10.3	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.5	Custodial and Security Agreement, dated July 7, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.6	Limited Waiver and First Amendment to Construction Loan Agreement dated July 7, 2005, between OPUS 5949 LLC, the Company, TieTek LLC, and TieTek Technologies, Inc.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.7	Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to Form 8-K filed July 13, 2005.

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 22, 2005	/s/ Henry W. Sullivan
Henry W. Sullivan
Chief Executive Officer

Date: August 22, 2005	/s/ Joe B. Dorman
Joe B. Dorman
Chief Financial Officer