Form 10QSB
period 2005-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /MI/
filed 2005-12-09
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0041789
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 75,959,989 common shares outstanding as of December 9, 2005.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$286,947	$7,774,990
Restricted cash	2,205,151	—
Accounts receivable, net of allowance of $0	961,538	395,255
Inventories	1,766,385	1,087,323
Prepaid expenses and other	3,151	203,557

Total Current Assets	5,223,172	9,461,125
Property and equipment, net	12,174,815	9,789,950
Marshall plant under construction	—	1,858,450

Patents and intangibles, net of amortization of $938,435 and $828,190, respectively	1,141,616	1,149,544
Goodwill	1,511,357	1,511,358
Investment in unconsolidated affiliate	204,000	204,000
Other assets	387,572	426,644

Total Assets	$20,642,532	$24,401,071

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,346,945	$1,465,719
Accrued expenses	522,559	805,344
Accrued Interest	317,722	427,000
Debt to OPUS 5949 LLC – current portion	1,400,000	1,050,000
7% Convertible Debentures, net of debt discount of $531,569	4,468,431	—
Note payable – insurance	—	121,473

Total Current Liabilities	9,055,657	3,869,536
Debt to Opus 5949 LLC	12,600,000	12,950,000
Series AA convertible preferred stock	—	6,651,250

Total Liabilities	21,655,657	23,470,786

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, 20,000,000 shares authorized
Series BB, $1.00 stated value, 0 and 250 shares issued and outstanding, respectively	—	2,400,000
Series CC, $1,000 stated value, 54,364 and 0 shares issued and outstanding, respectively	8,813,750	—
Common stock, $.001 par value, 150,000,000 shares authorized; 75,028,310 and 70,401,931 shares issued and outstanding, respectively	75,028	70,401
Additional paid-in capital	73,728,706	72,018,279
Accumulated deficit	(83,630,609)	(73,558,395)

Total Stockholders’ Equity	(1,013,125)	930,285

Total Liabilities and Stockholders’ Equity	$20,642,532	$24,401,071

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,033,989	$821,713	$4,933,064	$1,806,598
Cost of goods sold	3,726,769	2,314,451	10,135,114	3,985,406

Gross Profit (Loss)	(1,692,780)	(1,492,738)	(5,202,050)	(2,178,808)

Startup expenses—Marshall	—	—	—	213,125
Selling, general and administrative expenses	667,092	1,173,529	2,354,416	2,686,187
Royalty settlement	—	—	—	750,000
Depreciation and amortization	368,201	273,797	1,078,834	539,651

Operating Loss	(2,728,073)	(2,940,064)	(8,635,300)	(6,367,771)
Interest income	10,244	31,284	53,907	73,900
Interest expense	(544,766)	(340,489)	(1,497,376)	(603,459)
Other income and expenses	(3,639)	—	6,556	5,202

Total Other – net	(538,161)	(309,205)	(1,436,913)	(524,357)

Net Loss	(3,266,234)	(3,249,269)	(10,072,213)	(6,892,128)

Preferred stock dividend	—	(105,000)	(16,250)	(234,500)
Beneficial conversion of warrants	—	—	—	(1,666,667)

Net Loss Available to Common Stockholders	$(3,266,234)	$(3,354,269)	$(10,088,463)	$(8,793,295)

Net Loss Per Share Available to Common Stockholders:
Basic and Diluted	$(.04)	$(.05)	$(.14)	$(0.13)

Weighted Average Number of Common Shares	74,123,143	69,075,870	71,655,966	67,933,892

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,072,213)	$(6,892,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense recognized for beneficial conversion of debentures	161,369	—
Redemption premium on redemption of Series AA preferred stock	87,500	—
Issuance of common stock to royalty holders	—	500,000
Issuance of common stock to former note holder	—	180,000
Issuance of common stock in payment of interest	1,022,116	—
Depreciation and amortization	1,045,879	539,649
Net change in operating assets and liabilities
Accounts receivable	(566,283)	(617,814)
Inventories	(679,062)	(711,378)
Prepaid expenses and other	200,406	10,981
Accounts payable and accrued expenses	489,163	(716,011)
Other Assets	39,072	—

Net cash used in operating activities	(8,272,053)	(7,706,701)

Cash flows from investing activities:
Purchase of property and equipment	(1,470,929)	(5,943,592)
Increase in patents and purchased technologies	(93,437)	(87,576)

Net cash used in investing activities	(1,564,366)	(6,031,168)

Cash flows from financing activities:
Exercise of warrants	—	1,902,663
Sale of common stock	—	26,000
Advances (payment) on note payable	(121,473)	(2,000,000)
Proceeds from debt	5,000,000	11,900,000
Debt offering costs	—	(446,475)
Offering costs for common stock	—	(256,864)
Other offering costs	—	(395,709)
Redemption of preferred stock	(325,000)	—
Dividends	—	(94,500)
Proceeds from stock subscriptions	—	952,100
Sale of preferred stock	—	9,500,000
Offering costs for preferred stock	—	(448,750)

Net cash provided by financing activities	4,553,527	20,638,465

Net increase (decrease) in cash and cash equivalents	(5,282,892)	6,900,596
Cash and cash equivalents, beginning of period	7,774,990	3,236,340

Cash and cash equivalents, end of period	$2,492,098	$10,136,936

See accompanying notes to interim consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie, through February 5, 2004 in its wholly owned subsidiary TieTek Technologies, Inc. and since that date in its subsidiary TieTek LLC (collectively “TieTek” unless context requires otherwise). TieTek’s principal customer is Union Pacific Railroad (“Union Pacific”). TieTek’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, TieTek entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six-year period. As of September 30, 2005, TieTek has sold over 209,000 TieTek™ crossties to Union Pacific under the new agreement (the “Union Pacific Agreement”) and a predecessor agreement.

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the nine months ended September 30, 2005 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 76,965,662 shares of Common Stock. For the nine months ended September 30, 2004, the Company included $1,666,667 in the calculation of Net Loss Available to Common Stockholders. Such amount is associated with the beneficial conversion resulting from the exchange of a warrant for shares of Series BB Preferred Stock (“Series BB”) and added the same amount as an expense to the calculation of Net Loss Available to Common Stockholders.

NOTE 2 – GOING CONCERN

In recent years the Company has incurred losses from operations and has an accumulated deficit of ($73,558,395) as of December 31, 2004 and ($83,630,609) as of September 30, 2005. The Company has negative cash flows from operations of ($10,338,309) and ($8,272,053) for the year ended December 31, 2004 and the nine month period ended September 30, 2005, respectively. In addition, debt service and working capital requirements for the remainder of the year 2005 reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the third quarter, management addressed the Company’s financial situation by restructuring its existing debt and by raising additional capital (See Note 5 – Debt); however, the amount of additional capital raised by the Company has not been sufficient for the Company to attain profitability, and management is seeking to raise additional capital to fund its operations. The Company’s long-term viability will continue to depend on its ability to obtain adequate sources of debt or equity funding to meet future commitments and fund the continuation of its business operations, and on the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2005	December 31, 2004
Raw materials	$1,287,124	$721,632
Finished goods	479,261	365,691

Total	$1,766,385	$1,087,323

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Machinery and equipment	$11,832,598	$8,527,782
Furniture, fixtures and other	229,387	293,321
Marshall plant under construction		1,858,450
Building	2,280,339	2,191,842

Total property and equipment	14,342,324	12,871,395
Less accumulated depreciation	(2,247,509)	(1,302,995)

Net, depreciable plant and equipment	12,094,815	11,568,400
Land	80,000	80,000

Total property and equipment	$12,174,815	$11,648,400

For the nine months ended September 30, 2005 and 2004, depreciation expense totaled $935,634 and $410,566 respectively.

NOTE 5 – DEBT

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

The Company incurred $371,475 of costs associated with this debt. Such amount is included in Other Assets and is being amortized over the term of the debt into Interest Expense. Accumulated amortization as of September 30, 2005 is $61,916.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 7, 2005, the Construction Loan was amended and certain defaults thereunder were waived pursuant to a Limited Waiver and First Amendment to Construction Loan Agreement among Opus, the Company, TTT and TieTek (the “Loan Amendment”). Pursuant to the Loan Amendment, Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and the Company issued 4,541,822 shares of its Common Stock, to Opus in payment of $407,944 in principal and $614,171 in interest owing under the Interest Forbearance Note and the Construction Loan. The shares of Common Stock issuable to Opus were valued at $0.225045 per share, equal to the average trading value of the Common Stock on the 20 trading days prior to the closing of the Loan Amendment. TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due. As of July 7, 2006, the New Note bears interest at the prime rate plus 7%, payable in cash.

7% CONVERTIBLE PREFERRED DEBENTURES

In connection with the Loan Amendment, on July 7, 2005, the Company entered into a Securities Purchase Agreement with certain existing shareholders and new investors (the “Purchasers”) in which the Company agreed to issue to the Purchasers $5,000,000 in principal amount of 7% Convertible Debentures (“Debentures”) and warrants (“Warrants”) to purchase up to 5,554,438 shares of Common Stock of the Company at $0.24 per share. The Company has used the proceeds from the sale of these securities primarily to fund the stabilization of its manufacturing processes, and $332,052 was used to redeem the remaining 250 shares of Series AA outstanding.

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

The Warrants have a three-year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. In accordance with generally accepted accounting principles, the difference between the conversion price of the Debentures and Warrants, and the Company’s stock price at the date of the agreement, is considered to be a beneficial conversion feature and is amortized over the period from the date of issuance to the stated maturity date. The beneficial conversion feature is calculated by subtracting from the aggregate fair value of the Debentures and the Warrants on July 6, 2005 of $5,692,638, the $5,000,000 in proceeds from the Debentures, resulting in an intrinsic value of $692,938. As of September 30, 2005, $161,369 had been recognized as interest expense.

Concurrently with the execution of the Securities Purchase Agreement, the Company, the Purchasers and Feldman Weinstein, LLP, as custodial agent for and for the benefit of the Purchasers (“Custodian”), entered into a Custodial and Security Agreement, pursuant to which the proceeds of the sale of the Debentures and the Warrants were deposited with the Custodian. At the closing of the sale, the Custodian distributed $2,000,000 of such proceeds to the Company and placed the remaining $3,000,000 in an account (the “Account”). During the three month period ended September 2005, the Company withdrew $800,000 from the Account, after which the balance in the Account was $2,205,151 including interest earned of $5,151. Thereafter, in order to withdraw funds from the Account, the Company must submit to the Custodian, at least three business days prior to any such withdrawal, a request for funding which may not exceed certain funding caps set forth in the Securities Purchase Agreement. Each funding request must include a resolution of a committee of disinterested directors of the Company requesting the funds. In November 2005, all available funds were drawn from the Account.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – STOCKHOLDERS’ EQUITY

PREFERRED STOCK

Series AA Preferred Stock

As of September 30, 2005 there were no shares of Series AA Preferred Stock (“Series AA”) outstanding. The Series AA was convertible into Common Stock at $1.08 per share, had annual dividends payable in cash or Common Stock at 6% per annum and was mandatorily redeemable at the end of the fourth year. The holder of the Series AA notified the Company on May 19, 2005 of the exercise of its right to require the Company to repurchase the Series AA at the applicable repurchase price of $1,300 per share, and the Company redeemed the shares in July 2005 for cash consideration of $325,000, and paid an additional amount of $7,052 interest thereon. The Company had classified the Series AA as a short-term liability. The difference between the repurchase price of $325,000 and the amount previously reflected as a current liability of $237,500 as of December 31, 2004 was recorded as interest expense.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

COMMON STOCK

As of September 30, 2005, the Company had authorized 150,000,000 shares, and issued 75,028,310 shares, of its Common Stock. The number of authorized shares of Common Stock was increased to 250,000,000 in November 2005. On November 8, 2005, the Company issued an aggregate of 931,679 shares of its Common Stock to Opus and the holders of the Debentures in payment of interest on the New Note and the Debentures.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On April 8, 2005, an oil leak at the Company’s Houston facility resulted in a fire that caused damage to part of the plant’s electrical system. As a result, manufacturing operations were suspended at the Houston plant until late September.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time the Company may be involved in various legal actions arising in the normal course of business for which the company maintains insurance. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position.

NOTE 8 – MAJOR CUSTOMERS

For the nine months ended September 30, 2005 and 2004, the Company had sales to Union Pacific that represented 66.51% and 80.88% of total revenues, respectively. These sales were made under the terms of the Union Pacific Agreement for 1,000,000 TieTek™ crossties. As of September 30, 2005, approximately 840,080 crossties remain to be provided under the terms of the Union Pacific Agreement.

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

In December 2002, TieTek entered into an agreement (the “Union Pacific Agreement”) to sell 1,000,000 crossties to Union Pacific Railroad (“Union Pacific”) over a six-year period. As of September 30, 2005, TieTek has sold over 209,000 TieTek™ crossties under sales agreements with Union Pacific. While NATK has more than ten railroad customers, Union Pacific represents the majority of the Company’s revenues.

Recent Developments

The cost of recycled high density polyethylene plastics (“HDPE”) rose to unprecedented highs during the three month period ended September 2005. Among the causes for the price increase given by the plastics industry were natural gas feedstock shortages, production problems, demand from Asian users and hurricanes Katrina and Rita. Because HDPE is the largest component of the cost of a crosstie, the impact of higher prices, combined with lower availability of HDPE, severely and negatively affected the Company. Significant cost increases of HDPE, combined with the low sales prices established under the Union Pacific Agreement and others entered into during periods of lower HDPE costs, resulted in significant losses during the three months ended September 30, 2005.

In response to the escalating costs of recycled plastics, management and the Board of Directors determined that a surcharge had to be added to the selling price of the crossties, based on changes in the published price of HDPE over time. We notified our customers of the surcharge and indicated that it would be adjusted quarterly. While certain customers agreed to purchase crossties at the new price levels, negotiations continue with other customers, including Union Pacific. Union Pacific tentatively agreed to a surcharge based on the increased cost of HDPE, but negotiations regarding the pricing and pass through mechanism are ongoing. No assurances can be given that we will reach an agreement with Union Pacific or other customers for sales of crossties at a price that will allow the Company to ultimately achieve profitability. Management continues to pursue other marketing opportunities for sales of TieTek™ crossties.

To allow time to negotiate the surcharge, and to prevent incurring additional losses arising from negative manufacturing margins, we reduced the production and sale of crossties in October. The Company’s Board of Directors determined that we should refrain from selling crossties to customers at prices that would not reflect our increased costs. Production on one line at the Marshall facility was halted in October, and production at the Houston facility, which had just restarted operations in September, was halted in November. Our decision to decrease production was based in part on the need to address mechanical problems with major equipment, control/automation startup and redesign and raw material feed system deficiencies. Certain equipment has been replaced or upgraded, and the Company is presently operating one line at the Marshall facility to implement and demonstrate the process improvements and technical changes required to reach design production levels. Several of the projects installed on the line operating at Marshall have shown the expected improvements. The second line at the Marshall facility is under repair and is not in production. While employees from the Houston facility are assisting operations at the Marshall facility, we have halted production at the Houston facility through year end.

The reduced production and sales, coupled with the increased raw material and other costs and consulting expenses incurred in reconfiguration of the automation control program and repairing damage to equipment, resulted in significant operating losses. As a result, we have drawn down the remaining funds available under the 7% Convertible Debentures (the “Debentures”) and will need additional sources of funding in order to continue operations in December. We have approached the holders of our Debentures to purchase additional debentures on substantially the same terms and conditions in order to provide us with the funds needed to sustain operations into 2006. Although the Debenture holders permitted us to draw down the remaining funds under the Debentures slated for withdrawal in May 2006, they have not yet committed to provide additional funding. To assist them in reaching that decision, the Debenture holders appointed a representative to undertake an analysis of the Company’s operations, management and finances. On November 21, 2005, our Board directed that the Debenture holders’ representative be given full access to the Company’s records and employees for the purposes of developing a master plan as part of the determination of the Company’s funding request to the Debenture holders.

On December 2, 2005, the Debenture holders’ representative presented to the Board, and the Board approved, a master plan for the Company (the “Master Plan”), which included a $5 million financing under comparable terms and conditions as the Debentures to be completed in December, changes in management, capital expenditures for the Marshall facility, and a sales and marketing plan including renewed negotiations with Union Pacific. See Item 5—Other Information for a more detailed description of the proposed management changes under the Master Plan. The Master Plan was submitted to the Debenture holders, and the Company is waiting for a response on its request for funding. We are unable to predict whether additional funds will be made available from the Debenture holders or obtainable from other sources. Management continues to pursue alternative sources of funding for Company operations, including renegotiating existing sales agreements, obtaining approval to sell securities held for investment in an unconsolidated affiliate, identifying new sales opportunities for existing crossties held in inventory, and seeking new sources of financing.

Critical Accounting Policies

For a discussion of our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the year ended December 31, 2004.

Results of Operations for the three months ended September 30, 2005 versus September 30, 2004

The net loss of $3,266,234 for the three months ended September 30, 2005 reflects an increase of $16,965 from the net loss of $3,249,269 in 2004. This increase in net loss is primarily the result of (1) an increase in the gross loss of $200,042, (2) an decrease in selling, general and administrative expenses of $506,437, (3) increased depreciation and amortization of $94,404 and (5) an increase in other expense of $228,956, due primarily to the increase in interest expense on the Construction Loan, a portion of which interest was charged at 18% because the loan was in default, interest expense associated with the issuance of $5 million in principal amount of Debentures, and recognition of interest expense of $161,369 associated with the beneficial conversion feature of the Debentures.

Sales. Production of ties for sale during the three months ended September 30, 2005 was 586 crossties in the Houston facility, lower than capacity because of the Houston facility fire that occurred on April 8, 2005 that halted production for most of the quarter. The Marshall plant produced only 29,307 crossties during the three months ended September 30, 2005, due to equipment delays, automation related startup and redesign issues, raw material feed system deficiencies and management’s decision to temporarily halt production to reduce negative manufacturing margins pending renegotiation of our crosstie sales prices.

Net sales for the three months ended September 30, 2005 and September 30, 2004, were $2,022,110 and $821,713, respectively, and related to the sale of 36,751 and 16,258 crossties, respectively, and, in 2005, to the sale of $11,879 in miscellaneous unusable raw materials. The increase in net sales was due to the increased production of crossties at the Marshall facility, which was not fully operational in the second quarter of 2004. As of September 30, 2005, the Company had an inventory of 7,043 crossties meeting Union Pacific specifications.

Gross Loss. During the three months ended September 30, 2005 and 2004, the sale of TieTek™ crossties resulted in a negative gross margin of $1,692,780 and $1,492,738, respectively. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis as the volume of production increases. Raw materials, primarily HDPE, costs increased to record levels, resulting in a higher cost of goods sold, and the Company was unable to recoup that increased cost because a high percentage of crossties were sold under fixed price sales agreements.

In the three months ended September 30, 2005, the Houston facility fire, mechanical problems with major equipment, control/automation startup and redesign, and raw material feed system deficiencies decreased production and increased operating staff and maintenance costs. The reconfiguration of the automation control program to prevent process shutdowns and damage to equipment required consulting expenses and resulted in lost production time as well as equipment replacement costs. Overall, the erratic operations resulted in reduced efficiency and higher utility costs. With production at reduced rates, unit costs per tie increased because fixed operating expenses had to be absorbed by fewer salable ties, resulting in a higher negative gross margin.

During the three months ended September 30, 2005, operating loss for TieTek was $2,728,073 compared to a operating loss of $2,940,064 for the three months ended September 30, 2004 a decrease of $211,991. This decrease resulted from an increase in gross loss and depreciation expense, offset by a decrease in selling and general administrative expenses. The two production lines in Marshall, Texas are capable of producing 10,800 crossties per month; however, because of management’s decision to temporarily halt production and processing equipment problems associated with the automation control program, the lines have not produced at their optimum capacity. The Company has replaced the automation control program on one line at the Marshall facility, resulting in improved production, and plans to implement a replacement of the automation control program on the other line, which is presently not operational. Additionally, certain parts of the processing equipment have been and are being replaced or upgraded on both lines so as to improve processing throughput. Such changes that have been installed on the line that is presently operational have resulted in the expected improvements. TieTek management believes that, once all of the replacements and improvements are made to all lines, the total capacity of the Houston and Marshall plants will be sufficient to achieve design production capacity.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $667,092 for the three months ended September 30, 2005 compared to $1,173,529 for the three months ended September 30, 2004, a decrease of $506,437, or 43% This decrease is primarily due to reduced legal and accounting costs. TieTek currently has 63 employees, an increase of 34 since December 31, 2004.

Depreciation and Amortization. Depreciation and amortization expenses were $368,201 for the three months ended September 30, 2005 compared to $273,797 for the three months ended September 30, 2004, an increase of $94,404, or 34%. This increase reflects primarily plant and equipment additions made to the Marshall plant during 2004 and 2005.

Other Income and (Expense). Total other expense was $538,161 for the three months ended September 30, 2005 as compared to $309,205 for the three months ended September 30, 2004, an increase of $228,956, or 74%. This increase is attributable to increased interest expense on the Construction Loan, a portion of which interest was charged at 18% because the loan was in default, interest expense associated with the issuance of the Debentures, and recognition of interest expense of $161,369 associated with the beneficial conversion feature of the Debentures.

Results of Operations for the nine months ended September 30, 2005 versus September 30, 2004

The net loss of $10,072,213 for the nine months ended September 30, 2005 reflects an increase of $3,180,085 from the net loss of $6,892,128 in 2004. This increase in net loss is primarily the result of (1) an increase in the gross loss of $3,023,242, (2) an decrease in selling, general and administrative expenses of $331,771, (3) the reduction to zero of the payments to the Royalty Holders in settlement of various rights to royalty payments of $750,000 and (5) increased depreciation and amortization of $539,183.

Sales. Net sales for the nine months ended September 30, 2005 and September 30, 2004, were $4,933,064 and $1,806,598, respectively, and related to the sale of 89,454 and 34,568 crossties, respectively. Net sales for 2005 also included the sale of $13,298 in miscellaneous unusable raw materials. The increase in net sales was due to increased production.

Gross Loss. During the nine months ended September 30, 2005, gross loss for TieTek was $5,202,050, compared to a gross loss of $2,178,808 for the nine months ended September 30, 2004. The increase in gross loss was due primarily to selling crossties on a fixed sales price at lower than its manufacturing costs and the higher cost of the manufactured crossties resulting from higher raw materials costs and production problems.

Startup Expenses – Marshall. TieTek incurred $213,125 of start up expenses associated with the Marshall facility during the nine months ended September 30, 2004. These expenses were principally labor, benefits, training and related overhead costs associated with startup of the first production line. The first line began production of commercial quantities of crossties in July 2004.

Selling, General & Administrative Expenses. SG&A expenses were $2,354,416 for the nine months ended September 30, 2005 compared to $2,686,187 for the nine months ended September 30, 2004, an decrease of $331,771, or 12.35%. The decrease was primarily the result of decreased legal and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $1,078,834 for the nine months ended September 30, 2005 compared to $539,651 for the nine months ended September 30, 2004, an increase of $539,183, or 100%. This increase reflects primarily additions made to the Marshall plant during 2004 and 2005.

Liquidity and Capital Resources

For the nine month period ended September 30, 2005, the Company used $8,272,053 in cash in its operations, reflecting primarily the net loss for the nine month period ended September 30, 2005 of $10,072,213 adjusted for non-cash expenses, which were $2,316,864, and changes in operating assets and liabilities of $516,704, which were primarily attributable to an increase in accounts receivable of $566,283, purchase of raw materials and production of finished goods inventory of $679,062, and an decrease in accounts payable and accrued expenses of $689,569. For the nine month period ended September 30, 2004, we used $7,706,701 in cash for our operating activities, reflecting primarily the year to date net loss for the quarter of $6,892,128, adjusted for net non-cash expenses, which were $1,219,649, and increases in operating assets and liabilities of $(2,034,222) (principally increased raw materials inventory for the Marshall facility, increase in accounts receivable and payments of accounts payable).

During the nine month period ended September 30, 2005, investing activities used cash of $1,564,366. Our uses of cash consisted of the purchase of property, plant and equipment. During the same period in 2004, investing activities used cash of $6,031,168.

Net cash generated by financing activities during the nine months ended September 30, 2005 was $4,553,527, consisting of proceeds from the sale of the Debentures, redemption of Series AA preferred stock and payment of notes payable. Net cash provided by financing activities during the nine months ended September 30, 2004, was $20,638,465, consisting primarily of $1,902,663 in proceeds from warrant exercises, $11,453,525 in net proceeds from the Construction Loan, $9,051,250 in net proceeds from the sale of preferred stock, $952,100 in proceeds from stock subscriptions; partially offset by a $2,000,000 payment on a note payable to a related party, payment of $94,500 in dividends and payments associated with debt and equity transaction costs of $256,864.

As of September 30, 2005, NATK had a negative working capital balance of $3,832,485, an unrestricted cash balance of $286,947 and a restricted cash balance of $2,205,151.

The cash flow deficit from operations will likely decrease in the future if the Company is able to operate all three production lines at full capacity and to obtain a sales price for its ties that reflects the increased cost of recycled plastic. The Houston facility was not in production from April 8, 2005 until the latter part of September because of an oil leak that resulted in a fire which damaged the plant’s electrical system. The landlord of the Houston facility, which is leased by the Company, was responsible for restoring the damaged building. Although the repairs were not completed within 60 days after the fire as required by the lease, the Company elected to remain in that facility until the repairs were completed. The delay in completing the repairs resulted in a delayed restart of the Houston facility until September 2005. The Company has recovered insurance proceeds covering a large portion of its losses associated with the fire and believes that its insurance will cover most of its remaining costs.

One operating line at the Marshall facility began commercial production in July 2004, and the second production line began in February 2005. In October 2005 both lines in the Marshall facility began to experience difficulties related to the automation control program. The Company stopped production on both lines and replaced the defective automation control program on one line with an automation control program made by a different manufacturer. The Company determined not to resume production on the other line in the Marshall facility until a new automation control program could be installed and a more favorable sales price to its customers could be negotiated. At the Houston facility, production ceased from the April 8, 2005 fire until repairs were completed in September, then was stopped again in November through the end of the year, pending renegotiation of our sales price with customers. Each line at Marshall is expected to have the capacity to produce up to 10,800 crossties per month at design rates. When combined with production from the Houston line, we should have the capacity to produce 28,000 to 30,000 crossties per month. At these production levels, TieTek would produce enough ties to satisfy its sales quota to Union Pacific and sell to other railroads.

At the end of the third quarter 2005, the Company believed that the additional funds obtained through the sale of the Debentures and the restructuring of the Construction Loan would provide adequate working capital to fund operations through at least December 2005. However, reduced production levels and the increase in the price of recycled plastic have resulted in the need for additional financing to sustain operations through December 2005. Management is pursuing several alternatives to provide that financing, including obtaining approval to sell securities held in an unconsolidated affiliate, identifying new sales opportunities for existing crossties held in inventory, renegotiating existing sales agreements, obtaining commitments from the current Debenture holders to purchase new debentures, and seeking new sources of financing. See “Recent Developments”.

The lack of sufficient working capital at December 31, 2004 raised substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent public accountant’s report accompanying the consolidated financial statements for the year ended December 31, 2004 was qualified with respect to the risk.

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

Sale of Securities

In connection with the Loan Amendment, on July 7, 2005, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Sponsor Investments, LLC (“Sponsor”), Toibb Investment LLC (“Toibb Investment”), Michael Toibb (“Toibb”), Scott M. and Cheryl L. Hergott Living Trust (“Hergott”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), and Islandia, LP (“Islandia”, and, together with Sponsor, Toibb Investment, Toib, Hergott, Crestview and Midsummer, collectively referred to as the “Purchasers”) in which the Company agreed to issue to the Purchasers the Debentures and warrants (“Warrants”) to purchase up to 5,554,438 shares of Common Stock of the Company at $0.24 per share.

Concurrently with the execution of the Securities Purchase Agreement, the Company, the Purchasers and Feldman Weinstein, LLP, as custodial agent for and for the benefit of the Purchasers (“Custodian”) entered into a Custodial and Security Agreement pursuant to which the proceeds of the sale of the Debentures and the Warrants were deposited with the Custodian. At the closing of the sale, the Custodian distributed $2,000,000 of such proceeds to the Company and placed the remaining $3,000,000 in an account (the “Account”). The Company withdrew in August $800,000 from the

Account and in November withdrew the remainder of $2,200,000 from the Account. In order to withdraw funds from the Account, the Company was required to submit to the Custodian, at least three business days prior to any such withdrawal, a request for funding which was not to exceed certain funding caps set forth in the Securities Purchase Agreement. Each funding request was required to include a resolution of a committee of disinterested directors of the Company requesting the funds.

After receipt of a funding request from the Company, the Custodian was obligated (in the absence of a veto exercised by Purchasers holding at least 66 2/3% of the principal value of the Debentures) to provide the requested funds to the Company. Even though the Securities Purchase Agreement restricts the Company from receiving the full amount of funds in the Account until May 2006, during November 2005 the Company made a request to withdraw the remaining funds from the Account, and the request was granted. This decision was made in response to lower than anticipated levels of production, the unprecedented increase in the price of recycled plastics and the cessation of sales to its major customers pending negotiation of a surcharge for the cost of recycled plastics.

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

The Company used the proceeds from the sale of these securities primarily to fund its manufacturing processes, but $332,052 was used to finance the mandatory redemption of the remaining 250 shares of Series AA outstanding. In connection with the change of control of the Company that occurred on February 22, 2005, each holder of Series AA shares was entitled to require the Company to redeem his shares for 130% of the stated value thereof. On May 19, 2005, the sole remaining holder of Series AA shares presented a demand to the Company that the Company redeem its shares because of such change in control. On July 12, 2005 the Company redeemed the Series AA shares. Following this redemption, no further Series AA shares were outstanding. The Company also issued to the holder of the Series AA, 84,549 shares of Common Stock in payment of dividends accrued on such shares.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into a Securities Purchase Agreement on July 7, 2005 pursuant to which it issued $5,000,000 in principal amount of Debentures, and Warrants to purchase up to 5,554,437.63 shares of Common Stock. On July 14, 2005, the Company issued 4,541,822 shares of its Common Stock to Opus in payment of $407,944.35 in principal and $614,171.23 in interest owed to it. On August 1, 2005, the Company issued to the holder of the Series AA shares, 84,549 shares of Common Stock in payment of dividends accrued on such shares. On November 8, 2005, the Company issued an aggregate of 931,679 shares of Common Stock to the holders of the Debentures and the New Note as payment of interest thereunder. Shares of Common Stock are issuable on a quarterly basis in payment of interest under the New Note and the Debentures and upon conversion of the Debentures. See Form 8-K filed by the Company with the SEC on July 13, 2005 for a more detailed description of this transaction.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on November 2, 2005 the shareholders elected Robert M. Hoyt as a Class III director. William C. Thompson, who was also nominated as a Class III director, declined to serve, so his nomination was not acted on at the meeting. Each of the other matters described in the proxy statement for the meeting was approved. In addition to the Class III director elected at the meeting, General Goh Yong Siang and Kenneth Z. Scott are Class I directors and Henry W. Sullivan is a Class II director, each of whose term of office continued after the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:

MATTER VOTED ON	FOR	WITHHELD OR AGAINST	ABSTAIN AND NON- VOTES
Election of Robert M. Hoyt as a Class III director of the Company.	93,296,104	998,129	—

Approval of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 150,000,000 to 250,000,000	92,224,145	2,004,385	65,705

Ratification of the adoption of the North American Technologies Group, Inc. 2005 Stock Option Plan	81,028,392	1,703,228	11,562,615

Ratification of the appointment of Ham Langston & Brezina, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.	92,624,624	810,501	10,365

Item 5. Other Information

On December 2, 2005, a representative appointed by the holders of the Company’s Debentures presented to the Board, and the Board approved, the Master Plan for implementing changes in the Company, which contemplates management changes beginning on or about January 1, 2006. Neal Kaufman was appointed as a consultant for the Company beginning December 5, 2005. The Company anticipates that in connection with the Master Plan, Mr. Kaufman, or some other person acceptable to the Company and its lenders, will become the Chief Executive Officer of the Company. The Company anticipates that Henry W. Sullivan, the current Chief Executive Officer, will resign concurrently with the appointment of his successor and will remain with the Company as its Chief Scientist/Strategist to concentrate on extending the TieTek technology and strategy.

The Company is currently negotiating with Mr. Kaufman an employment agreement and related compensation expected to consist of a significant base salary and cash performance bonus opportunities, together with significant stock options, grants or other incentive compensation. Although Mr. Kaufman has indicated his willingness to become the Company’s chief executive officer upon negotiation of an acceptable employment agreement with the

Company, no assurances can be given that the Company and Mr. Kaufman will actually enter into a definitive employment arrangement on a timely basis.

Neal Kaufman is the brother of Scott Kaufman, who is Managing Director of Midsummer Capital LLC, which serves as investment manager for Midsummer Investment Ltd., which is the beneficial owner of more than 5% of the Company’s common stock and a holder of the Debentures. Scott Kaufman served as the representative of the Debenture holders in performing the analysis of the Company’s operations for the purposes of presenting the Master Plan.

The Master Plan included recommendations for other changes in management personnel including the chief financial and accounting officer, and a $5 million financing under the same terms and conditions as the Debentures, to be completed in December 2005, including $2 million in capital expenditures for the Marshall facility.

The request for $5 million in financing has been submitted to the Debenture holders along with the Master Plan, and the Company is waiting for a response to their request. We are unable to predict whether those funds will be made available from the Debenture holders by the projected date of December 15, 2005 or at all.

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company	Incorporated by reference to the Company’s Form 10-QSB for the six months ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-QSB for the quarter ended September 30, 2003

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to Exhibit 3.8 to the Company’s Form 10-QB dated August 10, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Filed herewith.

10.1	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to Form 8-K filed May 13, 2005.

10.2	Securities Purchase Agreement dated July 7, 2005, between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, .Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.3	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to Form 8-K filed July 13, 2005

10.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005.	Incorporated by reference to Form 8-K filed July 13, 2005

10.5	Custodial and Security Agreement, dated July 7, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to Form 8-K filed July 13, 2005

10.6	Limited Waiver and First Amendment to Construction Loan Agreement dated July 7, 2005.	Incorporated by reference to Form 8-K filed July 13, 2005.

10.7	Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to Form 8-K filed July 13, 2005.

31.1	Certification of Henry W. Sullivan, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Henry W. Sullivan, Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: December 9, 2005	/s/ Henry W. Sullivan
Henry W. Sullivan Chief Executive Officer

Date: December 9, 2005	/s/ Joe B. Dorman
Joe B. Dorman Chief Financial Officer