Form 10KSB
period 2005-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2006-03-31
CIK 808013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Name of Small Business Issuer in Its Charter)

DELAWARE	33-0041789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

429 Memory Lane

Marshall, Texas 75672

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (281) 847-0029

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

State issuer’s revenues for its most recent fiscal year: $5,171,400

The aggregate market value of the voting Common Stock held by non-affiliates as of March 30, 2006 was $3,022,210, based on the average bid and asked price of such Common Stock as of such date.

As of March 31, 2006, there were 77,753,398 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one)    ☐  YES    ☒  NO

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We began commercial manufacturing and shipping of crossties from our Houston facility during the third quarter of 2000 and from our Marshall, Texas facility during the third quarter of 2004. The TieTek facilities are currently capable of producing more than 22,000 ties per month; however we have experienced difficulty in reaching design rate production due to a variety of equipment and production start up problems at the Marshall facility and a fire on April 8, 2005 at the Houston facility.

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

Contemporaneously with the execution of the Stock Purchase Agreement, and as a condition to the closing of the transactions contemplated thereby, Avalanche, Maddox and the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Sponsor Investments, LLC (“Sponsor”) in which Sponsor (the “Sponsor Transaction”) agreed to exchange (a) its option (the “Sponsor Option”) to acquire a 49.9% ownership interest in TieTek and (b) its Class B Membership interest in TieTek (the “Class B Membership Interest”) for 43,114 shares of Series CC Preferred Stock of the Company (“Series CC”) and a warrant to purchase 9,158 shares of Series CC of the Company (collectively, the “Exchange

Securities”). The 43,114 shares of Series CC issuable pursuant to the warrant are convertible into approximately 39,920,374 shares of Common Stock, and the 9,158 shares of Series CC are convertible into an estimated 8,479,630 shares of Common Stock. The Sponsor Transaction was closed on February 22, 2005. Assuming full conversion of all of the Company’s preferred stock currently outstanding, Sponsor would own approximately 33% of the total outstanding shares of Common Stock and a warrant to purchase a number of shares of preferred stock that are convertible into 33% of the shares of Common Stock subject to outstanding warrants, immediately following the consummation of the Exchange Agreement. The consummation of the Sponsor Transaction resulted in a further change of control of the Company.

On February 22, 2005, Sponsor, certain of its affiliates, and the Purchasers (the “Participating Stockholders”) entered into a Stockholders Agreement (“Stockholders Agreement”). Pursuant to the Stockholders Agreement, the Participating Stockholders agreed to vote all of the shares of the Company’s voting stock to which they control the voting power in favor of the election of two nominees designated by the Purchasers, two nominees designated by Sponsor, and one nominee designated by Sponsor and Big Bend. This obligation to vote terminated on May 31, 2005.

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

The Exchange Agreement materially changed the relationship of Sponsor, the Company and TieTek. The Regulations of TieTek were adopted in February 2004 in connection with a $14,000,000 construction loan agreement provided to the Company by Opus, a Sponsor affiliate (the “Construction Loan”). Under those Regulations, TTT held the entire Class A membership interest (consisting of 1,000 units), and Sponsor held the entire Class B Membership Interest (consisting of a single unit), in TieTek. In addition, Sponsor had the Sponsor Option to purchase 499 Class A membership interests (49.9%) of TieTek from TTT for $5,000,000, subject to reduction for payments made to certain royalty holders. The Sponsor Option was exercisable between February 5, 2006 and February 5, 2011. If Sponsor exercised the Sponsor Option, either Sponsor or the Company would have been able, within one year, to submit an offer to the other party to either sell its interest or buy the interest of the other party, at the same offering price. The agreement with Sponsor further prohibited the Company and Sponsor from competing with TieTek and from pursuing new business expansion opportunities involving the building of additional railroad crosstie manufacturing lines or plants or the manufacture of related products using the patents or technology owned by TieTek, without first offering them to TieTek. If the Company or Sponsor were unable or unwilling to provide the financing necessary to pursue such business opportunity, the other party would have been able to pursue such business opportunity for its own interest, but would have had to pay TieTek a royalty of 5% (or as otherwise agreed) of revenues from the sale of goods manufactured by such business opportunity.

Sponsor also had the right to elect a majority of the Board of Managers of TieTek. The Company had the right to receive annual distributions from TieTek to pay its tax liability for each year allocable to TieTek operations. In addition, after December 31, 2006 the Company was entitled to receive a cash distribution of 25.5% of TieTek’s net income for that year (the “Mandatory Distribution”). To the extent that the Company received any distributions for taxes or a Mandatory Distribution, Sponsor would have been entitled to receive a distribution or service fee essentially in the same amount distributed to the Company. In addition, the Company, Sponsor or affiliates of either would have been able to provide TieTek, on a cost efficient basis, with services (e.g. accounting, legal, computer support, etc.) that were reasonably necessary and receive payment for such services.

Upon the consummation of the Sponsor Transaction, TieTek became a wholly owned subsidiary of the Company and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated.

Immediately following the closing of the Sponsor Transaction, Sponsor distributed to its members, Herakles Investments, Inc. (“Herakles”), and Astraea Investment Management, L.P. (“Astraea”), 36,105 and 5,389 shares of Series CC, respectively and warrants to purchase 3,434 and 1,145 shares of Series CC, respectively (the “Sponsor Distribution”). Contemporaneously with the Sponsor Distribution, Sponsor assigned to Crestview and Big Bend, warrants to purchase 2,290 and 2,289 shares of Series CC, respectively. Sponsor also sold 1,620 shares of Series CC to Paul Pottinger, Christopher Bancroft, Michael Jordan, John M. Pigott, Goh Yong Siang, Pat Long, David Kellogg, Charles Jarvie, and David Pasahow

(the “Sponsor Purchasers”). Pursuant to the Voting Agreement dated as of February 22, 2005, by and among Sponsor, Herakles, Astraea and the Sponsor Purchasers (“Voting Agreement”), each of Herakles, Astraea and the Sponsor Purchasers granted Sponsor an irrevocable proxy to vote its shares of the Company’s voting stock on all matters.

Pursuant to the Exchange Agreement, the Stock Purchase Agreement and the Stockholders Agreement, all of the officers and directors of the Company in office immediately prior to execution of those agreements were replaced. The Purchasers and Sponsor had the right to appoint all officers of the Company other than the Chief Executive Officer, who was appointed by the mutual agreement of the Purchasers and Big Bend. As of the closing of the Sponsor Transaction, the board of directors was composed of Mr. Sullivan, as the designee of Sponsor and Big Bend, Robert M. Hoyt and Kenneth Z. Scott as the designees of the Purchasers, and General Goh Yong Siang and Robert W. Black, as the designees of Sponsor. Mr. Black resigned from the board of directors of the Company in April 2004, and Sponsor did not designate a replacement for him. On December 31, 2005, Mr. Hoyt resigned from the board of directors, and the Purchasers designated Scott Kaufman to serve as his replacement.

Industry Overview

A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track system contributes to maintaining the rail “gauge” or spacing and to supporting and distributing the forces of the loaded train. Although different types of “crossties” or “ties” have been used throughout the history of railroad construction, the hardwood crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or “in gauge”), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rail. In addition, the “nailability” of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. As is the case in most industrialized nations, the demand for ties in new construction in the U.S. has been minimal in recent years given the lack of expansion of the current track system. Thus, most of the demand for new ties in the U.S. is for the replacement of old ties. Current demand for new wood ties in North America is estimated, based on industry reference materials, to exceed 18 million ties per year, while demand in the rest of the world is estimated to be more than 60 million ties per year.

The worldwide supply of crossties falls into four primary categories: wood, concrete, steel, and other alternatives. According to industry statistics, wood ties dominate the market, providing about 86% of U.S. demand and about 75 - 80% in the rest of the world. In the U.S., concrete holds approximately a 10% market share, with steel and other alternate materials representing approximately 1-3% of the market. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wood ties. Generally, the technical requirements of a railroad crosstie are described as follows:

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

Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties can be compared to wood ties in these critical areas, but the ultimate test is performance under load on actual track. TieTek™ crossties continue to perform successfully against these standards.

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

Independent Production Testing. The TieTek™ crosstie has undergone a range of tests conducted at several independent testing facilities. The TieTek™ crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at The Wood Science Laboratory at the University of Illinois. This laboratory is highly credible with the railroad industry. In this series of tests, the TieTek™ crosstie’s performance was comparable to that of wood ties. The laboratory also conducted accelerated aging tests which showed the TieTek™ crosstie had a slower rate of degradation of its properties than is common with wood ties. These tests indicate that the TieTek™ crosstie can be used interchangeably with wood and will last longer than creosote-treated wood ties.

We also had our crosstie tested at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. As a subsidiary of the American Association of Railroads, this independent industry facility tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. In a heavy load test at Pueblo, which is still ongoing, TieTek’s crossties have experienced over 800,000,000 gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with little, if any, problems of any kind. The TTCI tests confirm that the TieTek™ crosstie still meets the requirements of the industry after the equivalent of many years of commercial service. TieTek™ crossties in commercial track installations have experienced over an estimated 1,500,000,000 gross tons of load.

These installations provide a wide range of operating conditions with extremes of temperature and moisture, on soft track beds, with very heavy loads, and in both curved and straight track. The TieTek™ crossties installed to date have experienced no performance problems, but some ties have experienced problems in the process of installation. We have made estimated reserves for the cost of replacement for those ties.

Manufacturing

Process. There are four basic functions in the TieTek manufacturing process:

•	Raw Material Selection and Handling – There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the manufacturing downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

•	Compounding and Mixing - Mixing, melting and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt. The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek™ technology and includes patented and other proprietary techniques that we believe are unique to the TieTek™ crosstie.

•	Shaping, Forming and Cooling - The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek™ technology produces a crosstie, with dimensions of 7” x 9” x 9’ (which can be modified to special order), and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties. We texture the exterior of the crosstie to improve interaction with the ballast.

•	Quality Assurance - We have established a series of quality control steps to verify the structural integrity of each crosstie produced. The testing provides a record of each crosstie for quality control of the manufacturing system, as well as improved customer confidence. The data provides process information for improved operation and continued product development.

Raw Materials. The raw materials used in our product are available from multiple suppliers. Avangard Industries, Inc. of Houston, Texas, a supplier of recycled plastics, provided a majority of all our raw material purchases during 2005. The availability, and more specifically the price, of key raw materials are critical to the cost of the TieTek™ crosstie. Recycled plastic is a major raw material component whose price and availability has fluctuated significantly in recent years. High prices and tight supply have seriously affected the economics of manufacturing TieTek™ crossties. Similarly, lower prices would lead to higher margins. Recognizing this sensitivity, we have focused on using a variety of low-grade sources of recycled plastic that should be available and priced below other materials. The TieTek™ technology and process design has been specifically configured to accept recycled plastic that could not be processed using more conventional equipment. The flexibility of the manufacturing process can therefore mitigate the impact of the recycled plastics market to some extent. We have recently received a commitment, subject to certain conditions, for $1,500,000 to purchase and install a shredder/grinder/ wash tank line for our production lines, which should enable us to improve the quality and consistency of raw materials and therefore of our output. We will continue development efforts to broaden the raw material slate without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously continue to have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

The cost of recycled high density polyethylene plastics (“HDPE”) rose to unprecedented highs during 2005. Among the causes for the price increase given by the plastics industry were natural gas feedstock shortages, production problems, demand from Asian users and hurricanes Katrina and Rita. Because HDPE is the largest component of the cost of a crosstie, the impact of higher prices, combined with lower availability of HDPE, severely and negatively affected the Company. Significant cost increases of HDPE, combined with the low sales prices established under the Company’s sales agreement with Union Pacific Railroad (“Union Pacific”) and others entered into during periods of lower HDPE costs, resulted in significant losses during 2005.

In response to the escalating costs of recycled plastics, management and the Board of Directors determined that a surcharge had to be added to the selling price of the crossties, based on changes in the published price of HDPE over time.

We notified our customers of the surcharge and indicated that it would be adjusted quarterly. While certain customers agreed to purchase crossties at the new price levels, negotiations continue with other customers. Union Pacific, the customer that accounts for a majority of our sales, has orally agreed to pay a surcharge based on the increased cost of HDPE for the year 2006, and we expect to enter into an amendment to our sales agreement with Union Pacific reflecting that price change in the near future.

Production. We have one production line at our Houston facility and two production lines at our Marshall facility. The first crosstie manufacturing line at the Marshall facility began production in July 2004. Start up of the second line at Marshall was deferred until line one problems were understood and corrected. Once the first line demonstrated viable operation, all the changes and improvements were implemented on the second line, which became operational in February 2005. Since that time we have made significant improvements in the mixing and molding equipment.

In late September 2005, the Company’s Board of Directors determined to refrain from selling crossties to customers at prices that would not reflect our increased costs, and sought a surcharge in the sales price of crossties to cover the increased cost of plastics. To allow time to negotiate the surcharge, and to prevent incurring increased losses arising from negative manufacturing margins, we decreased production at the Marshall facility until a more favorable crosstie sales price could be negotiated. We agreed with Union Pacific that all ties manufactured during a test period in November and December would be subject to inspection by Union Pacific to confirm that the ties met Union Pacific specifications, that we had the consistent ability to produce such ties and that we had implemented sufficient process controls. In January 2006, the test period was concluded and the desired quality control was confirmed. Union Pacific purchased 10,000 ties produced during that test period at a price that included the plastics surcharge, and placed an order to purchase additional ties at a renegotiated price.

Up until the fire on April 8, 2005, the Houston facility was producing approximately 4,500 ties per month, most of which were sold to Union Pacific under contract. Production resumed when repairs were completed in September 2005, then was stopped again in November pending renegotiation of our crossties sales price with customers to include a surcharge for the increased cost of plastics. The Houston facility is not currently in production since we are primarily focused on making improvements to the Marshall facility so it can operate at full capacity. Because the lease for this facility expires in April 2006, management is currently exploring alternative locations for the Houston production facility.

Sales and Marketing

Overview and Strategy. We believe there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wood creosote-treated ties. Factors affecting these trends are:

•	The railroad infrastructure in North America is mature and requires constant maintenance. More than 18 million ties are purchased each year.

•	The ongoing trend to heavier loads and higher speeds will exacerbate the rate of failure of wood ties.

•	There is a strong economic motivation to use longer life ties because the replacement and disposal of an old tie actually costs several times the cost of the new tie alone. In addition, the maintenance process can impact the freight carrying (and revenue producing) capacity of the track.

•	Quality hardwoods are in tight supply with declining areas of mature forests and environmental pressure to protect trees.

•	Wood ties must be protected with preservatives such as creosote to achieve even a tolerable economic life. Creosote and other preservatives are toxic chemicals that pose potential environmental liabilities for railroads.

•	The composition of wood ties is inconsistent by nature, because the physical properties and overall quality vary from sawmill to sawmill and tree to tree.

The TieTek™ crosstie is consistent, interchangeable with wood ties, resists water and insect damage without the use of preservatives and is produced from recycled raw materials. Because of these advantages, the TieTek™ crosstie has been successfully marketed as a premium alternative and replacement for wood ties. Creosote treated wood ties cost between $40 and $50 in the U.S. and substantially more in many parts of the world. The TieTek™ crosstie has been sold at a significant premium over wood ties because it has superior life-of-the-tie economics.

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

Major Customers. Our sales to Union Pacific represented 63% of total revenues for the year ended December 31, 2005, and 80% for the year ended December 31, 2004. In addition, another customer accounted for 18% of revenues in 2005. We are currently in negotiations with Union Pacific to establish a pricing structure for the sale of crossties which includes a surcharge based on the published index of recycled HDPE flake for the previous month, and changes monthly. Union Pacific has orally indicated its agreement to pay this surcharge, and has purchased crossties in 2006 at a sales price which includes a plastics surcharge.

We have sold and installed TieTek™ crossties at a number of other major railroads, including Burlington Northern and Canadian National. In addition, we have sold and installed our ties in several parts of the world, including Australia, India, Japan, Bangladesh, Thailand, Brazil and Canada. Internationally, we work with licensees, joint venture partners and government railroads to expand markets.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek™ crossties in Australia and New Zealand. The agreement requires a base level license fee with agreed milestones and percentage royalties based on production. Oz-Tex did not produce any ties and we did not receive any payments in 2005.

In March 2006, we entered into a memorandum of understanding with Patil Rail Infrastructure Limited (“Patil”), the largest manufacturer of concrete and wooden crossties in India. Patil has been testing the use of TieTek™ crossties as an alternative to concrete ties in installation in India for several years and has recently agreed to purchase 35,000 ties and to market TieTek™ crossties in India, subject to inspection by the Indian railroad. Patil will be our exclusive dealer in TieTek™ crossties in India through March 2008 and, if the demand for our crossties proves sufficient, we will license our proprietary information to Patil and advise them on establishing and operating a crosstie manufacturing facility. Terms of the licensing arrangement are subject to negotiation, and may involve our joint venturing this operation with Patil.

Competition

We believe that the primary market niche for the TieTek™ crosstie is a share of the wood tie replacement market. We view the producers of hardwood ties as our primary market competition. The treated wood tie industry in the U.S. is very mature and entrenched with such large and well capitalized suppliers as Allied Signal, Koppers, Inc., Rail Works, Inc. and others. We believe that the wood tie will continue to be the dominant factor in the market for many years. However, the TieTek™ crosstie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood.

Neither concrete nor steel ties can be used in a mixed track maintenance program with wood ties because their physical properties are drastically different from wood ties. Concrete and steel ties require special fasteners as well as dedicated installation equipment and procedures. We believe that concrete and steel ties will continue to be used for new track (where incompatibility with wood ties is not a problem) and in other special situations, but that they will not replace the wood crosstie as the dominant technology. The TieTek™ crosstie may compete well with steel and concrete, particularly because the TieTek™ crosstie currently has a cost advantage, but the largest and most logical market target is to earn a share of the dominant wood tie segment.

Several companies have made attempts to commercialize alternate ties over the years, but to date none of those companies has established the market position that we have. In recent two of years our competitors (Polysum and Premix) have discontinued operations, and in 2006 our two primary competitors (Polywood and U.S. Plastic Lumber) ceased production of plastic crossties. While two new companies (Performance Rail Tie and Integrico) have announced their intentions to create plastic crossties, we believe that our tie is a more salable, more proven and more accepted product and technology. While there can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace, we believe we are in a unique position by producing and marketing large volumes of TieTek™ crossties, by entering into strategic partnerships with licensees, suppliers and customers, by continuing testing and reporting, by making product and process improvements, and by being a strategic supplier to the railroad industry. We realize the advantages and obligations of being a major supplier of a new product to a mature industry and are moving quickly to attempt to consolidate our business position.

Human Resources

We currently have 74 full-time employees and 19 contract employees through staffing agencies. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

We lease a 23,000 square foot manufacturing facility on three acres of land in Houston, Texas on which one production line has operated. The lease is for a term ending April 2006 at a monthly rental of $14,319, with a CPI adjustment to the monthly rental at the beginning of every renewal period. We do not intend to renew the lease on the Houston facility and are looking for new, larger space that could accommodate the relocation of the current Houston production line, installation of a new shredder/grinder/wash tank line and the potential addition of new product lines.

We own a 185,000 square foot building on 40 acres of land in Marshall, Texas on which two production lines operate. Our principal creditor, Opus 5949 LLC (“Opus”), holds a mortgage covering the Marshall facility property and improvements.

We believe our facilities are in good, serviceable condition, adequate for their intended use and are adequately insured. The Houston facility was not in production from April 8, 2005 until the latter part of September because of an oil leak that resulted in a fire which damaged the plant’s electrical system. The landlord of the Houston facility was responsible for restoring the damaged building. The Company has recovered insurance proceeds covering the majority of its losses associated with the fire. The Houston facility is not currently in production since we are primarily focused on making improvements to the Marshall facility so it can operate at full capacity.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in various legal actions arising in the normal course of business for which we maintain insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on November 2, 2005, the shareholders elected Robert M. Hoyt as a Class III director and approved each of the matters described, in the proxy statement for the meeting. In addition to the Class III director elected at the meeting, General Goh Yong Siang and Kenneth Z. Scott are Class I directors and Henry W. Sullivan is a Class II director, each of whose term of office continued after the meeting. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, on each matter voted on at the meeting and each nominee for office were as follows:

	MATTER VOTED ON:	FOR	WITHHELD OR AGAINST	ABSTAIN AND NON-VOTES
1.	Election of Robert M. Hoyt as a Class III director of the Company	93,302,956	991,279	—
2.	Approval of an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 150,000,000 to 250,000,000	50,926,232	1,854,085	65,705
3.	Ratification of the adoption of the Company’s. 2005 Stock Option Plan	81,031,442	1,703,228	72,901
4.	Ratification of the appointment of Ham, Langston & Brezina, LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.	93,480,219	652,231	10,365

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock was traded on the NASDAQ SmallCap Market under the symbol “NATK” until the delisting as of the opening of business on Monday, June 27, 2005. Following the delisting, our Common Stock was quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading. The following table sets forth the range of high and low bid prices of our Common Stock as reported by NASDAQ until June 26, 2005, and as quoted on the Pink Sheets thereafter. These prices for our Common Stock are inter-dealer prices, without retail mark-ups, mark-down or commissions, and may not represent actual transactions.

2005

First Quarter	$0.71	$0.43
Second Quarter (through June 26, 2005)	0.62	0.35
June 27 through June 30, 2005	0.27	0.20
Third Quarter	0.52	0.11
Fourth Quarter	0.48	0.13

2004
First Quarter	1.31	0.81
Second Quarter	0.99	0.60
Third Quarter	0.77	0.39
Fourth Quarter	1.00	0.40

As of December 31, 2005, we had approximately 682 stockholders of record of our Common Stock.

We have not paid any dividends on the Common Stock since the formation of the Company and do not anticipate paying dividends in the foreseeable future. There are no restrictions on the payment of dividends in any of the Company’s constituent documents or agreements.

Recent Sales of Unregistered Securities

Reference is made to the Form 10-Q filed by the Company with the SEC on December 9, 2005, and to the Form 8-Ks filed by the Company with the SEC on February 28, 2005, July 13, 2005 and January 5, 2006 for a description of the unregistered securities issued during the year ended December 31, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. Our composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. In August 2003, we purchased an 185,000 square foot facility on 40 acres of land near Marshall, Texas. We now have two manufacturing lines at the Marshall facility that should be capable of producing in excess of 22,000 TieTek™ crossties per month. While the Company has more than ten railroad customers, Union Pacific represents the majority of our revenues.

Summary of Recent Developments

In 2005, the Company experienced a change in control, changes in management, significant operating issues, and amended its existing loan and issued new debt. As described in Item 1. Description of Business – Changes in Control, each of the Control Transaction on November 12, 2004 and the Sponsor Transaction on February 22, 2005 resulted in a change of control of the Company. Also as a result of the Control Transaction, we elected a new chief executive officer and chief financial officer and the composition of our board of directors changed. As a result of the Sponsor Transaction, TieTek became a wholly owned subsidiary of the Company; however, since neither of these transaction resulted in proceeds to the Company and since we continued to incur operating losses, we sought additional capital from certain of our new shareholders and a waiver of the cash payment of principal and interest on our Construction Loan.

On July 7, 2005, we sold $5,000,000 in 7% Convertible Debentures due July 6, 2006 (the “July Debentures”) and warrants to purchase up to 5,554,438 shares of common stock at $0.24 per share (the “July Warrants”) to a group of investors. See “Sale of Securities” for a detailed description of the sale of the July Debentures. On the same date, we entered into an amendment of the Construction Loan which allowed for the payment of principal and interest on that loan in shares of our common stock until July 7, 2006. See “Construction Loan” for more detail on this amendment.

As described in Item 1. Description of Business, we continued to experience reduced production of our crossties and increased operating losses through the fall of 2005 because of the increased cost of raw materials, the fire at the Houston facility, and equipment problems at the Marshall facility. In September we materially decreased production to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers. As a result, the proceeds of the July Debentures were depleted by November, and we sought additional funds from certain of our new shareholders and an extension of the waiver of payment of principal and interest on our Construction Loan.

On December 28, 2005 we agreed to sell up to $6,500,000 in principal amount of 7% Convertible Debentures due December 31, 2006 (“December Debentures”) and warrants to purchase up to 6,374,299 shares of common stock at $0.18 per share (“December Warrants”) to a group of investors. See “Sale of Securities” for a detailed description of the sale of the December Debentures. In connection with that transaction, we obtained an extension of the due date of the July Debentures to December 31, 2006 and entered into a second amendment of the Construction Loan to extend the 2005 and 2006 payments of principal and interest in shares of our common stock until December 31, 2006. See “Construction Loan” for more detail on this amendment. We are currently in default under the December Debentures, the July Debentures and the Construction Loan because we have not yet entered into a long-term supply contract with Union Pacific on terms which our Board has determined to be economically viable for the Company, as required by the December Debentures. We anticipate entering into that contract with Union Pacific in the near future and obtaining a waiver of that event of default. Until those documents are received, however, all debt under the Construction Loan will continue to be classified as current debt.

Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.

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

Inventories - Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor and applied overhead.

Revenue Recognition - We generally recognize revenue when finished products are shipped FOB factory and accepted by the purchaser, except for products sold to Union Pacific. When the Union Pacific ties are segregated from the other crossties at our Marshall facility, the ties are ready for delivery and are made to industry specification, the risk of loss transfers to Union Pacific. We bill Union Pacific and recognize revenue at that time. At their request we have agreed to store as many as 20,000 Union Pacific ties at our facility for up to six months. Costs we incur for shipping and handling of finished products are classified as cost of goods sold. Royalty revenues are recognized when earned.

Concentration of Credit Risk - Credit risk is limited to accounts receivable from customers at December 31, 2005. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. We did not provide a reserve for bad debts in 2005.

Goodwill Impairments - Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis. At December 31, 2005, the net goodwill balance was attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included current market capitalization adjusted for thin trading volume, sales of unregistered securities to unrelated third parties, and analysis of the carrying value of the Company’s assets and liabilities. In 2005, based upon the impairment test performed, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. Accordingly, in 2005 an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books.

Results of Operations - Analysis of Years Ended December 31, 2005 and December 31, 2004

The net loss of $15,686,137 for 2005 reflects an increased loss of $4,050,567 over the net loss of $11,635,570 in 2004. This increase in net loss is primarily a result of (1) decreased revenues during the last quarter of 2005 caused by the suspension of sales to Union Pacific pending the outcome of negotiations regarding a raw materials price pass through, (2) increased costs and operations at reduced production levels of the Marshall facility, (3) an increase in cost of goods sold of $5,640,978, and (4) an increase of $606,669 in depreciation and amortization and a writeoff of goodwill in the amount of $1,511,358.

Net Sales. Net product sales increased 54.4% from 2004 to 2005 as a result of increased TieTek™ crosstie sales, primarily to Union Pacific, our largest customer. Sales to Union Pacific increased by approximately 22% from 2004 to 2005, and sales to other customers increased by approximately 287%. Substantially all of our revenues in 2005 and 2004 of $5,171,400 and $3,347,995, respectively, resulted from the sale of TieTek™ crossties.

Costs and Gross Loss. The gross loss for each of 2005 and 2004 consists of the loss incurred from sales of TieTek™ crossties. The costs associated with the sale of 93,014 TieTek™ crossties in 2005 were $12,270,416. The costs associated with the sale of 63,663 TieTek™ crossties in 2004 were $6,629,438. The negative margins reflect higher costs of raw materials, the inefficiencies of production and the increase in costs incurred primarily at the Marshall facility. Unanticipated equipment and manufacturing problems resulted in production, yield and quality levels below design. The cost of HDPE rose to unprecedented highs during 2005 due to natural gas feedstock shortages, production problems, demand from Asian users and hurricanes Katrina and Rita. Higher materials cost, additional staffing and low production levels resulted in unit costs well in excess of the selling price of the ties. The ability to improve gross margins will depend on our achievement of higher and more efficient levels of production with the same or lower levels of staffing and our ability to pass through the increased cost of raw materials to our customers. Gross margin improvement will also depend on improving yields from raw materials and other production efficiencies as production levels rise and operations stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,553.917 to $3,261,012 in 2005 from $4,814,929 in 2004. This decrease was primarily due to significant reduction or elimination of non-recurring consulting and legal costs to support litigation and restructuring. Additionally, there were decreases in wages for high salaried employees and startup expenses for the Marshall facility. We anticipate that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of TieTek™ crossties and the new chief executive’s employment agreement, but that most of the management structure and costs are already in place to support our existing three manufacturing lines at full production.

Other Income (Expense). Other expense increased $1,052,221 from $823,751 in 2004 to $1,875,972 in 2005. This increase was due primarily to increased interest expense of $580,916 on the $14,000,000 indebtedness to Opus (from $925,755 in 2004 to $1,506,671 in 2005), interest expense of $173,056 on the $5,000,000 indebtedness for the July Debentures and interest expense of $369,829 recognized for the beneficial conversion of debentures; offset by $55,729 of interest income and $136,000 on gain on sale of stock in unaffiliated subsidiary.

Liquidity and Capital Resources

For the twelve month period ended December 31, 2005, the Company used $11,295,633 in cash in its operations. To determine the use of cash in operations, the Company reduces the operating loss by certain non-cash items that make up a part of the operating loss and increases the operating loss by certain items that do not constitute part of the operating loss as reflected on its books. The non-cash items that reduce the operating loss are as follows: (i) issuance of Common Stock in payment of interest costs valued at $1,339,837, (ii) amortization of note discount and beneficial conversion feature of debentures valued at $369,829, (iii) deprecation and amortization, 1,410,679, (iv) premium on redemption of Series AA preferred stock valued at $87,500, (v) goodwill impairment of $1,511,358 and (vi) amortization of deferred debt cost of $37,200. The items that increase the operating loss to determine cash used in operations are changes in current assets and liabilities. The changes that occurred are as follows: (i) accounts receivables decreased because of collections and the cessation of sales to Union Pacific in the last quarter of 2005, (ii) finished goods inventories increased because production continued while sales were halted in the last quarter of 2005, (iii) prepaid expenses increased because the Company renewed its insurance for the fiscal year ending in 2006, (iv) accounts payable decreased because of payment of outstanding obligations, (v) interest payable increased because of additional interest accrued on the July Debentures, and (vi) other assets decreased because of amortization of such assets.

During 2005, investing activities used cash of $1,321,300. Our uses of cash included primarily purchases of property, plant and equipment of $1,432,281 and purchase of patents and other assets of $93,019, offset by the sale of a $204,000 of an investment in an unaffiliated company. During 2004, investing activities used cash of $6,320,901, including $6,184,259 for property, plant and equipment ($4,959,962 of which was for the Marshall facility).

Financing activities provided cash of $4,841,993 in 2005 and $21,197,860 in 2004. In 2005 cash was provided from the issuance of the July Debentures in the amount of $5,000,000, and $166,993 by an increase in a promissory note for the payment of insurance premiums; cash of $325,000 was used to redeem the remaining 250 shares of Series AA preferred stock. In 2004 cash was provided by the sale of $9,500,000 of preferred stock, the sale of $1,902,663 of common stock and warrants, the receipt of $1,000,000 from stock subscriptions, $11,900,000 from the Construction Loan, and $121,473 by an increase in a promissory note for the payment of insurance premiums. Cash of $2,000,000 was used to pay off an outstanding note, $1,131,776 was used to pay for the cost of selling preferred and common stock and obtaining debt, and $94,500 was used to pay dividends on Series AA preferred stock.

We had a working capital deficit of $19,578,571 as of December 31, 2005. For the year ended December 31, 2004, we incurred a net loss of $11,635,570 (including $2,234,848 of non-cash expenses). During 2005, negative cash flow from operations averaged approximately $941,000 per month. The Company has drawn down the full amount currently available under the July Debentures and the December Debentures and is currently in default under those Debentures. An additional $1,500,000 will be available for draw under the December Debentures if, prior to October 30, 2006, the Company achieves certain production goals, submits an acceptable plan for capital expenditures to the holders of the December Debentures and is not otherwise in default under the December Debentures. If that amount is drawn, up to $11,500,000 in principal amount (up to $6,500,000 of which is not reflected on the balance sheet because it was funded in 2006) will become due in December 2006, as well as $2,450,000 of principal payments under the Construction Loan. The Company does not believe that it will have achieved adequate cash flow or have sufficient funds to retire that debt by such date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of our independent public accountants which accompanies the consolidated financial statements has been qualified with respect to that risk.

The Company expects to receive Union Pacific’s consent to the amendment of its sales agreement in the near future and to obtain a waiver from its creditors of that event of default. The Company then plans to attempt to restructure or extend its existing debt prior to year end and to raise additional capital to fund the addition of production lines at its Marshall facility and potentially additional production lines at its relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations.

Construction Loan. On February 5, 2004, the Company, its operating subsidiaries entered into a $14,000,000 construction loan agreement (the “Construction Loan”) with Opus. The Construction Loan has a 10-year maturity, variable interest rate of prime plus 500 basis points over the prime rate (700 basis points after March 2005) and pledged security interest in plant, equipment and intellectual property relating to TieTek™ crosstie operations. Proceeds from the Construction Loan were used to fund construction of the two production lines at the Marshall facility, improvements to the Houston facility and operations of both. At June 14, 2004 the Company had drawn the full amount available under the Construction Loan.

In order to conserve its cash resources, the Company did not pay the payment, consisting of principal and interest of $757,944, due on April 1, 2005 to Opus on the Construction Loan, but obtained an extension of such payment to May 1, 2005 and again to May 9, 2005. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Opus in which Opus deferred payment of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005, in exchange for the Company’s agreement to seek short term working capital financing from certain shareholders that own a substantial amount of the Company’s capital stock and to seek permanent financing to replace the Construction Loan and build additional lines at the Marshall facility.

TieTek paid the interest due during the term of the Forbearance Agreement, at the default rate thereunder, by issuing a promissory note to Opus in the amount of $407,944, for the interest payment due April 1, 2005 (the “Interest Forbearance Note”). This promissory note bore interest at prime plus 700 basis points until May 9, 2005 and thereafter at the highest rate permitted by law.

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus which amended the provisions of the Construction Loan. Pursuant to the Loan Amendment, the following changes were made to the Construction Loan:

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

On December 29, 2005, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus (the “Second Amendment”) in which Opus agreed to extend the date through which quarterly principal payments would be deferred and shares may be paid in lieu of cash for all quarterly interest payments on the amended note under the Construction Loan from July 7, 2006 to December 31, 2006. We are currently in default under the Construction Loan because we have not yet entered into a long-term supply contract with Union Pacific. We anticipate entering into that contract in the near future and obtaining a waiver of that event of default from Opus. At any time prior to receipt of such contract and waiver, Opus may declare the full amount of the Construction Loan to be in default, in which case the amount outstanding would be immediately due and payable. Opus is under no obligation to waive the default.

Sale of Securities. The Company sold the July Debentures and July Warrants and the December Debentures and December Warrants, to two different groups of purchasers. The December Debentures are not recorded in our balance sheet as of December 31, 2005 because the sale proceeds of the December Debentures were not received until January 3, 2006. In connection with the Loan Amendment, on July 7, 2005, the Company entered into a Securities Purchase Agreement (the “July SPA”) with Sponsor Investments, LLC (“Sponsor”), Toibb Investment LLC, Michael Toibb, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), and Islandia, LP (“Islandia”, and, collectively the “July Purchasers”) in which the Company agreed to issue to the July Purchasers the July Debentures and the “July Warrants.

The Company used the proceeds from the sale of the July Debentures primarily to fund its manufacturing processes, and $332,052 ($325,000 plus $7,052 in interest) was used to finance the mandatory redemption, including penalties and interest, of the remaining 250 shares of Series AA preferred stock outstanding. Even though the July SPA restricted the Company from drawing down the full amount of the July Debentures until May 2006, during November 2005 the Company made a request to withdraw the remaining amount of the July Debentures, and the request was granted. This decision was made in response to lower than anticipated levels of production, the unprecedented increase in the price of recycled plastics and the Board of Directors decision to suspend sales to its major customers pending negotiation of a surcharge for the cost of recycled plastics. In December 2005, lacking sufficient funds to continue operations, the Company approached the July Purchasers to extend the maturity date of those debentures and to purchase an additional $6,500,000 in debentures and warrants on similar terms.

On December 28, 2005, the Company entered into a Securities Purchase Agreement (the “December SPA”) with Sponsor, Crestview, Midsummer, Islandia, Enable Growth Partners, LP and Enable Opportunity Partners, LP (collectively, the “December Purchasers”) in which the Company agreed to issue to the December Purchasers the December Debentures and the December Warrants. At the initial closing on January 3, 2006, $5,000,000 in principal amount of the December Debentures were issued. The remaining $1,500,000 in principal amount of the December Debentures and accompanying warrants will be issued at any time before October 30, 2006 that the Company achieves certain production goals, submits an acceptable plan for capital expenditures to the holders, and is not otherwise in default under the December Debentures. The Company must use those funds for the purchase and installation of a shredder/grinder/wash tank. The remaining proceeds from the sale of these securities will be used for working capital purposes.

Concurrently with the execution of each of the July SPA and the December SPA, the Company, the respective Purchasers and Feldman Weinstein, LLP, as custodial agent for and for the benefit of the respective Purchasers (“Custodian”) entered into a Custodial and Security Agreement pursuant to which the proceeds of the sale of the July Debentures and the December Debentures (collectively, the “Debentures”) and the July Warrants and the December Warrants (collectively, the “Warrants”) were deposited with the Custodian. The proceeds of the July Debentures were distributed $2,000,000 in July, $800,000 in August and the remaining $2,200,000 in November, 2005. The proceeds of the December Debentures were distributed $1,500,000 on January 3, 2006, $1,500,000 on January 17, 2006 and the remaining $2,000,000 on February 28, 2006. The source of the funds used by each of the respective Purchasers was private funds.

The Debentures accrue interest at 7% per annum and, as a result of an amendment to the July Debentures in connection with the execution of the December SPA, are payable in full on December 31, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.1985 per share for the July Debentures and $0.15 per share for the December Debentures, subject to adjustment for certain antidilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. The Company and the Purchasers have agreed that the Company may not make payments, and the Purchasers will not accept payments, with respect to the Debentures (other than in shares of Common Stock) until the Construction Loan is paid in full. The Debentures contain liquidated damages provisions in the event the Company fails to deliver certificates for shares of Common Stock issuable thereunder within the time periods required. In addition, in the event of a default under the Debentures, the Company will be obligated to pay interest at 18% after the default and pay the higher of (a) 110% of the principal amount of the Debentures and (b) the then market value of the Common Stock issuable upon conversion of the Debentures.

We are currently in default under the July Debentures and the December Debentures since we have not yet entered into a long-term supply contract with Union Pacific, which is an event of default under the December Debentures. We anticipate entering into that contract with Union Pacific in the near future and obtaining a waiver of that event of default from the holders of the July Debentures and the December Debentures. If we do not enter into the contract with Union Pacific or are unable to obtain a waiver of the default from each of such creditors prior to our creditors declaring the debt to be in default, the amount drawn under the July Debentures and the December Debentures would be immediately due and payable. The holders of the July Debentures and December Debentures are under no obligation to waive this event of default.

The Warrants have a three-year term and are exercisable at any time, in whole or in part at an exercise price of $0.2115 per share for the July Warrants and $0.18 per share for the December Warrants, subject to adjustment for certain antidilution events. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The Warrants also contain customary provisions regarding the conversion of the Warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company or similar corporate transaction.

Restructuring

On February 22, 2005, the Company closed the Exchange Agreement dated as of November 8, 2004 with Avalanche, Kevin C. Maddox and Sponsor, along with certain agreements related thereto (the “Sponsor Transaction”). As a result of the Sponsor Transaction:

•	Sponsor exchanged its Class B membership interest in TieTek and its option to acquire a 49.9% ownership interest in TieTek for 43,114 shares of Series CC and a warrant to purchase 9,158 shares of Series CC of the Company,

•	the litigation and arbitration claims among the Company, certain of its officers and directors, Sponsor and Opus were terminated,

•	TieTek became a wholly owned subsidiary of the Company, and all of Sponsor’s rights under the TieTek Regulations were assigned to the Company and terminated,

•	Sponsor named two representatives to serve on the board of directors of the Company (one of whom has since resigned and has not been replaced by Sponsor), and

•	each existing share of Series AA preferred stock (except for one investor that has elected not to participate) was exchanged for one share, and each share of Series BB Preferred Stock was exchanged for 1.8 shares, of Series CC of NATK, for an aggregate of 11,250 shares of Series CC.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 and does not believe that this adoption will have a significant effect on the financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value on the awards grant date, based on the estimated number of awards that are expected to vest. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. As of January 1, 2006 the requisite service has been rendered for all outstanding options. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R.

Factors Which May Affect Future Operating Results

The following factors, along with the other matters discussed or incorporated by reference into this Annual Report on Form 10-KSB, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We have incurred an accumulated deficit from inception to December 31, 2005 of $89,244,532. Until we are able to generate significant revenues that result in positive gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. There can be no assurance that our operations will produce operating profits. Thus, we may have to continue funding future cash needs through financing activities. We do not know if we can be successful in raising additional capital through financing activities.

Capital Needs. As of December 31, 2005, we had a working capital deficit of $19,578,571. For the year ended December 31, 2005, we incurred a net loss of $15,686,137. This loss reflected principally the interruption of manufacturing operations at the Houston facility due to the fire, and at the Marshall facility due to equipment problems, high raw material costs, and eventually the suspension of sales pending negotiation of a more favorable crosstie sales price. During 2005, we incurred a cash flow deficit from operations averaging approximately $941,000 per month, most of which is attributable to tie manufacturing and the increased cost of recycled plastic. We have continued to incur substantial operating losses in the first quarter of 2006, and it is anticipated that such losses will continue for the foreseeable future. We are unable to predict when positive cash flow from operations can be achieved, and will likely need additional capital to retire existing debt, a large part of which matures December 31, 2006, and to fund the expansion of our current plants and construct additional plants. Because of our recurring losses and debt service and working capital requirements in excess of our available cash, our auditors have qualified their opinion on our financial statements based upon the substantial doubt about the Company’s ability to continue as a going concern.

Loss of Production. In 2005 we were forced to stop production multiple times on both lines of our Marshall facility due to problems with major equipment, control/automation startup and redesign and raw material feed system deficiencies. Production at our Houston facility was also stopped for almost six months due to a fire at that plant. We have replaced or upgraded certain equipment on both lines at the Marshall facility and are attempting to implement the process improvements and technical changes required to reach design production levels, however these improvements may not be sufficient to allow for uninterrupted operations or to reach the design production levels.

Quality of Finished Goods. Recently we have manufactured and sold a significant number of crossties which do not meet our quality standards for sale based on our internal quality control tests. Although there is no loss of material since these inferior ties will be ground up and reused to produce better quality ties, we incur significant additional labor and operating costs in the production of inferior ties. We believe the addition of a shredder/grinder/wash tank line, as well as other improvements, will improve the quality and consistency of the raw materials used in the production of our ties, and that as a consequence fewer inferior ties will be manufactured. Although management is seeking to identify and address the causes of this substandard production, we may not be able to eliminate totally the reasons for production of these inferior ties. We have established reserves for the return of any inferior ties.

Availability, Costs and Quality of Raw Materials. Most of the raw materials in the TieTek formula are available from multiple sources at stable costs, except for HDPE, which has cyclical variation in supply, quality and cost. In 2005, the cost of HDPE rose to record high levels. We have recently increased the sales price, or added a surcharge for the increased cost of plastics to the price, of our crossties, which most customers have agreed to pay. We believe that our investment in the installation of a shredder/grinder/wash tank line will allow us to improve the quality of our raw materials and to increase our supplier base. Our inability to secure supplies of raw materials at acceptable costs, to pass along those increased costs to our customers or to improve the quality of our raw materials could have a material adverse effect on our business, results of operations and financial condition.

Substantial Dilution. We are presently authorized to issue 250,000,000 shares of Common Stock, of which 75,959,981 shares were outstanding as of December 31, 2005. As of December 31, 2005, the Company may be required to issue up to 101,300,874 additional shares of its Common Stock as a result of the following: the exercise of all outstanding warrants and options totaling 19,673,985; the conversion of all shares of Series CC to Common Stock totaling 58,816,670; and the conversion of all Debentures totaling 22,810,219. In addition, we have the right through December 31, 2006 to pay interest due on the Construction Loan and the Debentures by issuing shares of our Common Stock. If we issue shares of our Common Stock at prices lower than the current conversion prices of certain of our outstanding securities, including the Debentures, the conversion prices of those securities are reduced, resulting in an increase in the number of shares we are obligated to issue upon conversion. The issuance of shares under each of those circumstances would have a dilutive effect upon the existing stockholders. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate

Volatility of Share Price; Limited Trading Market. The market prices of securities of developing companies such as ours have been historically volatile. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government regulations, developments concerning proprietary rights, litigation and public concern as to the safety of our products may have a significant impact on the market price of the shares of our Common Stock. In addition, there is a very small public float in our shares. Because of these factors, the market price of our Common Stock may be highly volatile. Our securities were delisted from the Nasdaq SmallCap Market on June 27, 2005, and have a very limited trading market.

Dependence on Key Customer. During calendar year 2005, 63% of our sales were to one customer, Union Pacific. The loss of this customer would have a material adverse effect on our financial condition and results of operations. We have received purchase orders from Union Pacific in 2006 at sales prices which included a surcharge for the cost of plastic and are currently negotiating a pricing schedule for future sales that include a plastics surcharge. No assurances can be given regarding the quantity, pricing or timing of sales to Union Pacific, or that the sales price paid by Union Pacific, in 2006 or subsequent years, will allow the Company ultimately to achieve profitability.

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

Sales and Marketing. We intend to market the TieTek™ crosstie and other related products in the U.S. as well as other parts of the world. Typically, we sell to senior level technical and purchasing officials. In the future, to successfully market to smaller railroads, we may elect to expand our sales force, license distribution rights to third parties, joint venture with industry partners, and employ other business and marketing combinations. There can be no assurance that we will be able to expand such a sales force, find appropriate licensees or joint venturers, or that our sales and marketing efforts will be successful.

Dependence on Key Personnel. To a material extent, our future success is dependent upon the continued efforts of the developer of the TieTek™ technology, Henry W. Sullivan. Mr. Sullivan was replaced as Chief Executive Officer on January 1, 2006, and currently serves as the Chief Scientist/Strategist and a member of the Board of Directors of NATK. We do not have an employment agreement with Mr. Sullivan. The loss of the services of Mr. Sullivan could have a material adverse effect on our business. We have a three year employment agreement with our new Chief Executive Officer, Neal Kaufman, the loss of whose services may also have a material adverse effect on our business.

Dividend Policy. To date, we have paid no dividends on our shares of Common Stock and do not contemplate paying cash dividends in the foreseeable future.

Classified Board; Delaware Anti-Takeover Law. Our bylaws provide for the classification of the terms of the members of the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. The classified Board of Directors makes it more difficult to change majority control of the Board, which may discourage attempts by third parties to make a tender offer or otherwise obtain control of our Company, even if such attempts would be beneficial to our stockholders. We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law, which prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation’s voting stock. These provisions could have the effect of delaying, deferring or preventing a change in control or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

HAM, LANGSTON & BREZINA, LLP

Houston, Texas

March 20, 2006

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$50
Accounts receivable, net of allowance of $0	47,213
Inventories	2,567,376
Prepaid expenses and other	393,820

Total Current Assets	3,008,459

Property and equipment, net	11,807,125
Other Assets:
Patents and purchased technologies, less accumulated amortization of $947,156	1,123,364
Other assets	408,459

Total Other Assets	1,531,823

Total Assets	$16,347,407

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,344,667
Accrued expenses	252,121
Accrued warranty costs	754,700
Accrued interest	339,888
Debt to Opus 5949 LLC – current portion	2,450,000
7% convertible debentures, net of debt discount and beneficial conversion feature of 392,183	4,607,187
Note payable – insurance	288,467
Debt to Opus 5949 LLC	11,550,000

Total Current Liabilities	22,587,030
Total Liabilities	22,587,030

Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value, 54,364 shares issued and outstanding	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 75,959,981 shares issued and outstanding	75,959
Additional paid-in capital	74,115,200
Accumulated deficit	(89,244,532)

Total Stockholders’ Equity (Deficit)	(6,239,623)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,347,407

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004
Sales	$5,171,400	$3,347,995
Warranty expense	528,100	226,600
Cost of goods sold (exclusive of depreciation shown below)	12,270,416	6,629,438

Gross Loss	(7,627,116)	(3,508,043)
Selling, general and administrative expenses	3,261,012	4,814,929
Litigation expenses associated with lawsuit settlements	—	934,837
Royalty Settlement	—	750,000
Impairment of Goodwill	1,511,358	—
Depreciation and Amortization	1,410,679	804,010

Operating Loss	(13,810,165)	(10,811,819)
Other Income (Expense):
Interest income	55,729	91,580
Interest expense	(2,085,872)	(925,755)
Other	154,171	10,424

Total Other (Expense)	(1,875,972)	(823,751)

Net Loss	(15,686,137)	(11,635,570)
Preferred Stock Dividend	(16,250)	(195,750)
Benefit on induced conversion of preferred stock	—	(1,666,667)

Net Loss Available to Common Stockholders	$(15,702,387)	$(13,497,987)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Loss Per Common Share – basic and diluted	$(0.22)	$(0.20)

Weighted Average Number of Common Shares Outstanding – basic and diluted	72,679,552	68,380,044

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Subscription Receivable	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	—	$—	64,229,520	$64,229	$69,099,101	$(61,922,825)	$(1,002,100)	$6,238,405
Common stock subscription payment from stockholder	—	—	—	—	—	—	1,000,000	1,000,000
Common stock offering cost paid during year	—	—	—	—	(311,551)	—	—	(311,551)
Issuance of warrants for compensation	—	—	—	—	45,000	—	—	45,000
Issuance of common stock for royalty agreement	—	—	500,000	500	499,500	—	—	500,000
Issuance of common stock to settle litigation matters	—	—	1,024,620	1,025	960,063	—	—	961,088
Cancellation of stockholder’s subscription receivable	—	—	—	—	(2,100)	—	2,100	—
Exercise of warrants for preferred stock	2,500	2,400,000	—	—	—	—	—	2,400,000
Issuance of common stock due to dilution agreement	—	—	1,423,204	1,423	(1,423)	—	—	—

Issuance of common stock for consulting services	—	—	34,816	34	25,966	—	—	26,000

Exercise of warrants for common stock	—	—	3,189,771	3,190	1,899,473	—	—	1,902,663
Net Loss	—	—	—	—	—	(11,635,570)	—	(11,635,570)
Dividends paid on preferred stock	—	—	—	—	(195,750)	—	—	(195,750)

Balance, December 31, 2004	2,500	$2,400,000	70,401,931	$70,401	$72,018,279	$(73,558,395)	$—	$930,285
Exchange of Series AA, BB and Sponsor Option for Series CC (See Note 7)	51,864	6,413,750	—	—	—	—	—	6,413,750
Issuance of common stock for payment of interest	—	—	5,473,501	5,473	1,334,364	—	—	1,339,837
Issuance of stock in payment of dividends to Series AA	—	—	84,549	85	16,165	—	—	16,250
Dividends to Series AA	—	—	—	—	(16,250)	—	—	(16,250)
Warrants issued with Debentures	—	—	—	—	608,594	—	—	608,594
Beneficial feature Conversion of Debentures	—	—	—	—	154,048	—	—	154,048
Net Loss	—	—	—	—	—	(15,686,137)	—	(15,686,137)

Balance, December 31, 2005	54,364	$8,813,750	75,959,981	$75,959	$74,115,200	$(89,244,532)	$—	$(6,239,623)

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2005	2004
Cash flows from operating activities:
Net loss	$(15,686,137)	$(11,635,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount and beneficial conversion feature of Debentures	369,829	—
Redemption premium on redemption of Series AA preferred stock	87,500	—
Issuance of common stock in payment of interest	1,339,837
Goodwill Impairment	1,511,358	—
Amortization of deferred debt costs	37,200	—
Depreciation and amortization	1,410,679	804,010
Issuance of Common Stock to royalty holder	—	500,000
Issuance of Common Stock to settle litigation	—	859,838
Issuance of Common Stock warrants for compensation	—	45,000
Issuance of Common Stock for consulting services	—	26,000
Changes in assets and liabilities:
Accounts receivable	348,042	(338,205)
Inventories	(1,480,053)	(817,001)
Prepaid expenses and other current assets	(190,264)	(108,246)
Accounts payable and accrued expenses	1,080,425	325,865
Interest Payable	(87,112)	—
Other Assets	(36,937)

Net cash used in operating activities	(11,295,633)	(10,338,309)

Cash flows from investing activities:
Payments relating to patents and other assets	(93,019)	(136,642)
Purchase of property and equipment	(1,432,281)	(1,224,297)
Purchase of Marshall property and equipment	—	(4,959,962)
Sale of investment in unconsolidated subsidiary	204,000

Net cash used in investing activities	(1,321,300)	(6,320,901)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	—	1,902,663
Proceeds from stock subscriptions	—	1,000,000
Net proceeds from note payable - Insurance	166,993	121,473
Advances (payment) on note payable	—	(2,000,000)
Proceeds from Debt	5,000,000	11,900,000
Debt Offering Cost	—	(371,475)
Offering Cost for Common Stock	—	(311,551)
Dividends on Preferred Stock	—	(94,500)
Sale of Preferred Stock	—	9,500,000
Offering Cost for Preferred Stock	—	(448,750)
Purchase/redemption of preferred stock	(325,000)	—

Net cash provided by financing activities	4,841,993	21,197,860

Net increase (decrease) in cash and cash equivalents	(7,774,940)	4,538,650
Cash and cash equivalents, beginning of year	7,774,990	3,236,340

Cash and cash equivalents, end of year	$50	$7,774,990

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”), and its subsidiary TieTek. Its principal customer is Union Pacific Railroad (“Union Pacific”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, the Company entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six year period. As of December 31, 2005, TieTek had sold over 209,700 crossties to Union Pacific.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Cash and Cash Equivalents -The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

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

Patents - Patents are stated at cost, less accumulated amortization. Patent costs are amortized by the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $118,964 and $88,846 for the years ended December 31, 2005 and 2004, respectively. Estimated annual amortization expense for future periods is approximately $110,000.

Goodwill - The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles Assets,” for goodwill and other intangible assets. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized to expense, but instead are tested for impairment at least annually. At December 31, 2005, the net goodwill balance is attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included current market capitalization adjusted for thin trading volume, sales of unregistered securities to unrelated third parties, and analysis of the carrying value of the Company’s assets and liabilities. In 2005, based upon the impairment test performed, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. Accordingly, in 2005 an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books.

Income Taxes - Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Loss Per Common Share - The Company provides basic and dilutive loss per common share available to common stockholders information for each year presented. The basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share available to common stockholders. See Note 7 for potentially dilutive securities.

Revenue Recognition – The Company generally recognizes revenue when finished products are shipped FOB factory and accepted by the purchaser, except for products sold to Union Pacific. When the Union Pacific ties are segregated from the other crossties at the Marshall facility, the ties are ready for delivery and are made to industry specification, the risk of loss transfers to Union Pacific. The Company bills Union Pacific and recognizes revenue at that time. At their request the Company has agreed to store as many as 20,000 Union Pacific ties at its facility for up to six months. Costs the Company incurs for shipping and handling of finished products are classified as cost of goods sold. Royalty revenues are recognized when earned.

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

Under the accounting provisions of SFAS 123, the Company’s net loss available to common stockholders and loss per share available to common stockholders would have been increased to the pro forma amounts indicated below:

	December 31,
	2005	2004
Net income (loss) available to common stockholders:
As reported	$(15,702,387)	$(13,497,987)
Total stock-based employee compensation expense, net of related tax effect	—	(97,228)

Pro forma	$(15,702,387)	$(13,595,215)

Income (loss) per share available to common stockholders:
As reported, basic and diluted	$(0.22)	$(0.20)

Pro forma, basic and diluted	$(0.22)	$(0.20)

Fair Market Value of Financial Instruments - The Company’s financial instruments include notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risks and terms.

Concentration of Credit Risk - Credit risk is limited to cash in banks and accounts receivable from customers. The Company does not require collateral from its customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. See Note 12 for major customers. The Company maintains cash in bank accounts which at times exceeds federally insured limits.

Deferred Debt Costs - As of December 31, 2005, capitalized debt issuance costs related to the debt to Opus 5949 LLC (See Note 5) were included in other assets and are being amortized into interest expense over the term of the debt. Capitalized costs for the year ended December 31, 2005 and were $371,475 with accumulated amortization of $71,216.

Product Warranty – The Company warrants its product against defects in design, materials, and workmanship. A provision for estimated future costs relating to warranty expense is recorded in the period in which such costs become probable and is periodically adjusted to reflect actual experience. The balance of the warranty accrual at December 31, 2004 was $226,600. During 2005 the Company added $528,100 to the accrual, thus the ending balance of the accrual at December 31, 2005 was $754,700.

Reclassifications – Certain reclassifications were made to prior year amounts to conform to current year presentation.

Recently Issued Accounting Pronouncements- In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 and does not believe that this adoption will have a significant effect on the financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R requires companies to recognize an expense for the value on the awards grant date, based on the estimated number of awards that are expected to vest. The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method. This method applies the fair value based method to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the service is rendered on or after the required effective date. As of January 1, 2006 the requisite service has been rendered for all outstanding options. Any options issued subsequent to January 1, 2006 will be accounted for under SFAS 123R.

NOTE 2- GOING CONCERN

The provisions of the 7% convertible debentures sold in July 2005 (the “Debentures”) and of the debentures sold by the Company in December 2005 (See Note 13) require payment in full on December 31, 2006 of up to $11,500,000 ($6,500,000 of which does not appear on the balance sheet because it was funded in 2006). In addition, the Construction Loan requires the payment of $2,450,000 in principal by December 31, 2006. The Company does not believe that it will have achieved adequate positive cash flow or have sufficient funds necessary as of December 31, 2006 to retire the Debentures or to pay the then due principal portion of the Construction Loan. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to attempt to restructure or extend its existing debt prior to year end and to raise additional capital to fund the addition of production lines at its Marshall facility and potentially additional production lines at its relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

December 31, 2005
Raw materials	$821,264
Finished goods	1,746,112

Total	$2,567,376

During the years ended December 31, 2005 and 2004, the Company had write downs of inventory to market value amounting to $2,098,000 and $183,000, respectively. These are included in cost of sales.

NOTE 4 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

December 31, 2005
Machinery and equipment	$11,862,843
Building and land	2,273,590
Furniture, fixtures and other	236,525

Total property and equipment	14,372,958
Less accumulated depreciation	(2,565,833)

Total property and equipment, net	$11,807,125

For the years ended December 31, 2005 and 2004, depreciation expense totaled $1,273,556 and $681,148, respectively.

During the years ended December 31, 2005 and 2004 the Company capitalized $33,859 and $273,184, respectfully of interest associated with the Construction Loan, which amount is included in machinery and equipment., incurred in connection with the construction of the two production lines in Marshall, Texas.

NOTE 5 – DEBT

Debt to Opus 5949

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004, the Company entered into the Construction Loan with Opus for up to $14,000,000, all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. The interest rate increased in March 2005 to prime plus 700 basis points in accordance with the terms of the note. Principal payments were due starting April 1, 2005 for $350,000 per quarter, thus the current portion of this note is $2,450,000 and payments of $1,400,000 per year are due through 2014 and $350,000 is due in year 2015. The Company entered into a letter agreement with Opus that extended the due date of such payment to May 1, 2005, and again to May 9, 2005, and waived any resultant defaults. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Opus in which Opus agreed to defer receipt of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005.

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

In October 2005 the Company issued 551,628 shares of its Common Stock in payment of interest of $234,111 incurred during the third quarter of 2005.

On December 29, 2005, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus in which Opus agreed to extend the date on which unpaid principal payments for 2005 and 2006 are due and shares may be paid in lieu of cash for all quarterly interest payments on the amended note under the Construction Loan, from July 7, 2006 to December 31, 2006. See Note 13 for additional information related to the payment of interest for the quarter ended December 31, 2005.

7% Convertible Debentures

In July 2005, the Company issued the Debentures in the principal amount of $5,000,000. The Debentures accrue interest at 7% per annum and, as a result of an amendment dated December 29, 2005, are payable in full on December 31, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.22 per share, subject to adjustment for certain anti-dilution events. The conversion price was adjusted to $0.2192 as of December 31, 2005 and subsequently adjusted to $0.1985, in accordance with the antidilution provisions of the Debentures. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 5,554,438 shares of Common Stock of the Company (the “Warrants”) at $0.24 per share, which was adjusted to $0.2379 as of December 31, 2005 and subsequently adjusted to $0.2115, in accordance with the antidilution provisions of the Warrants. The proceeds of the Debentures were distributed $2,000,000 in July 2005, $800,000 in August 2005 and the remaining $2,200,000 in November 2005.

The Warrants have a three-year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The Warrants also contain customary provisions regarding the conversion of the Warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the Warrants issued in connection with the Debentures to be $608,594 (or $0.11 per warrant). This amount that has been allocated to the Warrants is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the year ended December 31, 2005, the Company recognized $295,126 in interest expense related to the accretion of the debt discount attributable to the Warrants issued in connection with the Debentures. As of December 31, 2005 the remaining balance of the debt discount was $313,468.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company has calculated the beneficial conversion feature of the Debentures to be $154,048. During the year ended December 31, 2005, the Company recognized $74,703 in interest expense related to the amortization of the beneficial conversion feature. As of December 31, 2005, the remaining balance of the beneficial conversion feature was $79,345.

The Company is currently in default under the December Debentures (see Note 13), the Debentures issued in July 2005 and the Construction Loan because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board has determined to be economically viable for the Company, as required by the December Debentures. Until the Company obtains a waiver from the Debenture holders and Opus, all debt can become due and payable immediately. As such, amounts due under the Construction Loan will be classified as current debt. All debt related to the Debentures is due December 31, 2006 and is classified as current regardless of whether a waiver is obtained.

NOTE 6– RELATED PARTY TRANSACTIONS

See Note 5 for a description of the Construction Loan with Opus, which is a related party transaction.

During the year ended December 31, 2004

The Company paid $170,800 to Sponsor and its affiliates for services rendered to TieTek for consulting services related to TieTek’s human resources and marketing needs.

On February 5, 2004, the Company issued 1,423,204 shares of Common Stock to Avalanche Resources, Ltd. (“Avalanche”) pursuant to the anti-dilution provisions of a Securities Purchase Agreement dated October 2, 2001 with the Company. That Securities Purchase Agreement was terminated on February 22, 2005.

On February 11, 2004, the Company executed a new royalty agreement (“Royalty Agreement”) with Dune Holdings, LLC and Thor Ventures, LLC (the “Royalty Holders”). Under the terms of the Royalty Agreement, the Company paid the Royalty Holders $250,000 in cash, issued 500,000 shares of its Common Stock and agreed to pay a 1.25% royalty on net revenue through 2005 and 2.50% royalty on net revenues for the years 2006 through 2013. Mr. Sullivan, a director and the Chief Scientist/Strategist of the Company, is a principal of the Royalty Holders.

During the year ended December 31, 2005

Effective February 22, 2005, pursuant to the Exchange Agreement with Sponsor (the “Exchange Agreement”), the Company issued to Sponsor 43,114 shares of Series CC Preferred Stock (“Series CC”) and a warrant to purchase 9,158 shares of Series CC in exchange for Sponsor’s option to acquire a 49.9% ownership interest in TieTek and its Class B Membership interest in TieTek. Until February 22, 2005, Sponsor controlled a majority of the Board of Managers of TieTek.

The Company agreed to pay Sponsor’s costs and expenses, including reasonable legal fees and third party due diligence costs, incurred in connection with the negotiation, execution and consummation of the Exchange Agreement. The Company paid approximately $196,000 to Sponsor for such costs. The Company also paid $50,000 to Kevin Maddox, our former chief executive officer, to cover his legal fees in connection with the Stock Purchase Agreement and the Exchange Agreement, and $137,443 to Crestview Capital Master, LLC (“Crestview”) to cover its legal fees and due diligence expenses incurred in connection with the Stock Purchase Agreement.

On July 7, 2005, the Company issued the Debentures and the Warrants to certain of the Company’s existing stockholders, including Sponsor, Crestview and Midsummer Investment Ltd. (“Midsummer”). The Company agreed to pay costs and expenses incurred by the Debenture holders in connection with the negotiation, execution and consummation of the sale of the Debentures. The Company paid approximately $68,000 in connection with the sale agreement.

Also on July 7, 2005, the Company entered into the Loan Amendment with Opus. Opus is affiliated with Sponsor.

In October 2005 the Company issued a total 380,051 shares of its Common Stock to the Debenture holders, in payment of $83,611 of interest that had accrued for the period from July 6, 2005 to September 30, 2005. Of the 380,051 shares of Common Stock issued, Sponsor received 176,723 shares, Crestview received 64,229 shares and Midsummer received 42,946 shares.

Effective January 1, 2006, the Company entered into an Employment Agreement with Neal Kaufman, our chief executive officer (See Note 13). Mr. Kaufman served as a consultant to the Company from December 5 through December 31, 2005, for which we paid him $62,500, plus expenses. The Company paid Mr. Kaufman’s law firm $10,000 for its legal fees in connection with the employment agreement.

NOTE 7– STOCKHOLDERS’ EQUITY

Preferred Stock

In March 2004, the Company issued 7,000 shares of Series AA Convertible Preferred Stock (“Series AA”) and 2,500 shares of Series BB Convertible Preferred Stock (“Series BB”), and issued warrants to purchase 598,840 shares of Common Stock to selling agents for commissions associated with the Preferred Stock transactions. The Company incurred $448,750 in related offering costs. The Series AA had a par value of $0.01 per share and a stated value and liquidation preference of $1,000 per share. The Series AA was convertible into Common Stock at $1.08 per share, had 6% dividends payable quarterly in cash or Common Stock and was mandatorily redeemable at the end of the fourth year. The Company also issued warrants to purchase 2,863,420 shares of Common Stock to the holders of the Series AA, one-half of which were exercisable at $1.18 per share and one-half at $1.23 per share. Because the Series AA were mandatorily redeemable, the Company classified such amount as a long-term liability. Because the conversion price exceeded the market price of the Company’s Common Stock on the date of purchase, no beneficial conversion was recognized. Dividends paid during the year ended December 31, 2005 and 2004 related to the Series AA were $16,250 and $195,750, respectively. In 2005 all dividends were paid through the issuance of 84,549 shares of stock. In 2004 $94,500 was paid in cash and the remaining $101,250 was paid through the issuance of 93,750 shares of stock. Dividend payments are restricted, except to the Series AA stockholders, by covenants in the Debentures discussed in Note 5.

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

On February 22, 2005, the Company (i) issued to Sponsor 43,114 shares of Series CC and a warrant to purchase 9,158 shares of Series CC Convertible Preferred Stock (“Series CC”) in exchange for Sponsor’s option to acquire a 49.9% ownership interest in TieTek and its Class B Membership interest in TieTek, (ii) exchanged 6,750 of the 7,000 shares of Series AA for an equal number of shares of Series CC, and (iii) exchanged all of the 2,500 shares of Series BB for 4,500 shares of Series CC. The Series CC has a par value of $.001 per share and the right to receive upon liquidation the same amount paid to the holders of Common Stock on an as-converted basis. Each share of Series CC has a stated value of $1,000, which stated value is convertible into shares of Common Stock at $1.08 per share, for a conversion ratio of approximately 925.926 shares of Common Stock for each share of Series CC. The Series CC has the right to receive dividends on an as-converted basis. No holder is allowed to convert any shares of the Series CC if, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding. A holder may waive this limitation on the number of shares held by it if it provides at least 61 days prior notice of its waiver to the Company.

In July 2005, the remaining 250 Series AA shares were redeemed by the Company for $325,000. Such amount included a penalty of $87,500 that became due upon the change of control of the Company that occurred on February 22, 2005.

Common Stock

As of December 31, 2005, the Company had issued 75,959,981 shares of its Common Stock. In November 2005, the Company amended its Certificate of Incorporation to increase the authorized Common Stock from 150,000,000 to 250,000,000 shares.

During 2004:

•	The Company issued 3,189,771 shares of Common Stock upon the exercise of warrants, for net proceeds of $1,902,663.

•	The Company issued 1,423,204 shares of Common Stock to Avalanche pursuant to certain anti-dilution provisions contained in the Securities Purchase Agreement dated October 2, 2001 between the Company and Avalanche (see Note 6).

•	The Company issued 500,000 shares of Common Stock to the Royalty Holders upon the closing of the credit facility with Opus (see Note 6).

•	The Company issued 724,620 shares of Common Stock to the holders of its Series AA to settle liquidated damages claims and in payment of dividends on those shares. This transaction was valued at $1.08 per share, the negotiated settlement amount related to these claims.

•	The Company issued 300,000 shares of Common Stock to a previous noteholder to settle potential litigation. This transaction was valued at $0.60 per share.

•	The Company issued 15,416 shares of its Common Stock, along with 15,416 warrants to purchase Common Stock at $0.60 per share, to outside consultants in lieu of compensation for their services. These transactions were valued at $0.60 per share.

•	The Company issued 19,400 shares of Common Stock to outside consultants in lieu of compensation for their services. These transactions were valued at the market value of the Common Stock on the date of issuance.

During 2005:

•	The Company issued 5,473,501 shares of its Common Stock in payment of interest on its Construction Loan and on its Debentures issued in July 2005. These transactions were valued at volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance of the stock.

•	The Company issued 84,549 shares of its Common Stock in lieu of cash for payment of accrued dividends related to the Series AA.

Warrants

The Company has 18,715,652 warrants outstanding that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have an exercise price of between $0.50 and $3.85, and expire between 2006 and 2010. The Company issued Warrants in connection the issuance of the Debentures issued in July 2005. All of these Warrants are currently exercisable. As of the date of issue, the Warrants had an exercise price of $0.24, which was adjusted to $0.2379 as of December 31, 2005 pursuant to the antidilution provisions of the Warrants. The Warrants expire July 6, 2008.

Of the 18,715,652 warrants outstanding as of December 31, 2005, 14,869,938 are held by the Company’s major investment group. At December 31, 2005 the Company had Common Stock reserved for future issuance as follows:

Shares
Warrants outstanding	18,715,652
Stock options outstanding	958,333
Convertible Preferred Stock and related warrants outstanding	58,816,670
7% Convertible Debentures	22,810,219

Total	101,300,874

NOTE 8 - STOCK OPTIONS

The 1999 Stock Incentive Plan (the “Plan”) authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of Company Common Stock, of which a maximum of 1,000,000 shares may be incentive stock options. The Company granted no options during 2004 or 2005 under the Plan. Outstanding at December 31, 2005 were options to purchase 958,333 shares of Company Common Stock.

The Company accounts for stock options issued to employees and independent directors in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company’s stock options granted to employees and independent directors had been determined in accordance with the fair value based method. See Note 1 for this pro forma disclosure.

A summary of shares to be issued and weighted average exercise price related to stock options granted as of December 31, 2005 and 2004, and changes during the years ending on those dates is presented below:

	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	958,333	2.95	1,029,722	$2.94
Granted	—	—	—	—
Exercised	—	—	—	—
Expired or forfeited	—	—	(71,389)	2.85

Outstanding at end of year	958,333	2.95	958,333	$2.95

Options exercisable at year-end	958,333	2.95	958,333	$2.95

Weighted average fair value of options granted during the year		$—		$—

The following table summarizes information regarding stock options outstanding at December 31, 2005:

Exercise Price	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05
$1.10	335,000	5.42	$1.10	335,000
1.25	210,000	4.94	1.25	210,000
1.44	12,500	4.40	1.44	12,500
2.75	90,000	4.09	2.75	90,000
3.00	12,500	3.50	3.00	12,500
3.00	40,500	3.15	3.00	40,500
4.50	11,110	3.15	4.50	11,110
4.50	111,111.50		4.50	111,111
9.00	136,112.50		9.00	136,112

$1.10-9.00	958,333	3.76	$2.95	958,333

NOTE 9 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

December 31, 2005
Deferred tax assets
Net operating loss carryforwards	$24,109,000
Goodwill	245,000
Other	60,000

Gross deferred tax assets	24,414,000

Deferred tax liabilities
Property and equipment	(2,131,000)
Warranty	(180,000)
Patents	(138,000)

Gross deferred tax liabilities	(2,449,000)

Net deferred tax asset	21,965,000
Valuation allowance	(21,965,000)

Net deferred tax assets	$—

At December 31, 2005 the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to loss before income taxes as follows:

	December 31,
	2005	2004
Computed tax benefit	34%	34%
Change in valuation allowance	(32)%	(35)%
Expiration of net operating loss and capital loss carryforwards	—	(1)%
Other	(2)%	2%

Total	—	—

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $70,908,000 which, if not utilized, will expire between 2005 and 2019. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the years ended December 31, 2001, 2004 and 2005.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the years ended December 31, 2005 and 2004 totaled approximately $347,591 and $310,690 respectively.

During November 1998, the Company entered into a lease agreement for a 23,000 square foot manufacturing and office facility in Houston, Texas to be used for the production of the TieTek™ crossties. The lease expired in April 2004 and was renewed for a two-year period ending in April 2006 at a base rate of $14,319 per month. In addition to the base rental, the Company is required to reimburse the owner for all property taxes on the property. Minimum annual rentals under non-cancelable operating leases of more than one year in duration are as follows:

Amount
2006	139,990
2007	39,358
2008	12,157
2009	6,572
2010	—

Total	198,077

Litigation.

From time to time the Company may be involved in various legal actions arising in the normal course of business for which the company maintains insurance. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2004, the Company paid interest totaling approximately $1,219,440.

During the years ended December 31, 2005 and 2004, the Company had the following investing and financing non-cash transactions:

During 2005:

•	Issued 5,473,501 shares of its Common Stock in payment of interest on its Construction Loan and on its Debentures issued in July 2005.

•	Issued 84,549 shares of its Common Stock in lieu of cash for payment of accrued dividends related to the Series AA upon redemption of the remaining 250 shares of the Series AA.

During 2004:

•	Issued 500,000 shares of its Common Stock to the Royalty Holders upon signing the Royalty Agreement.

•	Issued 1,024,620 shares of its Common Stock to settle litigation matters. These shares include 93,750 shares for payment of Series AA dividends, 630,870 for penalties and interest and 300,000 shares to a former noteholder in settlement of a claim.

•	Issued 34,816 shares of its Common Stock and warrants to purchase 15,416 shares of Common Stock for consulting services rendered.

•	Issued 1,423,204 shares of its Common Stock to Avalanche in satisfaction of its antidilution rights.

•	Issued warrants to purchase 838,406 shares of its Common Stock for services related to raising capital.

NOTE 12 - MAJOR CUSTOMERS

For the years ended December 31, 2005 and 2004, the Company had sales to Union Pacific Railroad that represented 63% and 80% of total revenues, respectively. In addition, another customer accounted for 18% of revenues in 2005. These sales were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties. As of December 31, 2005, approximately 840,000 crossties remain to be provided under the terms of the Union Pacific Agreement.

NOTE 13 - SUBSEQUENT EVENTS

Sale of Debentures. On December 30, 2005, the Company sold up to $6,500,000 in principal amount of 7% Convertible Debentures (“December Debentures”) and warrants to purchase up to 6,374,299 shares of Common Stock of the Company (“December Warrants”) at $0.18 per share, to a group of investors including Sponsor, Crestview and Midsummer. At the initial closing, $5,000,000 in principal amount of the December Debentures were issued; the remaining $1,500,000 in principal amount and accompanying warrants will be issued at any time before October 30, 2006 that the Company achieves certain production goals and submits an acceptable plan for capital expenditures to the holders of the December Debentures. The Company will use the proceeds from the sale of these securities for working capital purposes. The Company received $1,500,000 of the proceeds from the issuance of the December Debentures on January 3, 2006, $1,500,000 on January 17, 2006, and the remaining $2,000,000 on February 28, 2006.

The December Debentures are payable in full on December 31, 2006, are convertible into shares of Common Stock of the Company at a conversion price of $0.15 per share, and otherwise contain terms identical to those of the Debentures issued in July 2005. The December Warrants have an exercise price of $0.18 per share, and otherwise contain terms identical to those of the Warrants issued in July 2005.

Employment Agreement. Effective January 1, 2006, Neal Kaufman entered into an Employment Agreement with the Company providing for a term of three years, renewable year to year at the end of the initial term. Mr. Kaufman’s compensation in 2006 consists of a base salary of $200,000 per year, cash bonuses of up to $150,000 based on established performance goals, and options to purchase up to 4,800,000 shares of Company stock. The stock options were granted on the effective date of the Employment Agreement and vest 600,000 at the beginning of each calendar quarter of 2006 at an exercise price of $0.18 per share; 1,200,000 on December 31, 2007 if he remains in his position at that date, at an exercise price of $0.30 per share; and 1,200,000 on December 31, 2008 if he remains in his position at that date, at an exercise price of $0.30 per share. Compensation in 2007 will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2006. Mr. Kaufman’s 2008 compensation will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2007.

Issuance of Interest Shares. In January 2006 the Company issued 1,336,203 shares of its Common Stock in payment of interest of $250,444 that had accrued on the Construction Loan from October 1, 2005 to December 31, 2005, and 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued from October 1, 2005 to December 31, 2005 on the Debentures issued in July 2005.

License Agreement. On March 2, 2006, the Company agreed to sell 35,000 crossties to Patil Rail Infrastructure Limited (“Patil”), and made Patil its exclusive marketing agent in TieTek™ crossties in India through March 2008. The Company also agreed to license its proprietary information to Patil, on terms and conditions to be negotiated.

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

Disclosure Controls and Procedures

NATK’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Controls over Financial Reporting

Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended 2005, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists the name, age, and positions held of each director and executive officer of the Company, as well as the period of time such director or executive officer has served. The term of office of each director is three years. The term of office of the Class I directors expires at the annual meeting of stockholders in 2006; the term of office of the Class II directors expires at the annual meeting of stockholders in 2007; and the term of office of the Class III directors expires at the annual meeting of stockholders in 2008, in each case subject to earlier resignation or removal and until their respective successors are elected and qualified.

Name and Age	Position held	Officer/Director Since
General Goh Yong Siang - 54	Class I Director	February 22, 2005
Scott Kaufman - 33	Class III Director	December 31, 2005
Kenneth Z. Scott - 63	Class I Director	November 22, 2004
Henry W. Sullivan - 66	Chief Scientist/Strategist Class II Director	November 8, 2004 (officer) November 9, 2004 (director)
Neal P. Kaufman - 37 Joe B. Dorman - 61	Chief Executive Officer Chief Financial Officer	January 1, 2006 April 18, 2005

Biographical Information of Current Directors and Officers

General Goh Yong Siang has been a Vice President (Technology) and director of Sponsor Investment, LLC, a private investment group, since 2003. Since 2000, General Goh has been a member of Beta Capital Group, LLC, a private investment group also located in Dallas, Texas. He served as President of Singapore Technologies Engineering (USA), an engineering and technical group, from 1998 until 2000 and as President of Patriot Air, LLC, a charter carrier, from 2001 to 2003. In May 2003, Patriot Air, LLC filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code and was subsequently liquidated in February of 2004. General Goh also serves on the board of directors of iSECUREtrac Corp. General Goh holds a BA from the National University of Singapore. He was designated to be appointed to the Board of Directors by Sponsor pursuant to the Stockholders Agreement.

Scott Kaufman has served as the managing director of Midsummer Capital LLC, an investment manager of Midsummer Investment, Ltd., since August 2002. Mr. Kaufman received both his undergraduate degree and MBA from Columbia University in 1995 and 2003 respectively. Scott Kaufman is the brother of Neal Kaufman, the chief executive officer of the Company.

Kenneth Z. Scott is President of Railhead Energy Company, an independent oil and gas exploration and production company, and is actively engaged in a variety of other investments. From 1997 until 2002, Mr. Scott served as Executive Vice President of Perot Systems Energy Corporation in Europe, and prior to that time as a senior executive of Electronic Data Systems Corporation (NYSE: EDS). Mr. Scott received both his BBA and MBA from Texas A&M University. Mr. Scott also serves on the board of directors of National Coal Corp and Prenova Inc.

Henry W. Sullivan served as chief executive officer of the Company from January 1999 until his resignation in January 2004, and again from November 8, 2004 until his resignation on December 31, 2005. Before joining our company, Mr. Sullivan served as Vice President of Shell Chemical Company and most recently as Vice Chairman of Huntsman Chemical Corporation. He currently serves as a director of the Sarkeys Energy Center at the University of Oklahoma. Mr. Sullivan holds a Bachelors degree in Chemical Engineering from Cooper Union, and Masters and Ph.D. degrees in Chemical Engineering from New York University.

Neal P. Kaufman served as a consultant to the Company from December 5 until December 31, 2005, when he was elected as chief executive officer of the Company. Prior to his assuming that position, Mr. Kaufman was Vice President of Product Management for 3Com Corporation, a company engaged in providing secure, converged networking solutions on a global scale to businesses of all sizes. Mr. Kaufman was responsible for overseeing the development of products with sales of over $100,000,000 per quarter. Prior to being named Vice President of Product Management in February 2005, Mr. Kaufman served as Senior Director of 3Com Corporation from March 2001 to February 2005. Mr. Kaufman received his AB in Economics from Harvard College in 1990, his MA in Latin American Studies from Stanford University in 1994, and his MBA from Harvard Business School in 1996. Neal Kaufman is the brother of Scott Kaufman, a director of the Company.

Joe B. Dorman is both a certified public accountant and an attorney. Prior to joining the Company on April 18, 2005, he served as local counsel for BancLeasing, Inc., a corporation engaged in establishing leasing programs for community banks. From 1999 through 2001, he was chief financial officer and general counsel to the predecessor of BancLeasing, Inc. From 1998 to 1999, Mr. Dorman was special counsel for Empire Funding Corp., a mortgage lender. He received his BBA in Accounting from the University of Oklahoma in 1967 and his JD from the University of Texas School of Law in 1972.

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

Stockholder Communication

Stockholders may communicate with directors by sending a written communication to the attention of the secretary of our company at our offices located at 429 Memory Lane, Marshall, Texas 75672. All communication will be forwarded directly to the intended recipients.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports with the SEC. The Company believes that during the year ended December 31, 2005 all such persons timely complied with all filing requirements applicable to them.

Code of Ethics

Our board of directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the most highly compensated executive officers of the Company who earned in excess of $100,000 (the “Named Officers”), for the fiscal years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	All Other Compensation ($)(1)
Henry W. Sullivan President and Chief Executive Officer	2005 2004 2003	176,000 182,769 176,000	11,000 —	— — —	— — —	— — —	8,800 8,157 3,579

Joe B. Dorman Chief Financial Officer (2)	2005	83,077	—	—	—	—

(1)	Represents life insurance premiums paid by us on policies on Mr. Sullivan’s life and matching contributions to the 401(k) plan.
(2)	Mr. Dorman began his employment with the Company on April 18, 2005.

No stock options or stock appreciation rights were granted or exercised during 2003, 2004 or 2005 to any of the Named Officers.

The following table sets forth for the Named Officers information regarding stock options exercised by such officer during the 2005 fiscal year, together with the number and value of stock options held at 2005 fiscal year-end, each on an aggregated basis.

Aggregated Option Exercises in the 2005 Fiscal Year

and Fiscal Year-End Option Value

Name	No. of Shares Acquired on Exercise	Value Realized ($)	No. of Unexercised Options at Fiscal Year-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/Unexercisable (1)
Henry W. Sullivan	—	—	552,222/0	$0/$0

(1)	The last sales price of the Company’s Common Stock as reported on December 31, 2005 was $0.15, which was lower than the exercise price of the options.

Directors’ Compensation

Subsequent to January 1, 2006, each non-employee director of the Company will receive cash compensation of $15,000 and immediately exercisable options to purchase 100,000 shares of common stock for the services rendered by him to the Company in 2005. The options were granted to each non-employee director as of January 1, 2006 at an exercise price of $0.18 per share.

Employment Agreement

Effective January 1, 2006, Neal Kaufman entered into an Employment Agreement with the Company providing for a term of three years, renewable year to year at the end of the initial term. Mr. Kaufman’s compensation in 2006 consists of a base salary of $200,000 per year, cash bonuses of up to $150,000 based on established performance goals, and options to purchase up to 4,800,000 shares of Company stock. The stock options were granted on the effective date of the Employment Agreement and vest 600,000 at the beginning of each calendar quarter of 2006 at an exercise price of $0.18 per share; 1,200,000 on December 31, 2007 if he remains in his position at that date, at an exercise price of $0.30 per share; and 1,200,000 on December 31, 2008 if he remains in his position at that date, at an exercise price of $0.30 per share. Compensation in 2007 will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2006. Mr. Kaufman’s 2008 compensation will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2007. The Board of Directors has agreed to appoint Mr. Kaufman as a director of the Company by June 30, 2006. If the employment of Mr. Kaufman is terminated by the Company for any reason other than for cause (as defined in the agreement), he will receive severance benefits equal to six months salary if terminated in 2006 and he has achieved at least $100,000 of the cash bonuses for that year, and equal to twelve months salary if terminated in 2007 or thereafter and he remained as chief executive officer on December 31, 2007. The Employment Agreement also restricts Mr. Kaufman from competing with the Company for a period of two years, and from soliciting any customers or employees of the Company for one year, after his employment with the Company terminates.

Equity Compensation Plans

The 1999 Stock Incentive Plan authorizes the Compensation Committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under that plan. The 2005 Stock Option Plan authorizes the grant of options to purchase up to 10,000,000 shares, which may be incentive or nonqualified stock options. The following table contains information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	958,833	$2.29	27,426,086
Equity compensation plans not approved by security holders	—	—	—

Total	958,833		27,426,086

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 28, 2006 certain information with respect to the beneficial ownership of the Company’s Common Stock and Series CC Preferred Stock (“Preferred Stock”) by (i) any person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, (ii) each of the Named Officers; (iii) each director; and (iv) all current directors and executive officers as a group. Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the footnotes following the table.

As of February 28, 2006, there were 77,753,398 shares of Common Stock and 54,364 shares of Preferred Stock outstanding. Each share of Preferred Stock is convertible into 925.926, shares of Common Stock at any time at the option of the holder and has voting rights equal to the Common Stock on an as-converted basis, subject to certain limitations on conversion described below.

The number and percentage of shares beneficially owned has been calculated pursuant to Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which each selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days. For purposes of determining beneficial ownership in this table, all the shares underlying the Preferred Stock, stock options, convertible debentures and exercisable warrants have been included, although certain of those securities contain limitations on their conversion if such conversion would result in the holder becoming the beneficial owner of more than a specified percentage of the Common Stock. A holder may waive this limitation on the number of shares held by it. Sponsor and its transferees have waived this limitation on all of the Preferred Stock, convertible debentures and warrants held by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares	Percentage of Class	Amount and Nature of Beneficial Ownership of Preferred Shares	Percentage of Class
Sponsor Investments, LLC (1) Two Lincoln Centre 5420 LBJ Freeway, Suite 1450 Dallas, Texas 75240	88,599,377	55.54%	47,693	80.91%

Herakles Investments, Inc. (1) (2) 5949 Sherry Lane, Suite 1900 Dallas, Texas 75225	36,610,188	32.01%	39,539	68.41%

Crestview Capital Master, LLC (3) Crestview Warrant Fund, L.P. C/o Crestview Capital Funds 95 Revere Drive, Suite A Northbrook, Illinois 60062	32,817,571	32.50%	7,790	13.75%

Big Bend XI Investments, Ltd. (4) 3401 Armstrong Avenue Dallas, Texas 75205	20,011,917	25.05%	2,289	4.04%

Midsummer Investments, Ltd. (5) C/o Midsummer Capital, LLC 485 Madison Avenue, 23rd Floor New York, New York 10022	18,984,551	20.95%	4,000	7.36%

Astraea Investment Management, L.P. (1) (6) Two Lincoln Centre 5420 LBJ Freeway, Suite 1450 Dallas, Texas 75240	6,050,000	7.22%	6,534	11.77%

Henry W. Sullivan (7) 429 Memory Lane Marshall, Texas 75672	1,002,068	1.28%	—	—

General Goh Yong Siang (8) Two Lincoln Center, Suite 1450 5420 LBJ Freeway Dallas, Texas 75240	400,000	*	324	*

Scott Kaufman (5) 485 Madison Avenue, 23rd Floor New York, New York 10022	18,984,551	20.95%	4,000	7.36%

Kenneth Z. Scott (9) 17121 Club Hill Drive Dallas, Texas 75248	100,000	*	—	—

Neal P. Kaufman (10) 429 Memory Lane Marshall, Texas 75672	1,200,000	1.52%	—	—

Joe B. Dorman 429 Memory Lane Marshall, Texas 75672	—	—	—	—
All officers and directors as a group (6 persons) (5) (7) (8) (9) (10)	21,686,619	21.81%	4,324	7.95%

(1)	Consists of (a) 43,114 shares of Preferred Stock, convertible into 39,920,374 shares of Common Stock, (b) warrants to purchase 4,579 shares of Preferred Stock, which preferred stock is convertible into 4,239,815 shares of Common Stock, (c) 6,828,282 shares of Common Stock, (d) $5,260,606 in principal amount of Debentures which is convertible into 31,285,608 shares of Common Stock, and (e) warrants to purchase 6,325,299 shares of Common Stock. The Shares of Preferred Stock are owned 36,105 by Herakles Investments, Inc. (“Herakles”), 5,389 by Astraea Investment Management, L.P. (“Astraea”), and 1,620 by Paul Pottinger, Christopher Bancroft, Michael Jordan, John M. Pigott, Goh Yong Siang, Pat Long, David Kellogg, Charles Jarvie, and David Pasahow (the “Sponsor Purchasers”). The warrants to purchase Preferred Stock are owned 3,434 by Herakles, and 1,145 by Astraea. The shares of Common Stock are owned 6,429,653 by Opus and 398,628 by Sponsor. Sponsor is owned by Sammons Enterprises, Inc. through its wholly owned subsidiary, Herakles, and by Astraea, who may be deemed to beneficially own the shares that they have authority to vote. Sponsor and Opus are ultimately under the common control of Consolidated Investment Services, Inc., a Nevada corporation.
(2)	Consists of (a) 36,105 shares of Preferred Stock, convertible into 33,430,558 shares of Common Stock, and (b) warrants to purchase 3,434 shares of Preferred Stock, which preferred stock is convertible into 3,179,630 shares of Common Stock.
(3)	Consists of warrants to purchase 1,859,884 shares of Common Stock owned by Crestview Warrant and the following securities owned by Crestview: (a) 9,602,263 shares of Common Stock, (b) warrants to purchase 4,823,274 shares of Common Stock, (c) 5,500 shares of Preferred Stock convertible into 5,092,591 shares of Common Stock, (d) warrants to purchase 2,290 shares of Preferred Stock, which preferred stock is convertible into 2,120,370 shares of Common Stock and (e) $1,604,227 in principal amount of Debentures which is convertible into 9,319,187 shares of Common Stock. Crestview Capital Partners, LLC controls Crestview. The power to vote or dispose of the shares beneficially owned by Crestview is shared by Stewart Flink, Richard Levy, Robert Hoyt and Daniel Warsh. Steven J. Halpern has the sole power to vote or dispose of the shares beneficially owned by Crestview Warrant, but he disclaims beneficial ownership of such shares.

(4)	Consists of 17,892,473 shares of Common Stock and warrants to purchase 2,289 shares of Preferred Stock, which preferred stock is convertible into 2,119,444 shares of Common Stock. The General Partner of Big Bend XI Investments, Ltd. (“Big Bend”) is 2M Companies, Inc., a Delaware corporation controlled by Morton H. Meyerson, who holds the power to vote or dispose of the shares beneficially owned by Big Bend.
(5)	Consists of (a) 6,140,991 shares of Common Stock, (b) 4,000 shares of Preferred Stock convertible into 3,703,704 shares of Common Stock, (c) warrants to purchase 1,537,116 shares of Common Stock, and (d) $1,278,384 in principal amount of Debentures which is convertible into 7,602,740 shares of Common Stock. Midsummer Capital, LLC, as the investment advisor to Midsummer, may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Mr. Michel Amsalem and Mr. Scott Kaufman have delegated authority from the members of Midsummer Capital, LLC with respect to the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of Common Stock held by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of Common Stock, and neither person has any legal right to maintain such delegated authority.
(6)	Consists of (a) 5,389 shares of Preferred Stock, convertible into 4,989,815 shares of Common Stock, and (b) warrants to purchase 1,145 shares of Preferred Stock, which preferred stock is convertible into 1,060,185 shares of Common Stock.
(7)	Includes 371,624 shares held directly, 53,222 shares held indirectly through a 401(K) plan, 25,000 shares held by a trust of which Mr. Sullivan serves as trustee and 552,222 shares underlying stock options.
(8)	Consists of 324 shares of Preferred Stock, convertible into 300,000 shares of Common Stock, and options to purchase 100,000 shares of Common Stock.
(9)	Consists of options to purchase 100,000 shares of Common Stock.
(10)	Consists of options to purchase 1,200,000 shares of Common Stock.
*	indicates less than 1% ownership.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 2006, we entered into an Employment Agreement with Neal Kaufman, our chief executive officer. See “Item 10 Executive Compensation – Employment Agreement” for a detailed description of that agreement. Mr. Kaufman served as a consultant to the Company from December 5 through December 31, 2005, for which we paid him $62,500, plus expenses.

On July 7, 2005, the Company issued the July Debentures and the July Warrants, and on December 30, 2005, the Company sold the December Debentures and the December Warrants, to certain of the Company’s existing stockholders. Purchasers of those securities included Sponsor, Crestview and Midsummer, each of which owns more than 5% of our outstanding stock and has had or currently has a person affiliated with it serving on our Board of Directors. Also on July 7 and December 30, 2005, the Company entered into the Loan Amendment and the Second Amendment, respectively, with Opus. Opus is affiliated with Sponsor. The Company paid approximately $68,000 in costs and expenses incurred by the purchasers in connection with the negotiation, execution and consummation of the July SPA and approximately $39,000 in connection with the December SPA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for a complete description of these transactions.

In connection with the Exchange Agreement, the Company agreed to pay Sponsor’s costs and expenses, including reasonable legal fees and third party due diligence costs, incurred in connection with the negotiation, execution and consummation of the Sponsor Transaction. The Company paid approximately $196,000 to Sponsor for such costs. The Company also paid $137,443 to Crestview to cover its legal fees and due diligence expenses incurred in connection with the Stock Purchase Agreement.

For the year ended December 31, 2004, TieTek paid $170,800 to Sponsor and its affiliates for services rendered to TieTek for consulting services related to TieTek’s human resources, technical and marketing needs.

In February 2004, the Company entered into the Construction Loan with Opus which was amended on July 7 and December 30, 2005. Until February 22, 2005, Sponsor had the Sponsor Option to acquire 49.9% of TieTek and controlled a majority of the Board of Managers of TieTek. Pursuant to the Exchange Agreement, the Company issued the Exchange Securities to Sponsor in exchange for Sponsor’s interest in TieTek, and TieTek became a wholly owned subsidiary of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” for a complete description of these transactions.

On February 11, 2004, as part of the Construction Loan, the Company entered into a Royalty Agreement with the owners of the TieTek™ technology, which include Mr. Sullivan. Under the terms of the Royalty Agreement, the Company paid the royalty holders $250,000 in cash, issued 500,000 shares of Common Stock and agreed to pay a 1.25% royalty on net revenue through 2005 and 2.50% royalty on net revenues for the years 2006 through 2013.

ITEM 13. EXHIBITS

Exhibit No.	Description		Manner of Filing
3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QB dated August 10, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB dated December 9, 2005.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

9.1	Stockholders Agreement among Big Bend XI Investments, Ltd., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed February 28, 2005.

10.1	1999 Stock Incentive Plan	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.2	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to the Company’s Form 8-K filed December 5, 2002.

10.4	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.5	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.6	Limited Waiver and First Amendment to Construction Loan Agreement dated July 7, 2005.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.7	Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.8	Second Amendment to Construction Loan Agreement dated December 29, 2005, between OPUS 5949 LLC, the Company, TieTek LLC, and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.9	First Amendment to Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.10	Regulations for TieTek LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.11	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.12	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.13	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.14	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.15	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.16	Securities Purchase Agreement dated July 7, 2005, between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, .Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.17	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005

10.18	Custodial and Security Agreement, dated July 7, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005

10.19	Securities Purchase Agreement dated December 28, 2005, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP and Islandia, LP	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.20	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated December 30, 2005.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.21	Custodial and Security Agreement dated December 28, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.22	Amended and Restated Registration Rights Agreement among the Company, dated December 28, 2005, among the Company, the Purchasers and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

21	Subsidiaries of Registrant	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Neal P. Kaufman, President and Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. For each of the last two fiscal years, the Company incurred aggregate professional fees to its auditors, Ham, Langston & Brezina, LLP (“HLB”), in the amount of $142,129 and $150,210 respectively, for the audit of our annual financial statements included in our Forms 10-QSB or services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. The Company incurred fees for assurance and services that are reasonably related to the performance of the audit or review of the Company’s financial statements to HLB of $83,000 in 2004 and $97,283 in 2005.

Tax Fees. The Company incurred fees for tax compliance, tax advice and tax planning, composed principally of tax preparation services, to HLB of $13,850 in 2004 and $12,896 in 2005.

All Other Fees. The Company incurred additional fees for SEC filings provided by HLB of $45,279 in 2004 and $40,031 in 2005.

The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of HLB as the Company’s principal independent accounting firms. All of the non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/s/ NEAL P. KAUFMAN
Neal P. Kaufman Chief Executive Officer

	By:	/s/ JOE B. DORMAN
Joe B. Dorman Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ NEAL P. KAUFMAN Neal P. Kaufman	Chief Executive Officer	March 31, 2006

/s/ JOE B. DORMAN- Joe B. Dorman	Chief Financial and Accounting Officer	March 31, 2006

/s/ HENRY W. SULLIVAN. Henry W. Sullivan	Director	March 31, 2006

/s/ KENNETH Z. SCOTT Kenneth Z. Scott	Director	March 31, 2006

/s/ SCOTT KAUFMAN	Director	March 31, 2006
Scott Kaufman

/s/ GOH YONG SIANG	Director	March 31, 2006
Goh Yong Siang

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QB dated August 10, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB dated December 9, 2005.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC.	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

9.1	Stockholders Agreement among Big Bend XI Investments, Ltd., Crestview Capital Master, LLC, Midsummer Investment Ltd., HLTFFT, LLC, Richard Kiphart, Islandia, L.P. and Crestview Warrant Fund, L.P. dated February 22, 2005	Incorporated by reference to the Company’s Form 8-K filed February 28, 2005.

10.1	1999 Stock Incentive Plan	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.2	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.3	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to the Company’s Form 8-K filed December 5, 2002.

10.4	Construction Loan Agreement dated as of February 5, 2004 among NATK, TieTek, TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.5	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.6	Limited Waiver and First Amendment to Construction Loan Agreement dated July 7, 2005.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.7	Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.8	Second Amendment to Construction Loan Agreement dated December 29, 2005, between OPUS 5949 LLC, the Company, TieTek LLC, and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.9	First Amendment to Amended and Restated Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.10	Regulations for TieTek LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.11	Royalty Agreement between NATK and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.12	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.13	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.14	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.15	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.16	Securities Purchase Agreement dated July 7, 2005, between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, .Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.17	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005

10.18	Custodial and Security Agreement, dated July 7, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005

10.19	Securities Purchase Agreement dated December 28, 2005, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP and Islandia, LP	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.20	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated December 30, 2005.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.21	Custodial and Security Agreement dated December 28, 2005, among the Company, the Purchasers and Feldman Weinstein LLP, as custodial agent for the benefit of the Purchasers.	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

10.22	Amended and Restated Registration Rights Agreement among the Company, dated December 28, 2005, among the Company, the Purchasers and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006

21	Subsidiaries of Registrant	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Neal P. Kaufman, President and Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith