Form 10QSB
period 2006-03-26
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2006-05-17
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO                 .

Commission File Number: 0-16217

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0041789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

429 Memory Lane, Marshall, Texas 75672

(Address of principal executive offices)

(713) 462-0303

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 80,414,215 common shares outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of March 26, 2005 and December 31, 2005

	March 26,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,166,344	$50
Accounts receivable, net of allowance of $0	460,204	47,213
Inventories	2,832,853	2,567,376
Prepaid expenses and other	458,381	393,820

Total Current Assets	4,917,782	3,008,459

Property and equipment, net	11,725,764	11,807,125
Other Assets:
Patents and purchased technologies, less accumulated amortization of $975,656 and $947,156	1,109,599	1,123,364
Other assets	413,172	408,459

Total Other Assets	1,522,771	1,531,823

Total Assets	$18,166,317	$16,347,407

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,368,734	$2,344,667
Accrued expenses	349,331	252,121
Accrued warranty costs	699,079	754,700
Accrued interest	394,722	339,888
Debt to Opus 5949 LLC – current portion	2,800,000	14,000,000
7% convertible debentures, net of debt discount and beneficial conversion feature of 301,336 and $392,183	4,698,664	4,607,187
7% convertible debentures, net of debt discount of 608,071	4,391,929
Note payable – insurance	164,838	288,467

Total Current Liabilities	14,867,297	22,587,030
Debt to Opus 5949 LLC	11,200,000	—

Total Liabilities	26,067,297	22,587,030
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value, 54,364 shares issued and outstanding	8,813,750	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 77,773,308 and 75,959,981 shares issued and outstanding	77,772	75,959
Additional paid-in capital	75,506,711	74,115,200
Accumulated deficit	(92,299,213)	(89,244,532)

Total Stockholders’ Equity (Deficit)	(7,900,980)	(6,239,623)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,166,317	$16,347,407

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 26, 2006 and March 31, 2005

(Unaudited)

	Three Months Ended
	March 26, 2006	March 31, 2005
Sales	$1,919,296	$1,462,812
Cost of goods sold (exclusive of depreciation shown below)	2,967,611	3,240,743

Gross Profit (Loss)	(1,048,315)	(1,777,931)
Selling, general and administrative expenses	1,022,541	956,126
Depreciation and amortization	368,142	350,021

Operating Profit (Loss)	(2,438,998)	(3,084,078)
Other income (expense)
Interest income	4,143	32,438
Interest expense	(691,379)	(394,653)
Other	71,548	2,977

Total other income (expense)	(615,688)	(359,238)

Net Profit (Loss)	(3,054,686)	(3,443,316)
Preferred stock dividends	—	(12,500)

Net Income (Loss) Available to Common Stockholders	$(3,054,686)	$(3,455,816)

Earnings (Loss) Per Share
Net Income (Loss) Per Common Share – basic and diluted	$(.04)	$(0.05)

Weighted Average Number of Common Shares Outstanding – basic and diluted	77,666,636	70,401,931

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 26, 2006 and March 31, 2005

(Unaudited)

	Three Months Ended
	March 26, 2006	March 31, 2005
Cash flows from operating activities:
Net profit (loss)	$(3,054,686)	$(3,443,316)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Amortization of note discount and beneficial conversion feature of debentures	286,061	—
Stock-based compensation expense	250,781	—
Increase in redemption price of Series AA preferred stock	—	87,500
Depreciation and amortization	368,142	350,021
Net change in operating assets and liabilities
Accounts receivable	(412,991)	56,019
Inventories	(265,477)	(406,865)
Prepaid expenses and other	(64,560)	10,066
Other assets	(23,336)	(1,012)
Accounts payable and accrued expenses	(539,624)	567,291

Net cash used by operating activities	(3,455,690)	(2,780,296)

Cash flows from investing activities:
Purchases of property and equipment	(254,387)	(992,717)

Net cash used by investing activities	(254,387)	(992,717)

Cash flows from financing activities:
Payment on note payable – insurance	(123,629)	(63,801)
Proceeds from debt	5,000,000	0

Net cash provided by financing activities	4,876,371	(63,801)

Net increase (decrease) in cash and cash equivalents	1,166,294	(3,836,814)

Cash and cash equivalents, beginning of period	$50	$7,774,990

Cash and cash equivalents, end of period	$1,166,344	$3,938,176

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of a composite railroad crosstie through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”), and its subsidiary TieTek LLC (“TieTek”). Its principal customer is Union Pacific Railroad (“Union Pacific”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000. In December 2002, the Company entered into an agreement to sell 1,000,000 crossties to Union Pacific over a six year period.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to present fairly the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for the year then ended. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 26, 2006 and March 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 113,473,890 shares of Common Stock.

On January 1, 2006 the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of the calendar period. For the calendar year 2005, the fiscal period ended December 31, 2005, and for the first quarter of 2006, the fiscal period ended March 26, 2006.

NOTE 2—GOING CONCERN

The provisions of the 7% convertible debentures sold in July 2005 and December 2005 (collectively, the “Debentures”) (See Note 5) require payment in full on December 31, 2006 of $11,500,000, and the loan agreement (the “Construction Loan”) with Opus 5949 LLC (“Opus”), requires the payment of $2,800,000 in principal by December 31, 2006. The Company does not believe that it will have achieved adequate positive cash flow or have sufficient funds necessary as of December 31, 2006 to retire the Debentures or to pay the then due principal portion of the Construction Loan. In addition, debt service and working capital requirements for the upcoming year may reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	March 26, 2006	December 31, 2005
Raw materials	$1,156,640	$821,264
Finished goods	1,676,213	1,746,112

Total	$2,832,853	$2,567,376

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	March 26, 2006	December 31, 2005
Machinery and equipment	$12,001,437	$11,862,843
Building and land	2,382,432	2,273,590
Furniture, fixtures and other	$243,476	$236,525

Total property and equipment	14,627,345	14,372,958
Less accumulated depreciation	(2,901,581)	(2,565,833)

Total property and equipment, net	11,725,764	11,807,125

NOTE 5—DEBT

Debt to Opus 5949

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004, the Company entered into the Construction Loan with Opus for up to $14,000,000, all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. The interest rate increased in March 2005 to prime plus 700 basis points in accordance with the terms of the note. Principal payments were due starting April 1, 2005 for $350,000 per quarter, thus the current portion of this note is $2,800,000 and payments of $1,400,000 per year are due through 2014 and $350,000 is due in year 2015. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Opus in which Opus agreed to defer receipt of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005.

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus. Pursuant to the Loan Amendment (i) Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and (ii) TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due.

On December 29, 2005, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus in which Opus agreed to extend the date on which unpaid principal payments for 2005 and 2006 are due and shares may be paid in lieu of cash for all quarterly interest payments on the amended note under the Construction Loan, from July 7, 2006 to December 31, 2006.

At March 26, 2006 the Company was in technical default under the Construction Loan because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures (discussed below). On April 25, 2006, the Company obtained a waiver and amendment of that requirement from the December Debentures and Opus consented to such amendment. The required long-term supply contract with Union Pacific was received on May 2, 2006.

For the quarter ended March 26, 2006, the Company issued 1,813,417 shares of its Common Stock in payment of interest of $339,888 incurred during the first quarter of 2006.

7% Convertible Debentures

The Company issued debentures in the principal amount of $5,000,000 in July 2005 (the “July Debentures”), and up to $6,500,000 in December 2005 (the “December Debentures”). The Debentures accrue interest at 7% per annum and are payable in full on December 31, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.1985 for the July Debentures and $0.15 for the December Debentures. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 11,928,737 shares of Common Stock of the Company (the “Warrants”) The Warrants issued in July are exercisable at $0.2115 per share, and those issued in December are exercisable at $0.18 per share. The proceeds of the Debentures have been fully distributed as of May 9, 2006.

The Warrants issued with the July and December Debentures have a three-year term and are exercisable at any time, in whole or in part. The number of shares exercisable under the Warrants and the exercise price are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The Warrants also contain customary provisions regarding the conversion of the Warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction.

In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the Warrants issued in connection with the July Debentures to be $608,594 (or $0.11 per warrant). This amount that has been allocated to the Warrants is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the quarter ended March 26, 2006, the Company recognized $73,000 in interest expense related to the accretion of the debt discount attributable to the Warrants issued in connection with the July Debentures. As of March 26, 2006, the remaining balance of the debt discount was $240,468.

In accordance with generally accepted accounting principles, in the event the conversion price is less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company has calculated the beneficial conversion feature of the Debentures to be $154,048. During the quarter ended March 26, 2006, the Company recognized $18,478 in interest expense related to the amortization of the beneficial conversion feature. As of March 26, 2006, the remaining balance of the beneficial conversion feature was $60,868.

Using the Black-Scholes valuation model, the Company has determined the value of the Warrants issued in connection with the December Debentures to be $802,654 (or $.13 per warrant). This amount that has been allocated to the Warrants is accounted for as a debt discount and will be recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the quarter ended March 26, 2006, the Company recognized $194,583 in interest expense related to the accretion of the debt discount attributable to the Warrants issued in connection with the December Debentures. As of March 26, 2006, the remaining balance of the debt discount was $608,071.

At March 26, 2006 the Company was in technical default under the Debentures because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures. On April 25, 2006, the Company obtained a waiver and amendment of that requirement from the holders of the December Debentures. The required long-term supply contract with Union Pacific was received on May 2, 2006. On May 1, 2006, the Company obtained a second amendment from the holders of the December Debentures removing the conditions to the funding of the final $1.5 million available under the December Debentures and the requirements for the use of those funds. The Company received the final $1.5 million on May 9, 2006 and plans to use such funds to enhance production and to purchase and install machinery for raw materials processing.

The Company has begun to evaluate whether it is necessary to restate the financial statements included in its interim September 30, 2005 quarterly report, its fiscal year ended December 31, 2005 annual report, and this interim report to reflect non-operating gains or losses related to the classification of and accounting for the conversion feature of the Company’s Debentures and the beneficial conversion feature of the Warrants, and the amortization expense associated with the debt discount and beneficial conversion features. The Company has classified the value of the conversion feature as a debt discount and a beneficial conversion feature. The Company intends to engage experts who will determine whether the debt discount and beneficial conversion features should be recorded as derivative liabilities with their fair value recorded in its balance sheets. As of this date, the financial statements referred to above have not been restated to effect any changes; thus the impact of any future changes, if any are not presently known.

NOTE 6—STOCKHOLDERS’ EQUITY

Warrants

The Company has 20,333,113 warrants outstanding that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have an exercise price of between $0.50 and $3.85, and expire between 2006 and 2010. The Company also issued Warrants in connection the issuance of the Debentures issued in July and December 2005, all of which are currently exercisable. The Warrants issued in July are exercisable at $0.2115 per share, and those issued in December are exercisable at $0.18 per share. The Warrants expire three years from their date of issue.

Of the 20,333,113 warrants outstanding as of March 26, 2006, 16,387,399 are held by the Company’s major investment group. At March 26, 2006 the Company had Common Stock reserved for future issuance as follows

Shares
Warrants outstanding	20,233,113
Stock options outstanding	6,058,333
Convertible Preferred Stock and related warrants outstanding	58,816,670
7% Convertible Debentures	28,365,774

Total	113,473,890

Common Stock

As of March 26, 2006, the Company had authorized 250,000,000 shares, and issued 77,773,308 shares, of its Common Stock.

In January 2006 the Company issued 1,336,203 shares of its Common Stock in payment of interest of $250,444 that had accrued on the Construction Loan from October 1, 2005 to December 31, 2005, and 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued from October 1, 2005 to December 31, 2005 on the July Debentures.

Employee Stock Options

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the three months ended March 26, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the

Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 26, 2006 was $250,781, which consists of stock-based compensation expense related to employee and director stock options. Net loss and basic and diluted loss per share for the three months ended March 26, 2006 would have been $2,803,905 and $(.04 )respectively, if the Company had not adopted SFAS 123R, compared to reported net loss and basic and diluted loss per share of $3,054,686 and $(.04), respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three months ended March 26, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the three months ended March 26, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses and because it is uncertain as to when and if it might realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

Upon adoption of SFAS 123R the Company continued to use the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of employee stock options granted at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

For options granted, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the period October 27, 2005 through the date of option grant because management believes the historical volatility since January 26, 2006 is more representative of prospective volatility. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The following are the weighted average assumptions used in the Black-Scholes valuation model for the periods indicated:

Three Months Ended March 26, 2006
Expected dividend yield	0%
Risk-free interest rate	4%
Expected volatility	137%
Expected life (in years)	5-10
Expected forfeiture rate	5%

As of March 26, 2006, there was approximately $336,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of three years.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The lease agreement for the Company’s 23,000 square foot manufacturing and office facility in Houston, Texas expired in April 2006. The Company relocated from that facility to another facility in Houston. The new facility is leased from Avangard, one of the Company’s major suppliers of raw material. The lease commenced May 1, 2006 and continues for a three year term with rent of $12,885.00 payable monthly during the term of the lease.

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

NOTE 8—MAJOR CUSTOMERS

For the three months ended March 26, 2006 and March 31, 2005, the Company had sales to Union Pacific that represented 75% and 94% of total revenues, respectively. Sales to Union Pacific were made under the terms of a six-year supply agreement for 1,000,000 TieTek™ crossties, as amended on May 2, 2006.

NOTE 9 – SUBSEQUENT EVENTS

On May 2, 2006, the Company received the agreement of Union Pacific to an amendment to the long term supply agreement for crossties. The amendment provides for the payment of a surcharge based on the price of recycled plastic for the year 2006.

In April 2006, the Company issued 2,640,907 of its Common Stock in payment of interest accrued under its Debentures and the Construction Loan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in the 2005 Annual Report. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to release publicly the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

Critical Accounting Policies

For a discussion of our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the year ended December 31, 2005.

Results of Operations

The net loss of $3,054,686 for the three months ended March 26, 2006 reflects a decrease of $388,630, or 12%, from the net loss of $3,443,316 in the period ended March 31, 2005. This decrease in net loss is primarily the result of a higher price of the Company’s crossties and a reduction in the cost of producing crossties.

Sales. Net sales for the three months ended March 26, 2006 and March 31, 2005, were $1,919,296 and $1,462,812, respectively, and related solely to the sale of crossties. The increase in net sales was due primarily to a higher sales price per crosstie in 2006.

Gross Loss. During the three months ended March 26, 2006 and March 31, 2005, the sale of TieTek™ crossties resulted in a negative gross margin of $1,048,315 and $1,777,931, respectively, reflecting the small scale and labor-intensive nature of this activity. This decrease in gross loss is primarily the result of a higher price of the Company’s crossties and a reduction in the cost of producing crossties. Cost of product consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance and other. The Company expects these expenses to increase in dollar amount, but since some of the costs are fixed, the Company expects some costs to decrease on a per tie basis as the volume of production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,022,541 for the quarter ended March 26, 2006, as compared to $956,126 for the quarter ended March 31, 2005. This overall increase in SG&A reflects primarily increases in wages and salaries, repair and maintenance expenses, travel expenses, and taxes, offset by decreases in legal and accounting fees.

Depreciation and Amortization. Depreciation and amortization expenses were $368,142 for the three months ended March 26, 2006 compared to $350,021 for the three months ended March 31, 2005, an increase of $18,121, or 5%. This increase reflects primarily additional equipment acquired by the Company being subject to depreciation.

Other Income and (Expense). Total other expense was $615,688 for the three months ended March 26, 2006 as compared to $359,238 for the three months ended March 31, 2005, an increase of $256,450. This increase is primarily attributable to additional debt of $5,000,000 arising from the sale of the December Debentures.

Liquidity and Capital Resources

For the three month period ended March 26, 2006, the Company used $3,455,690 in cash in its operations, reflecting primarily the net loss for the quarter of $3,054,686 adjusted for non-cash expenses, which were $904,984 and changes in operating assets and liabilities of $1,305,988 which were primarily attributable to (1) increase in accounts receivable, (2) increases in inventories and reduction of accounts payable and accrued expenses.

During the three month period ended March 26, 2006, investing activities used cash of $254,387. Our uses of cash consisted of purchases of property, plant and equipment. During the same period in 2005, investing activities used cash of $992,717, most of which was associated with the purchase of property, plant and equipment.

Net cash generated by financing activities during the three months ended March 26, 2006 was $4,876,371, consisting of proceeds of $5,000,000 from the sale of the December Debentures offset by the payment of a premium finance note payable. Net cash provided by financing activities during the three months ended March 31, 2005, was $63,801, consisting primarily of payment of a premium finance insurance note payable.

As of March 26, 2006, NATK had a negative working capital balance of $9,949,515 and a cash balance of $1,166,344.

The cash flow deficit from operations may decrease in the future if the Company is able to operate all production lines at full capacity. During the first quarter of 2006, negative cash flow from operations averaged approximately $1,151,897 per month. As of May 9, 2006, the Company has drawn down the full amount available under the Debentures. As a result, $11,200,000 in principal amount will become due in December 2006, as well as $2,800,000 of principal payments under the Construction Loan. The Company does not believe that it will have achieved adequate cash flow or have sufficient funds to retire that debt by such date.

The Company plans to attempt to restructure or extend its existing debt prior to year end and to raise additional capital to fund the addition of production lines at its Marshall facility and potentially additional production lines at its relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations. The lack of sufficient working capital at December 31, 2005 raised substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent public accountant’s report accompanying the consolidated financial statements for the year ended December 31, 2005 was qualified with respect to the risk.

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

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus. Pursuant to the Loan Amendment (i) Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and (ii) TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due.

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

At March 26, 2006 the Company was in technical default under the Construction Loan because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures. On April 25, 2006, the Company obtained a waiver and amendment of that requirement from the December Debentures and Opus consented to such amendment. The required long-term supply contract with Union Pacific was received on May 2, 2006.

Sale of Securities. In connection with the Loan Amendment executed on July 7, 2005, the Company entered into a Securities Purchase Agreement (the “July SPA”) with Sponsor Investments, LLC (“Sponsor”), Toibb Investment LLC, Michael Toibb, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), and Islandia, LP (“Islandia”, and, collectively the “July Purchasers”) in which the Company agreed to issue to the July Purchasers the July Debentures and warrants to purchase 5,554,438 shares of common stock (the “July Warrants”).

The Company used the proceeds from the sale of the July Debentures primarily to fund its manufacturing processes, and $332,052 ($325,000 plus $7,052 in interest) was used to finance the mandatory redemption, including penalties and interest, of the remaining 250 shares of Series AA outstanding. Even though the July SPA restricted the Company from drawing down the full amount of the July Debentures until May 2006, during November 2005 the Company made a request to withdraw the remaining amount of the July Debentures, and the request was granted. This decision was made in response to lower than anticipated levels of production, the unprecedented increase in the price of recycled plastics and the Board of Directors decision to suspend sales to its major customers pending negotiation of a surcharge for the cost of recycled plastics. In December 2005, lacking sufficient funds to continue operations, the Company approached the July Purchasers to extend the maturity date of those debentures and to purchase an additional $6,500,000 in debentures and warrants on similar terms.

On December 28, 2005, the Company entered into a Securities Purchase Agreement (the “December SPA”) with Sponsor, Crestview, Midsummer, Islandia, Enable Growth Partners, LP and Enable Opportunity Partners, LP (collectively, the “December Purchasers”) in which the Company agreed to issue to the December Purchasers the December Debentures and warrants to purchase 6,374,299 shares of common stock (the “December Warrants”). On January 3, 2006, $5,000,000 in principal amount of the December Debentures was issued, and on May 9, 2006 the remaining $1,500,000 in principal amount of the December Debentures and accompanying warrants was issued. Proceeds were used for working capital purposes and the purchase and installation of machinery for raw materials processing. The proceeds of the July Debentures were distributed $2,000,000 in July, $800,000 in August and the remaining $2,200,000 in November, 2005. The proceeds of the December Debentures were distributed $1,500,000 on January 3, 2006, $1,500,000 on January 17, 2006, $2,000,000 on February 28, 2006 and the remaining $1,500,000 on May 9, 2006. The source of the funds used by each of the respective Purchasers was private funds.

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

At March 26, 2006 the Company was in technical default under the Debentures because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures. On April 25, 2006, the Company obtained a waiver and amendment of that requirement from the holders of the December Debentures. The required long-term supply contract with Union Pacific was entered into on terms which the Board determined to be economically viable for the Company, as required by the December Debentures, on May 2, 2006.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Reference is made to the Form 8-K filed by the Company with the SEC on January 5, 2006 for a description of the unregistered securities issued under the July Debentures, the Construction Loan and the December SPA. Because the Company did not receive the proceeds from the sale of the December Debentures until January 3, 2006, those securities are treated for accounting purposes as being issued during the quarter ended March 26, 2006.

Item 3. Defaults upon Senior Securities

Reference is made to the disclosure in Note 5 of the Notes to Interim Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources—Construction Loan regarding the technical default under the Construction Loan and the Debentures, which has been waived. The Company is not in default under any of its senior securities.

Item 6: Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing

10.1	Letter Agreement with Union Pacific Railroad Company amending Letter of Intent dated February 18, 2002	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Joe B. Dorman, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Neal P. Kaufman, Chief Executive Officer, and of Joe B. Dorman, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: May 16, 2006	/s/ Neal P. Kaufman
Neal P. Kaufman Chief Executive Officer

Date: May 16, 2006	/s/ Joe B. Dorman
Joe B. Dorman Chief Financial and Accounting Officer