Form 10QSB
period 2006-06-25
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2006-08-09
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2006

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 82,105,830 common shares outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

As of June 25, 2006 and December 31, 2005

	June 25, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$1,617,143	$50
Accounts receivable, net of allowance of $0	1,081,277	47,213
Inventories	1,956,045	2,567,376
Prepaid expenses and other	166,496	393,820

Total Current Assets	4,820,961	3,008,459

Property and equipment, net	11,624,026	11,807,125
Other Assets:
Patents and purchased technologies, less accumulated amortization of $1,004,369 and $947,156	1,074,843	1,123,364
Other assets	417,433	408,459

Total Other Assets	1,492,276	1,531,823

Total Assets	$17,937,263	$16,347,407

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,282,834	$2,344,667
Accrued expenses	804,385	252,121
Accrued warranty costs	699,079	754,700
Accrued interest	614,608	339,888
Debt to Opus 5949 LLC – current portion	2,450,000	14,000,000
7% convertible debentures, net of debt discount and beneficial conversion feature of $201,621 and $392,813	4,798,379	4,607,187
7% convertible debentures, net of debt discount and beneficial conversion feature of $895,351	5,604,649	—
Note payable – insurance	84,480	288,467

Total Current Liabilities	17,338,414	22,587,030
Debt to Opus 5949 LLC	11,550,000	—

Total Liabilities	28,888,414	22,587,030
Commitments and Contingencies
Stockholders’ Equity:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value, 54,364 shares issued and outstanding	8,813,750	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 80,414,305 and 75,959,981 shares issued and outstanding	80,414	75,959
Additional paid-in capital	77,012,526	74,115,200
Accumulated deficit	(96,857,841)	(89,244,532)

Total Stockholders’ Equity (Deficit)	(10,951,151)	(6,239,623)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,937,263	$16,347,407

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 25, 2006 and June 30, 2005

(Unaudited)

	Three Months Ended		Six Months Ended
	25-Jun 2006	30-Jun 2005	25-Jun 2006	30-Jun 2005
Net sales	$4,453,305	$1,436,263	$6,372,601	$2,899,075
Cost of goods sold (exclusive of depreciation shown below)	5,720,310	3,167,601	8,687,921	6,408,344

Gross Profit (Loss)	(1,267,005)	(1,731,338)	(2,315,320)	(3,509,269)

Selling, general and administrative expenses	1,485,929	731,198	2,508,470	1,687,324
Depreciation and amortization	392,062	360,612	760,204	710,633

Operating Loss	(3,144,996)	(2,823,148)	(5,583,994)	(5,907,226)

Interest income	3,122	11,225	7,265	43,663

Interest expense	(1,090,857)	(557,957)	(1,782,236)	(952,610)
Other	(19,289)	7,218	52,259	10,195

Total Other – net	(1,107,024)	(539,514)	(1,722,712)	(898,752)

Net Loss	(4,252,020)	(3,362,662)	(7,306,706)	(6,805,978)

Preferred stock dividend	—	(3,750)	—	(16,950)

Net Loss Available to Common Stockholders	$(4,252,020)	$(3,366,412)	$(7,306,706)	$(6,822,228)

Net Loss Per Share Available to Common Stockholders:
Basic and Diluted	$(0.05)	$(0.05)	$(0.09)	$(0.10)

Weighted Average Number of Common Shares Outstanding	80,153,116	70,401,931	78,959,040	70,401,931

See accompanying notes to consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 25, 2006 and June 30, 2005

(Unaudited)

	Six Months Ended
	25-Jun 2006	30-Jun 2005
Cash flows from operating activities:
Net profit (loss)	$(7,306,706)	$(6,805,978)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Amortizations of notes discount and beneficial conversion feature of debentures	728,468	—
Stock-based compensation expense	396,345	—
Issuance of common stock in payment of interest	757,944	—
Increase in redemption price of Series AA preferred stock	—	87,500
Retirement of and reserve for assets	146,625	—
Depreciation and amortization	760,204	710,633
Net change in operating assets and liabilities		—
Accounts receivable	(1,034,064)	54,659
Inventories	611,331	(893,905)
Prepaid expenses and other	227,324	118,821
Other assets	(33,166)	(50,655)
Accounts payable and accrued expenses	709,529	718,869

Net cash used by operating activities	$(4,036,166)	$(6,060,056)

Cash flows from investing activities:
Purchases of property and equipment	(642,754)	(1,265,251)

Net cash used by investing activities	(642,754)	(1,265,251)

Cash flows from financing activities:
Payment on note payable – insurance	(203,987)	(107,055)
Proceeds from debt	6,500,000	—

Net cash provided (used) by financing activities	6,296,013	(107,055)

Net increase (decrease) in cash and cash equivalents	1,617,093	(7,432,362)

Cash and cash equivalents, beginning of period	$50	$7,774,990

Cash and cash equivalents, end of period	$1,617,143	$342,628

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the six months ended June 25, 2006 and June 30, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants and convertible preferred stock convertible into an aggregate of 162,096,540 shares of Common Stock.

On January 1, 2006 the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of the calendar period. For the calendar year 2005, the fiscal period ended December 31, 2005, and for the second quarter of 2006, the fiscal period ended June 25, 2006.

NOTE 2—GOING CONCERN

The provisions of the 7% convertible debentures sold in July 2005 and December 2005 (collectively, the “Debentures”) (See Note 5) require payment in full on December 31, 2006 of $11,500,000, and the loan agreement (the “Construction Loan”) with Opus 5949 LLC (“Opus”), requires the payment of $1,750,000 in principal by December 31, 2006. The Company does not believe that it will have achieved adequate positive cash flow or have sufficient funds necessary as of December 31, 2006 to retire the Debentures or to pay the then due principal portion of the Construction Loan. In addition, working capital requirements for the current year may reach beyond current cash balances. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to attempt to restructure or extend its existing debt prior to year end and to raise additional capital to fund working capital needs, improve its current production capabilities at its Marshall facility and restart its production line and perform raw material processing at its relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations.

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

	June 25, 2006	December 31, 2005
Raw materials	$1,674,764	$821,264
Finished goods	281,281	1,746,112

Total	$1,956,045	$2,567,376

During the quarter ended June 25, 2006, the Company took a writedown on finished goods inventory of $465,950 to recognize quality defects in ties manufactured in the second half of 2005 which management determined in the second quarter of 2006 to be unmarketable.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	June 25, 2006	December 31, 2005
Machinery and equipment	$12,238,503	$11,862,843
Building and land	2,296,674	2,273,590
Furniture, fixtures and other	292,038	$236,525

Total property and equipment	$14,927,215	$14,372,958
Less accumulated depreciation	(3,303,189)	(2,565,833)

Total property and equipment, net	$11,624,026	$11,807,125

NOTE 5—DEBT

Debt to Opus 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus, a company affiliated with Sponsor Investments, LLC (“Sponsor”). In February 2004, the Company entered into the Construction Loan with Opus for up to $14,000,000, all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 700 basis points and pledged security interest in plant, equipment and intellectual property of TieTek. Principal payments were due starting April 1, 2005 for $350,000 per quarter and payments of $1,400,000 per year were due through 2014 and $350,000 was due in year 2015. On May 9, 2005, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with Opus in which Opus agreed to defer receipt of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005.

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus. Pursuant to the Loan Amendment (i) Opus waived the events of default that had occurred under the Construction Loan prior to the date of the Loan Amendment, and (ii) TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum. Principal payments are due under the New Note starting in October 1, 2005 for $350,000 per quarter, thus the current portion of this note is $2,450,000. Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due.

On December 29, 2005, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus in which Opus agreed to extend the date on which unpaid principal payments for 2005 and 2006 are due and shares may be paid in lieu of cash for all quarterly interest payments on the amended note under the Construction Loan, from July 7, 2006 to December 31, 2006.

At the filing of the Company’s Annual Report on Form 10-KSB for 2005, the Company was in technical default under the Construction Loan because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures. As a result, all debt under the Construction Loan was classified as current debt at December 31, 2005. This technical default was later waived and the long-term supply contract with Union Pacific was received, so the debt under the Construction Loan has not been so classified for the first and second fiscal quarters of 2006.

For the quarter ended June 25, 2006, the Company issued to Opus 1,547,694 shares of its Common Stock in payment of interest of $245,000 incurred during the first quarter of 2006. For the six months ended June 25, 2006, the Company issued to Opus an aggregate of 2,883,897 shares of its Common Stock in payment of interest of $495,444 incurred during the first quarter of 2006 and the last quarter of 2005.

7% Convertible Debentures

The Company issued debentures in the principal amount of $5,000,000 in July 2005 (the “July Debentures”), and up to $6,500,000 in December 2005 (the “December Debentures”). The Debentures accrue interest at 7% per annum and are payable in full on December 31, 2006. Principal of the Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.1985 for the July Debentures and $0.15 for the December Debentures. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices and the daily volume weighted average trading price of the Common Stock on the 20 days prior to the date such interest payment is due. In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 13,841,026 shares of Common Stock of the Company (the “Warrants”) The Warrants issued in July are exercisable at $0.2115 per share, and those issued in December are exercisable at $0.18 per share. As of May 9, 2006, all of the net proceeds of the Debentures have been paid to the Company.

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

In accordance with generally accepted accounting principles, since the conversion price of the July and December Debentures was less than the Company’s stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company has calculated the beneficial conversion feature of the July and December Debentures to be $469,034. During the quarter ended June 25, 2006, the Company recognized $90,880 in interest expense related to the amortization of the beneficial conversion feature. During the six months ended June 25, 2006, the Company recognized $109,358 in interest expense related to the amortization of the beneficial conversion feature. As of June 25, 2006, the remaining balance of the beneficial conversion feature was $284,974.

In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the Warrants issued in connection with the July and December respectively to be $608,594 (or $0.11 per warrant) and $1,117,640 (or $0.08 per Warrant),. The amounts that have been allocated to the Warrants are accounted for as a debt discount and have been recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the quarter ended June 25, 2006, the Company recognized $351,528 in interest expense related to the amortization of the debt discount attributable to the Warrants. During the six months ended June 25, 2006, the Company recognized $619,110 in interest expense related to the amortization of the debt discount attributable to the Warrants. As of June 25, 2006, the remaining balance of the debt discount associated with the July and December Warrants was $811,997.

The Company is in the process of evaluating whether it is necessary to restate the financial statements included in its interim September 30, 2005 quarterly report, its fiscal year ended December 31, 2005 annual report, and this interim report to reflect non-operating gains or losses related to the classification of and accounting for the conversion feature of the Company’s Debentures and the beneficial conversion feature of the Warrants, and the amortization expense associated with the debt discount and beneficial conversion features. The Company has classified the value of the conversion feature as a debt discount and a beneficial conversion feature. The Company has engaged experts to determine whether the debt discount and beneficial conversion features should be recorded as derivative liabilities with their fair value recorded in its balance sheets. As of this date, the financial statements referred to above have not been restated to effect any changes; thus the impact of any future changes, if any, are not presently known.

NOTE 6—STOCKHOLDERS’ EQUITY

Warrants

The Company has 26,616,507 warrants outstanding that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have an exercise price of between $0.15 and $3.85, and expire between 2006 and 2010.

At June 25, 2006 the Company had Common Stock reserved for future issuance as follows

Shares
Warrants outstanding	26,616,507
Stock options outstanding	8,141,111
Convertible Preferred Stock and related warrants outstanding	58,816,670
7% Convertible Debentures	68,522,252

Total	162,096,540

Common Stock

As of June 25, 2006, the Company had authorized 250,000,000 shares, and issued 80,414,305 shares of its Common Stock.

In January 2006, the Company issued 1,813,417 shares of its Common Stock in payment of interest of $339,888 that had accrued on the Construction Loan and the Debentures from October 1, 2005 to December 31, 2005.

In April 2006 the Company issued 2,640,907 shares of its Common Stock in payment of interest of $418,056 that had accrued on the Construction Loan and the Debentures from January 1, 2006 to March 31, 2006.

In July and August 2006, the Company issued an aggregate of 1,691,525 shares of its Common Stock in payment of interest of $440,125 that had accrued under its Debentures and the Construction Loan from April 1, 2006 to June 30, 2006.

Employee Stock Options

Stock-Based Employee Compensation

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (employee stock purchases) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the six months ended June 25, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 25, 2006 was $145,564 which consists of stock-based compensation expense related to employee and director stock options. Stock-based compensation expense recognized under SFAS 123R for the six months ended June 25, 2006 was $396,345 which consists of stock-based compensation expense related to employee and director stock options. Net loss and basic and diluted loss per share for the three months ended June 25, 2006 would have been $4,106,456 and $(0.05) respectively, if the Company had not adopted SFAS 123R, compared to reported net loss and basic and diluted loss per share of $ 4,252,020 and $(0.05), respectively. Net loss and basic and diluted loss per share for the six months ended June 25, 2006 would have been $6,910,361 and $(0.09) respectively, if the Company had not adopted SFAS 123R, compared to reported net loss and basic and diluted loss per share of $ 7,306,706 and $(0.09), respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the six months ended June 25, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense recognized for all employee stock options awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the six months ended June 25, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses, and because it is uncertain as to when and if it might realize its deferred tax assets, the Company has placed a valuation allowance against its otherwise recognizable deferred tax. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

Six Months Ended June 25, 2006
Expected dividend yield	0%
Risk-free interest rate	5%
Expected volatility	137%
Expected life (in years)	5-10
Expected forfeiture rate	5%

As of June 25, 2006, there was approximately $604,183 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which is expected to be recognized over a period of three years.

On August 8, 2006, the Board authorized an amendment to the 2005 Stock Option Plan to increase the maximum number of shares of Common Stock issuable under that plan to 25,000,000 shares.

NOTE 7—COMMITMENTS AND CONTINGENCIES

The lease for the Company’s 23,000 square foot manufacturing and office facility in Houston, Texas expired in April 2006. The Company relocated from that facility to another facility in Houston. The new facility is leased from Avangard, one of the Company’s major suppliers of raw material. The lease commenced May 1, 2006 and continues for a three year term with rent of $12,885 payable monthly during the term of the lease.

Effective January 1, 2006, Neal Kaufman entered into an Employment Agreement with the Company providing for a term of three years, renewable year to year at the end of the initial term. Mr. Kaufman’s compensation in 2006 consists of a base salary of $200,000 per year, cash bonuses of up to $150,000 based on established performance goals, and options to purchase up to 4,800,000 shares of Company stock. The stock options were granted on the effective date of the Employment Agreement and vest 600,000 shares at the beginning of each calendar quarter of 2006 at an exercise price of $0.18 per share; 1,200,000 shares on December 31, 2007 if he remains in his position at that date, at an exercise price of $0.30 per share; and 1,200,000 shares on December 31, 2008 if he remains in his position at that date, at an exercise price of $0.30 per share. Compensation in 2007 will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2006. Mr. Kaufman’s 2008 compensation will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2007. The Board of Directors has agreed to appoint Mr. Kaufman as a director of the Company by June 30, 2006. If the employment of Mr. Kaufman is terminated by the Company for any reason other than for cause (as defined in the agreement), he will receive severance benefits equal to six months salary if terminated in 2006 and he has achieved at least $100,000 of the cash bonuses for that year, and equal to twelve months salary if terminated in 2007 or thereafter and he remained as chief executive officer on December 31, 2007. The Employment Agreement also restricts Mr. Kaufman from competing with the Company for a period of two years, and from soliciting any customers or employees of the Company for one year, after his employment with the Company terminates.

NOTE 8—MAJOR CUSTOMERS

For the six months ended June 25, 2006 and June 30, 2005, the Company had sales to one major customer that represented 95% and 73% of total revenues, respectively.

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

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. Our composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. We began commercial manufacturing and shipping of during the third quarter of 2000 from our manufacturing facility in Houston, Texas. In

August 2003, we purchased an 185,000 square foot facility on 40 acres of land near Marshall, Texas. We now have two manufacturing lines at the Marshall facility. While the Company has several railroad customers, sales to one customer represent the vast majority of our revenues.

Critical Accounting Policies

For a discussion of our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the year ended December 31, 2005.

Results of Operations for the three months ended June 25, 2006 versus June 30, 2005

The net loss of $ 4,252,020 for the three months ended June 25, 2006 reflects an increase of $885,608 from the net loss of $3,366,412 in 2005. This increase in net loss is primarily the result of (1) a decrease in the gross loss of $930,283 offset by a write-down of finished goods inventory of $465,950, (2) an increase in selling, general and administrative expenses of $754,731 primarily the result of compensation expense related to grant of employee options of $145,564 and expenses related to relocating the Houston plant of $187,561, (3) increased depreciation and amortization of $31,450 and (4) an increase in other expense of $567,510 primarily related to the interest on the December Debentures, debt discount and beneficial conversion amortization related to the Debentures and beneficial interest related to issuance of common stock for interest.

Sales. Net sales for the three months ended June 25, 2006 and June 30, 2005 were $4,453,305 and $1,436,263 respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2006.

Gross Loss. During the three months ended June 25, 2006 and 2005, the sale of TieTek™ crossties resulted in a negative gross margin of $1,267,005 and $1,731,338, respectively, reflecting the small scale and labor-intensive nature of this activity. The decrease in gross loss is primarily the result of a higher selling price of the Company’s crossties and a reduction in the cost of producing crossties offset by a write-down of certain finished goods inventory. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. The Company expects these expenses to increase in dollar amount, but decrease on a per tie produced basis, as the volume of tie production increases, particularly as the Marshall facility increases production and the Houston facility restarts production.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,485,929 for the three months ended June 25, 2006 compared to $731,198 for the three months ended June 30, 2005. This overall increase in SG&A reflects primarily increases in wages and salaries, compensation expense related to grant of employee options, repair and maintenance expenses, relocation expenses of the Houston plant, travel expenses and taxes, offset by decreases in legal and accounting fees.

Relocation Expenses – Houston. During the three month period ended June 25, 2006, TieTek incurred $187,561 of relocation expenses associated with the relocation of the Houston facility. These expenses were principally engineering fees, moving expenses, materials and supplies, and are included under SG&A.

Depreciation and Amortization. Depreciation and amortization expenses were $392,062 for the three months ended June 25, 2006 compared to $360,612 for the three months ended June 30, 2005. This increase reflects primarily plant and equipment additions made subsequent to June 30, 2005.

Other Income (Expense). Total other expense was $1,107,024 for the three months ended June 25, 2006 as compared to $539,514 for the three months ended June 30, 2005. This increase is primarily attributable to interest expense on additional debt of $11,500,000 arising from the sale of the Debentures and $442,408 in debt discount and beneficial conversion amortization related to the Debentures, and $199,275 in beneficial interest related to issuance of common stock for interest..

Results of Operations for the six months ended June 25, 2006 versus June 30, 2005

The net loss of $7,306,706 for the six months ended June 25, 2006 reflects an increase of $484,478 from the net loss of $6,822,228 in 2005. This increase in net loss is primarily the result of (1) an decrease in the gross loss of $1,659,899 offset by a write-down of finished goods inventory of $465,950, (2)an increase in selling, general and administrative expenses of $821,146 primarily the result of compensation expense related to grant of employee options of $396,345 and expenses related to relocating the Houston plant of $187,561, (3) increased depreciation and amortization of $49,571 and (4) an increase in other expense of $823,960 primarily related to the interest on sale of the December Debentures, debt discount and beneficial conversion amortization related to the Debentures, and beneficial interest related to issuance of common stock for interest.

Sales. Net sales for the six months ended June 25, 2006 and June 30, 2005 were $6,372,601 and $2,899,075, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2006.

Gross Loss. During the six months ended June 25, 2006, gross loss was $2,315,320, compared to a gross loss of $3,509,269 for the six months ended June 30, 2005, reflecting the small scale and labor-intensive nature of this activity. The decrease in gross loss is primarily the result of a higher price of the Company’s crossties and a reduction in the cost of producing crossties, offset by a write-down of certain finished goods inventory. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. The Company expects these expenses to increase in dollar amount, but decrease on a per tie basis, as the volume of production increases, particularly as the Marshall facility increases production and the Houston facility restarts production.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $2,508,470 for the six months ended June 25, 2006 compared to $1,687,324 for the six months ended June 30, 2005. This overall increase in SG&A reflects primarily increases in wages and salaries, compensation expense related to grant of employee options, repair and maintenance expenses, relocation expenses of the Houston plant, travel expenses and taxes, offset by decreases in legal and accounting fees.

Relocation Expenses – Houston. During the six month period ended June 25, 2006, TieTek incurred $187,561 of relocation expenses associated with the relocation of the Houston facility. These expenses were principally engineering fees, moving expenses, materials and supplies, and are included under SG&A.

Depreciation and Amortization. Depreciation and amortization expenses were $760,204 for the six months ended June 25, 2006 compared to $710,633 for the six months ended June 30, 2005. This increase reflects primarily plant and equipment additions made subsequent to June 30, 2005.

Other Income (Expense). Total other expense was $1,722,712 for the six months ended June 25, 2006 as compared to $898,752 for the six months ended June 30, 2005. This increase is primarily attributable to interest expense on additional debt of $11,500,000 arising from the sale of the Debentures and $728,468 in debt discount and beneficial conversion amortization related to the Debentures, and $199,275 in beneficial interest related to issuance of common stock for interest.

Liquidity and Capital Resources

For the six month period ended June 25, 2006, the Company used $4,036,166 in cash in its operations, reflecting primarily the net loss for the quarter of $7,306,706 adjusted for non-cash expenses, which were $2,789,586, and changes in operating assets and liabilities of $480,954 which were primarily attributable to (1) increases in accounts receivable and (2) decreases in inventories, accounts payable and accrued expenses.

During the six month period ended June 25, 2006, investing activities used cash of $ 642,754. Our uses of cash consisted of purchases of property, plant and equipment. During the same period in 2005, investing activities used cash of $1,265,251, most of which was associated with the purchase of property, plant and equipment.

Net cash generated by financing activities during the six months ended June 25, 2006 was $6,296,013, consisting of net proceeds from the sale of the $6,500,000 in principal amount of December Debentures offset by the payment of a premium finance note payable. Net cash provided by financing activities during the six months ended June 30, 2005, was $107,055, consisting of payment on a premium finance insurance note.

As of June 25, 2006, NATK had a negative working capital balance of $12,517,453 and a cash balance of $1,617,143.

The cash flow deficit from operations may decrease in the future if the Company is able to operate all production lines at full capacity. During the first six months of 2006, negative cash flow from operations averaged approximately $672,694 per month. As of May 9, 2006, the Company had drawn down the full amount of the December Debentures. In December 2006, $11,500,000 of principal of the Debentures together with $1,750,000 of principal payments of the Construction Loan will become due. The Company does not believe that it will have achieved adequate cash flow or have sufficient funds to retire that debt by such date.

The Company plans to attempt to restructure or extend its existing debt prior to year-end and to raise additional capital to fund working capital needs, improve its current production capabilities at its Marshall facility and restart its production line at its relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations. The lack of sufficient working capital at December 31, 2005 raised substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent public accountant’s report accompanying the consolidated financial statements for the year ended December 31, 2005 was qualified with respect to the risk. The Company’s ability to continue as a going concern remains in doubt as of the date of this filing.

Construction Loan. On February 5, 2004, the Company and its operating subsidiaries entered into a $14,000,000 construction loan agreement (the “Construction Loan”) with Opus. The Construction Loan has a 10-year maturity, variable interest rate of prime plus 500 basis points over the prime rate (700 basis points after March 2005) and pledged security interest in plant, equipment and intellectual property relating to TieTek™ crosstie operations. Proceeds from the Construction Loan were used to fund construction of the two production lines at the Marshall facility, improvements to the Houston facility and operations of both. At June 14, 2004 the Company had drawn the full amount available under the Construction Loan.

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

At the filing of the Company’s Annual Report on Form 10-KSB for 2005, the Company was in technical default under the Construction Loan because it has not yet entered into a long-term supply contract with Union Pacific on terms which the Board determined to be economically viable for the Company, as required by the December Debentures. As a result, all debt under the Construction Loan was classified as current debt at December 31, 2005. This technical default was later waived and the long-term supply contract with Union Pacific was received, so the debt under the Construction Loan has not been so classified for the first and second fiscal quarters of 2006

Sale of Securities. In connection with the Loan Amendment executed on July 7, 2005, the Company entered into a Securities Purchase Agreement (the “July SPA”) with Sponsor Investments, LLC (“Sponsor”), Toibb Investment LLC, Michael Toibb, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), and Islandia, LP (“Islandia”, and, collectively the “July Purchasers”) in which the Company agreed to issue to the July Purchasers the July Debentures and warrants to purchase 5,554,438 shares of common stock (the “July Warrants”).

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

On December 28, 2005, the Company entered into a Securities Purchase Agreement (the “December SPA”) with Sponsor, Crestview, Midsummer, Islandia, Enable Growth Partners, LP and Enable Opportunity Partners, LP (collectively, the “December Purchasers”) in which the Company agreed to issue to the December Purchasers the December Debentures and warrants to purchase 8,286,589 shares of common stock (the “December Warrants”). On January 3, 2006, $5,000,000 in principal amount of the December Debentures was issued, and on May 9, 2006 the remaining $1,500,000 in principal amount of the December Debentures and accompanying warrants was issued. Proceeds were used for working capital purposes and the purchase and installation of equipment. The proceeds of the July Debentures were distributed $2,000,000 in July, $800,000 in August and the remaining $2,200,000 in November, 2005. The proceeds of the December Debentures were distributed $1,500,000 on January 3, 2006, $1,500,000 on January 17, 2006, $2,000,000 on February 28, 2006 and the remaining $1,500,000 on May 9, 2006. The source of the funds used by each of the respective Purchasers was private funds.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2006, the Company issued $1,500,000 in principal amount of debentures, and warrants to purchase 1,912,290 shares of common stock, pursuant to the Securities Purchase Agreement dated December 28, 2005 (the “December SPA”), which provided for the issuance of up to $6,500,000 in principal amount of debentures and warrants to purchase up to 8,286,589 shares of Company common stock (the “December Debentures” and “December Warrants”, respectively). The debentures and warrants issued on May 9, 2006 represented the balance of the December Debentures and December Warrants authorized but not yet issued under the December SPA.

The Company pays quarterly interest on its Construction Loan and its Debentures, in shares of its Common Stock. In July 2006, the Company issued 1,691,525 shares of its Common Stock in payment of $440,125 of interest accrued under its Debentures and the Construction Loan.

Reference is made to the Forms 8-K filed by the Company with the SEC on July 13, 2005 and January 5, 2006 for more detailed descriptions of the rights of the Company to issue shares of its common stock in lieu of the payment of interest in cash under the Construction Loan, the July Debentures and the December Debentures.

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

Item 6: Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Neal P. Kaufman, Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 9, 2006	/s/ Neal P. Kaufman
Neal P. Kaufman Chief Executive Officer

Date: August 9, 2006	/s/ Mahesh S. Shetty
Mahesh S. Shetty Chief Financial and Accounting Officer