Form 10KSB
period 2006-10-01
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2006-12-18
CIK 808013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended October 1, 2006

or

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

Issuer’s telephone number: (713) 462-0303

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

State issuer’s revenues for its most recent fiscal year: $10,621,853.

The aggregate market value of the voting Common Stock held by non-affiliates as of December 8, 2006 was $29,691,665, based on the average bid and asked price of such Common Stock as of such date.

As of December 8, 2006 there were 102,778,906 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference: The proxy statement of the registrant containing information incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB will be filed with the Securities and Exchange Commission by January 29, 2007.

Transitional Small Business Disclosure Format (check one)    ☐   YES    ☒   NO

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect,” “estimate,” “project,” “intend,” “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” in Item 6 in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Unless otherwise indicated, all references to “the Company,” “we,” “us,” “our,” or other similar terms, refers to North American Technologies Group, Inc. (“NATK”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TTT”), TTT’s subsidiary TieTek LLC (“TieTek”) and other subsidiaries. NATK was incorporated in Delaware on December 24, 1986.

Overview

Our principal business is the manufacture and marketing of TieTek™ products through our TieTek subsidiary. Currently, our main product is a composite railroad crosstie made from recycled composite materials. The composite tie is a direct substitute for a wood crosstie, has a longer expected life and several environmental advantages. We are the leading provider of composite railroad crossties to the railroad industry. The TieTek™ crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since March 1996, TieTek™ crossties have been installed under railroad tracks in a variety of load and environmental conditions, where they continue to meet performance expectations.

We began commercial manufacturing and shipping of crossties from our Houston facility during the third quarter of 2000 and from our Marshall, Texas facility during the third quarter of 2004.

Industry Overview

A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track system contributes to maintaining the rail “gauge” or spacing and to supporting and distributing the forces of the loaded train. Although different types of “crossties” or “ties” have been used throughout the history of railroad construction, the hardwood crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails the correct distance apart or “in gauge”), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rails. In addition, the “nailability” of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes.

The demand for new ties comes from two sectors: construction of new rail lines and replacement of worn out or decayed ties under existing track. The construction of new track is dictated by the stage of industrialization and corresponding economic growth in any particular region. Most of the demand for new ties in the U.S. is for the replacement of old ties. The demand for new wood ties in North America is estimated, based on industry reference materials, to exceed 20 million ties in 2006, while demand in the rest of the world is estimated to be more than 60 million ties per year.

The worldwide supply of crossties falls into four primary categories: wood, concrete, steel, and other alternatives. According to industry statistics, wood ties dominate the market, providing about 86% of U.S. demand and about 75—80% in the rest of the world. In the U.S., concrete holds approximately a 10% market share, with steel and other alternate materials representing approximately 1-3% of the market. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

While there are no absolute standards for railroad ties, the performance for all ties is usually established relative to wood ties. Generally, the technical requirements of a railroad crosstie are described as follows:

•	The tie must be able to support the weight and dynamic forces of the rail and train without damage to the tie or the rail.

•	The tie must be able to interact with the ballast and distribute the weight of the train to the underlying roadbed.

•	The tie must be able to maintain the gauge of the track on straight runs and curves to prevent the rail from “rolling over” on curves.

•	The rail should be able to be fastened to the tie cheaply and efficiently. The tie must be able to hold the fastener during the useful life of the tie.

•	The tie must be stiff enough to support the load, but be flexible enough to absorb the impact and vibration of passing trains with minimal damage to the track, the train and the tie.

•	The tie should resist decay with minimal degradation of original properties over time.

•	The tie must not conduct electrical impulses between the rails.

Over the years, these requirements have been evaluated by laboratory tests and measurements, with hardwood ties setting the relative standard. Alternate crossties can be compared to wood ties in these critical areas, but the ultimate test is performance under load on actual track.

Technology Development

Overview. The TieTek™ technology is based on our ability to manufacture uniquely engineered composite products made mostly from recycled materials. We discovered a combination of several different materials that produce a composite crosstie with the technical requirements described above.

The exact formulation of TieTek™ crossties is proprietary and is covered under a current patent which expires in 2016. The formulation was developed after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other properties of wood. The product development effort recognized the need to be competitive with the price of wood by using low cost raw materials. While the primary focus is to produce ties based on the established technology, research will continue to further optimize the performance and cost characteristics of the TieTek™ crosstie and to evaluate other applications of the technology.

We believe the TieTek™ crosstie meets the product characteristic objectives that were initially established by market requirements. The current crossties have consistent shape and dimensions and are tough and durable in use under load. Tests have shown that the TieTek™ crosstie should maintain its properties far longer than most wood ties. The TieTek™ crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems. Ongoing evaluation and study will investigate alternate fastening and installation systems and possible improvements to the mechanical properties of the ties.

Patents and Proprietary Protection. We have several patents, both domestic and international, protecting the TieTek™ technology, including the product, the formula, the manufacturing process, and a range of formulae of compositions.

A substantial number of patents have been issued in the markets in which we compete, and competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes which are competitive. We can make no assurance that any of our future patent applications will result in issued patents or that any of our patents issued will be held valid and enforceable if challenged. There can be no assurance that we will have the financial resources available to enforce and defend our intellectual property rights should they be challenged. As used in this context and throughout this report, “proprietary information” refers to our technology, mechanical configurations, chemical information or formulations, processes, applications techniques and/or other know-how.

Independent Production Testing. The TieTek™ crosstie has undergone a range of tests conducted at several independent testing facilities. The TieTek™ crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at The Wood Science Laboratory at the University of Illinois. This laboratory is highly credible in the railroad industry. The laboratory conducted accelerated aging tests which showed the TieTek™ crosstie had a slower rate of degradation of its properties than is common with wood ties. These tests indicate that the TieTek™ crosstie can be used interchangeably with wood ties and will last longer than creosote-treated wood ties.

Our crossties are installed under a test track at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. Loaded freight cars continually pass over this track. The crossties are periodically measured and evaluated for their performance under these actual operating conditions. A subsidiary of the American Association of Railroads, TTCI is an independent industry facility that tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek’s crossties have experienced over one and a half billion (1,500,000,000) gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with few, if any, problems of any kind. The TTCI tests confirm that the TieTek™ crosstie continues to meet the requirements of the industry after the equivalent of many years of commercial service.

The TieTek™ crossties installed in actual operating tracks to date have experienced little, if any, performance problems, in a variety of areas and under a variety of conditions including, extreme temperatures and moisture, installed on soft track beds, under heavy loads, and in both curved and straight track. Some ties have experienced problems in the process of installation.

Manufacturing

Process. There are four basic functions in the TieTek™ manufacturing process:

•	Raw Material Selection and Handling – There are several components in the crosstie formula. The process requires specifying, blending and mixing raw materials into a consistent feed to the manufacturing downstream units. The know-how to achieve this consistent supply of low cost raw materials combines known industry equipment and practice with proprietary trade secrets that are critical to the technology.

•	Compounding and Mixing – Mixing, melting and compounding the raw material components into consistent and homogeneous intermediate materials is required to achieve a final product with the desired performance characteristics. The raw materials have very different physical properties including weight, density, melting, and flow characteristics as well as several components that do not melt. The process to mix all raw materials in optimal sequence to achieve target weight, consistent internal structure and specified physical properties required significant development work. The formula and sequence of the mixing process is integral to the TieTek™ technology and includes patented and other proprietary techniques that we believe are unique to the TieTek™ crosstie.

•	Shaping, Forming and Cooling – The tie forming process needs to be feedstock tolerant and easily operated and controlled to produce a product that is both dimensionally consistent and structurally sound. The TieTek™ technology produces a crosstie with dimensions that are generally 7” x 9” x 9’ (which can be modified to special order) and without unwanted twisting or warping. The process forms and cools the molten raw material formula into essentially identical, ready-to-ship crossties. We texture the exterior of the crosstie to improve interaction with the ballast.

•	Quality Assurance – We have established quality control processes to verify the structural integrity of the crossties produced. Certain of these processes provide a record of each crosstie. The data provided from the processes provide information for ongoing improvements in operations and in product development. In addition, we have developed quality assurance programs under ISO 9001 and are certified thereunder.

Raw Materials. The raw materials used in our product are available from multiple suppliers. One of our suppliers located in Houston, Texas, a supplier of recycled plastics, provided a majority of our raw material purchases during 2006. The availability, and the price, of key raw materials are critical to the cost of the TieTek™ crosstie. Recycled plastic is a major raw material component whose price and availability has fluctuated significantly in recent years. High prices and tight supply have affected the economics of manufacturing TieTek™ crossties. Similarly, lower prices would lead to lower tie cost. Recognizing this sensitivity, we have focused on using a variety of low-grade recycled plastic that should be available and priced below other materials. The TieTek™ technology and process design has been specifically configured to accept recycled plastic that could not be processed using more conventional equipment. The flexibility of the manufacturing process can potentially mitigate the impact of the recycled plastics market to some extent. We will continue development efforts to broaden the raw material mix without impacting the performance properties of the finished crossties. Raw material supply and pricing will obviously continue to have a direct effect on the cost structure of this product line and the ultimate market price of the crosstie and profitability.

Production. We have two production facilities in Texas, one in Houston and one in Marshall. The first crosstie manufacturing at the Marshall facility began in July 2004. Production in Houston began in 2000 and continued until a fire in April 2005 idled operations. After the fire, the Houston facility continued to be idle until December 2006 because the equipment was moved from the former location of the Houston facility to its new leased facility in April 2006 and thereafter while the necessary permits to re-commence operations were obtained. The Houston plant became operational again in December 2006.

Sales and Marketing

Overview and Strategy. We believe there are significant trends in the worldwide market for crossties that are leading the railroad companies to actively search for a functional composite tie that can economically serve as a replacement for wood creosote-treated ties. Factors affecting these trends are:

•	The railroad infrastructure in North America is mature and requires constant maintenance. More than 20 million ties are estimated to be purchased in 2006.

•	The ongoing trend to heavier loads and higher speeds will exacerbate the rate of failure of wood ties.

•	There is a strong economic motivation to use longer life ties because the replacement and disposal of an old tie can cost several times the cost of the new tie alone. In addition, the maintenance process can impact the freight carrying (and revenue producing) capacity of the track.

•	Quality hardwoods are in tight supply with declining areas of mature forests and environmental pressure to protect trees.

•	Wood ties must be protected with preservatives such as creosote to achieve even a tolerable economic life. Creosote and other preservatives are toxic chemicals that pose potential environmental liabilities for railroads. Some companies are also using creosote as a fuel source which may cause shortages.

•	The composition of wood ties is inconsistent by nature, because the physical properties and overall quality vary from sawmill to sawmill and tree to tree.

The TieTek™ crossties are consistent, interchangeable with wood ties, water and insect damage resistant, without the use of preservatives, have a longer expected life than wood ties and are produced mostly from recycled raw materials. Because of these advantages, the TieTek™ crosstie has been successfully marketed as a viable alternative and replacement for wood ties. Creosote treated wood ties cost between $40 and $50 in the U.S. and substantially more in many parts of the world.

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

Major Customers. More than 50% of total revenues for the nine month period ended October 1, 2006 and the year ended December 31, 2005 were derived from sales to one customer. In May 2006 we completed negotiations with our major customer to establish a pricing structure for the sale of crossties which included adjustments to price based on the change in a published index of recycled plastic.

We have sold TieTek™ crossties to a number of major railroads, including Union Pacific Railroad, Burlington Northern and Santa Fe Railroad and Canadian National Railroad. In addition, we have sold and our ties have been installed globally, including Australia, India, Japan, Bangladesh, Thailand, Brazil and Canada. Internationally, we work with licensees, joint venture partners and government railroads to expand markets.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek™ crossties in Australia and New Zealand. Oz –Tex produced no ties in 2006. There was no licensing revenue in 2006. In 2007 we intend to review all outstanding licensing agreements.

In March 2006, we entered into a memorandum of understanding with Patil Rail Infrastructure Limited (“Patil”), the largest manufacturer of concrete and wooden crossties in India. Patil has been testing the use of TieTek™ crossties as an alternative to concrete ties in India for several years and agreed in 2006 to purchase 35,000 ties and to market TieTek™ crossties in India. If Patil completes the purchase of the 35,000 ties it may become our exclusive dealer in TieTek™ crossties in India through March 2008 and, if the demand for our crossties proves sufficient, we may license our proprietary information to Patil and advise it on establishing and operating a crosstie manufacturing facility. Terms of the licensing arrangement are subject to negotiation.

Competition

We believe that the primary market niche for the TieTek™ crosstie is a share of the wood tie replacement market. We view the producers of hardwood ties as our primary market competition. The wood tie industry in the U.S. is mature and entrenched with such large and well capitalized suppliers as Koppers, Inc., Rail Works, Inc. and others. We believe that while the wood tie will continue to be the dominant factor in the market for many years, the TieTek™ crosstie is well positioned as an alternative tie that can be used as a direct maintenance replacement for wood.

We believe that concrete and steel ties are and will continue to be used for special situations involving new track (where compatibility with wood ties is not a factor). Steel ties and concrete ties generally do not compete with composite ties because each of these ties weighs much more than a wood and/or composite tie and thus cannot be used interchangeably with wood and/or composite ties in a track maintenance program. Also, concrete and steel ties require special fasteners as well as dedicated installation equipment and procedures which are generally incompatible with wood and/or composite ties.

Several companies have made attempts to commercialize composite ties over the years, but to date none of those companies has established the market position held by TieTek . In recent years two of our competitors (Polysum and Premix) discontinued operations, and in 2006 two other competitors (Polywood and U.S. Plastic Lumber) ceased production of plastic crossties. In 2006 two companies (Performance Rail Tie and Integrico) announced their intentions to create plastic crossties. There can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace. However, we believe we are in a unique position, as a strategic supplier to the railroad industry, because we can produce and market large volumes of TieTek™ crossties, have strategic partnerships with licensees, suppliers and customers, and continue to make product, process and testing improvements. We realize the advantages and obligations of being a major supplier of a new product to a mature industry and are moving quickly to attempt to consolidate our business position.

Human Resources

As of October 1, 2006, we had 124 full-time employees and 30 contracted employees. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

We own a 189,000 square foot building on 40 acres of land in Marshall, Texas in which two production lines operate. Our principal creditor, Opus 5949 LLC (“Opus”), holds a mortgage covering the Marshall property and improvements.

In April 2006 we relocated our existing Houston facility to a 47,250 square foot manufacturing facility also in Houston, which has one production line. We lease this facility for a three year term ending April 30, 2009 at a monthly rental of $12,885, with a CPI adjustment to the monthly rental at the beginning of every renewal period.

We believe our facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal actions arising in the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded under the symbol “NATK”. It was traded on the NASDAQ SmallCap Market until delisting on Monday, June 27, 2005. Following the delisting, our Common Stock was quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading until April 12, 2006, and is currently quoted on the over-the-counter quotation system (the “OTC Bulletin Board”). The following table sets forth the range of high and low sales prices of our Common Stock on NASDAQ until June 26, 2005, and high and low bid prices as reported by the Pink Sheets through April 12, 2006 and on the OTC Bulletin Board thereafter. These over-the-counter prices for our Common Stock are inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price per Share
	High	Low
2006

Third Quarter	$0.41	$0.25
April 13 through June 30, 2006	0.42	0.14
Second Quarter (through April 12, 2006)	0.17	0.14
First Quarter	0.23	0.15

2005

Fourth Quarter	0.48	0.13
Third Quarter	0.52	0.11
June 27 through June 30, 2005	0.27	0.20
Second Quarter (through June 26, 2005)	0.62	0.35
First Quarter	0.71	0.43

Equity Compensation Plans

The 1999 Stock Incentive Plan authorizes the compensation committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 1,000,000 shares may be issued pursuant to incentive stock options granted under that plan. The Company does not intend to issue any additional options under this plan.

The 2005 Stock Option Plan authorizes the grant of options to purchase up to 25,000,000 shares, which may be incentive or nonqualified stock options. The following table contains information as of October 1, 2006, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options and rights		Weighted average exercise price of outstanding options and rights		No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	14,571,111		$0.34		11,140,000
Equity compensation plans not approved by security holders	1,050,000	(1)		(1)		(1)

Total	15,621,111				11,140,000

(1) The Company agreed to issue Mr. Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. The number of shares of Common Stock that Mr. Kaufman will receive is based on the market price of the Common Stock at the time he receives the shares. For the purpose of inclusion of such shares in this table, the future issuance of Common Stock is estimated at $0.40 per share. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sale of Securities – Executive Compensation for a complete description of this plan.

As of October 1, 2006, we had approximately 648 stockholders of record of our Common Stock.

We have not paid any dividends on the Common Stock since the formation of the Company and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Reference is made to the Form 10-KSB filed March 31, 2006, Forms 10-QSB filed May 17, 2006 and August 8, 2006, and Forms 8-K filed September 19, 2006 and October 13, 2006 for a description of the unregistered securities issued during the nine month period ended October 1, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. Our composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. During 2006 this facility was relocated to a new leased facility and resumed production in December 2006. In August 2003, we purchased a 189,000 square foot facility on 40 acres of land near Marshall, Texas that operates two manufacturing lines. While the Company has more than ten railroad customers, sales to one customer represent the majority of our revenues.

Summary of Recent Developments

On January 1, 2006, the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter. As a result of this change, we have prepared financial statements for the nine month period ended October 1, 2006. All references made herein to the fiscal period ended October 1, 2006, shall mean the period from January 1, 2006 to October 1, 2006. For the calendar year 2005, the fiscal period ended December 31, 2005. Accordingly, the following discussion of results of operations will compare the audited balances for the nine month period ended October 1, 2006, to the unaudited balances for the nine month period ended September 30, 2005, and the audited balances for the calendar year ended December 31, 2005.

On December 28, 2005, we agreed to sell up to $6,500,000 in principal amount of 7% Convertible Debentures due December 31, 2006 (“December Debentures”) and warrants to purchase up to 8,286,589 shares of Common Stock at $0.18 per share (“December Warrants”) to a group of investors. The closing of this sale occurred on January 3, 2006. See “Sale of Securities” for a detailed description of the sale of the December Debentures. In connection with that transaction, we obtained an extension of the due date of the debentures that were sold in July 2005 (the “July Debentures”) to December 31, 2006, and entered into a second amendment of the $14,000,000 construction loan, that was entered into with Opus 5949 LLC (“Opus”) on February 5, 2004 (the “Construction Loan”), to extend the 2005 and 2006 payments of principal to December 31, 2006.

On September 19, 2006, the Company issued 18,644,068 shares of its Common Stock and warrants to purchase up to 9,322,034 shares of Common Stock at $0.36 per share (“September Warrants”). The gross proceeds from the sale of the shares were $5,500,000. At the same time we amended the Registration Rights Agreement that the Company entered into on February 22, 2005, to include as registrable shares thereunder the shares, and the shares of Common Stock issuable pursuant to the warrants, issued on September 19, 2006. The holders of the July and December Debentures (collectively the “Debentures”) agreed to extend the maturity date of the Debentures to July 1, 2008, and TieTek executed a Second Amendment to the Amended and Restated Note with Opus under which Opus agreed to extend all principal amounts due thereunder through July 1, 2008 to that date.

On October 6, 2006, the compensation committee of the Board of Directors of the Company granted to Neal Kaufman, its chief executive officer, options to purchase up to 4,200,000 shares of the Company’s Common Stock under the 2005 Stock Option Plan at the current market price of $0.34 per share. On the same date, the Company entered into a Stock Compensation Plan Agreement (“SCPA”) with Mr. Kaufman pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”), in such amounts, at such times and under the conditions set forth in the SCPA. Reference is made to the full terms and conditions relating to the issuance, vesting and payment of the Restricted Shares set forth in the SCPA filed with the SEC as an exhibit to Form 8-K on October 13, 2006.

In December 2006, as an accommodation to our customers, we agreed to the return and replacement of a significant number of ties that were manufactured in 2005. During the nine month period ended October 1, 2006, we have established a reserve of $1,097,250 for the return and replacement of these ties.

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

Inventories – Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct and indirect labor and applied overhead.

Revenue Recognition – We generally recognize revenue when finished products are shipped FOB factory and accepted by the purchaser, except for products sold on a bill and hold arrangement to one of our major customers. When the bill and hold ties are segregated from the other crossties at our Marshall facility, they are ready for delivery and the risk of loss transfers to the customer. We then bill the customer and recognize revenue. At the request of one of our major customers, we have agreed to store for up to six months as many as 20,000 ties at our Marshall facility. Costs we incur for shipping and handling of finished products are classified as cost of goods sold.

Concentration of Credit Risk – Credit risk is limited to accounts receivable from customers at October 1, 2006. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. We did not record a reserve for bad debts in the nine month period ended October 1, 2006.

Goodwill Impairments – Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis. In 2005 we wrote off the balance of the goodwill account, and as a result, at October 1, 2006 the Company had no recorded goodwill.

Warranty Reserve – The Company generally has no contractual warranty obligation but it may encounter future instances of return and replacement of ties. Therefore, the Company records a provision based on revenues and this provision will be reviewed periodically to reflect actual warranty experience.

Additionally, as an accommodation to customers the Company may agree to replace, under limited or unusual circumstances, some crossties. Under these circumstances, a provision for estimated future costs is recorded in the period in which such costs become probable.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND SEPTEMBER 30, 2005

The following table summarizes the operating results for the nine months ended October 1, 2006 and September 30, 2005:

	Period Ended October 1,	(Unaudited) Period Ended September 30,
	2006	2005
Sales	$10,621,853	$4,933,064
Warranty expense	1,308,475	—
Cost of goods sold (exclusive of depreciation shown below)	15,039,862	10,135,114

Gross Loss	(5,726,484)	(5,202,050)
Selling, general and administrative expenses	5,482,552	2,354,416
Depreciation and Amortization	1,120,429	1,078,834

Operating Loss	(12,329,465)	(8,635,300)
Other Income (Expense):
Interest income	17,188	53,907
Interest expense	(3,203,454)	(1,497,376)
Other	33,462	6,556

Total Other (Expense)	(3,152,804)	(1,436,913)

Net Loss	(15,482,269)	(10,072,213)
Preferred Stock Dividend		(16,250)

Net Loss Available to Common Stockholders	$(15,482,269)	$(10,088,463)

The net loss of $15,482,269 for 2006 reflects an increased loss of $5,393,806 over the net loss of $10,088,463 in 2005. This increase in net loss is primarily a result of (1) increased selling, general and administrative expense of $3,128,136, (2) increased interest expense of $1,706,078 and (3) increase in gross loss of $524,434.

Net Sales. Net product sales increased 115.31% from $4,933,064 in 2005 to $10,621,853 in 2006 and related solely to the sale of crossties to our major customers. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2006.

Costs and Gross Loss. In 2006 and 2005 the sale of TieTek™ crossties resulted in a gross loss of $5,726,484 and $5,202,050, respectively. The increase in gross loss is primarily due to the higher cost of producing crossties, reflecting the small scale and labor-intensive nature of this activity, inefficiencies of production and increase in costs primarily at the Marshall facility, plus a write-down of $742,243 related to certain finished goods and raw material inventory and an increase in warranty expense of $1,308,475 substantially related to product replacements. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. The ability to improve gross margins will depend on our achievement of higher and more efficient levels of production with the same or lower levels of staffing, on improving yields from raw materials and other production efficiencies as production levels rise and operations stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,128,136 to $5,482,552 in 2006 from $2,354,416 in 2005. This increase was primarily due to $393,075 in wages and salaries related to additional executive and operating employees, $1,601,802 in compensation expense related to grant of employee options and restricted stock, an increase of $374,066 in repair and maintenance expenses, $64,062 in relocation expenses of the Houston facility, incremental expense of $296,832 related to travel expenses and taxes, and $253,400 in marketing expenses.

We anticipate that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of TieTek™ crossties but that most of the management structure and costs are already in place to support three manufacturing lines at full production.

Other Income (Expense). Other expense increased $1,715,891 from $1,436,913 in 2005 to $3,152,804 in 2006. This increase is primarily attributable to an increase of $1,316,174 in debt discount and beneficial conversion amortization related to the Debentures, $375,753 in beneficial interest related to issuance of Common Stock for interest and additional interest expense related to an increase in debt.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005

The net loss of $15,482,269 for 2006 reflects a decreased loss of $220,118 compared to the net loss of $15,702,387 in 2005. This decrease in net loss is primarily a result of (1) increased selling, general and administrative expense of $2,221,540, (2) additional warranty expense and accrual for product replacements of $780,375 and (3) increased net interest expense of $1,276,832, offset by (4) improvement in gross margins of $2,681,007, (5) non-recurrence of goodwill impairment cost of $1,511,358 that was incurred in 2005 and (6) reduction in depreciation and amortization expense of $290,250.

Net Sales. Net product sales increased 105.39% from $5,171,400 in 2005 to $10,621,853 in 2006 and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2006.

Costs and Gross Loss. In 2006 and 2005 the sale of TieTek™ crossties resulted in a gross loss of $5,726,484 and $7,627,116, respectively, reflecting the small scale and labor-intensive nature of this activity, inefficiencies of production and increase in costs primarily at the Marshall facility. The decrease in gross loss is primarily the result of a higher selling price of the Company’s crossties and a reduction in the cost of producing crossties offset by a write-down of $ 742,243 related to certain finished goods and raw material inventory and increased warranty expense of $780,375 related to product returns. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and facility burden including salaries and benefits, facility costs and insurance. The ability to improve gross margins will depend on our achievement of higher and more efficient levels of production with the same or lower levels of staffing, on improving yields from raw materials and other production efficiencies as production levels rise and operations stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,221,540 to $5,482,552 in 2006 from $3,261,012 in 2005. This increase was primarily due to $183,595 increase in wages and salaries, $1,601,802 in compensation expense related to grant of employee options and restricted stock, increase of $373,601 in repair and maintenance expenses, $64,062 in relocation expenses of the Houston facility, incremental expense of $96,116 in travel expenses, and $253,400 in marketing expenses, offset by a $372,904 reduction in insurance, legal and consulting fees.

We anticipate that selling, general and administrative expense will increase in the future as warranted to coincide with increased production of TieTek™ crossties.

Other Income (Expense). Other expense increased $1,276,832 from $1,875,972 in 2005 to $3,152,804 in 2006. This increase is primarily attributable to additional $1,107,714 in debt discount and beneficial conversion amortization related to the Debentures, and $375,753 in beneficial interest related to issuance of Common Stock for interest, offset by other income which decreased by $159,250.

Liquidity and Capital Resources

For the nine month period ended October 1, 2006, the Company used $6,574,874 in cash in its operations. To determine the use of cash in operations, the Company reduces the operating loss by certain non-cash items that make up a part of the operating loss and increases the operating loss by certain items that do not constitute part of the operating loss as reflected on its books. The non-cash items that reduce the operating loss are as follows: (i) issuance of Common Stock in payment of interest costs valued at $1,573,823, (ii) amortization of note discount and beneficial conversion feature of debentures valued at $1,477,543, (iii) depreciation and amortization of $1,120,429, (iv) stock option and restricted stock compensation expense of $1,601,802 and (v) retirement/reserve for assets of $179,252. The items that increase/decrease the operating loss to determine cash used in operations are changes in current assets and liabilities and other assets. The changes that occurred are as follows: (i) accounts receivables increased because of increased sales in 2006, (ii) inventories decreased because of improved sales, (iii) prepaid expenses decreased because the Company fiscal year coincides with the end of the insurance coverage period and (iv) accounts payable and accrued expenses increased due to expenses related to product replacements, restricted stock liability, deferred revenue and customer advances.

Financing activities provided cash of $11,704,033 in 2006 and $4,841,993 in 2005. In 2006 cash was provided from the issuance of the December Debentures in the amount of $6,500,000, and the sale of 18,644,068 shares of Common Stock for net proceeds of $5,492,500. In 2005 cash was provided by the issuance of the July Debentures in the amount of $5,000,000.

We had positive working capital of $258,749 as of October 1, 2006. For the nine month period ended October 1, 2006, we incurred a net loss of $15,482,269. During 2006, negative cash flow from operations averaged approximately $730,541 per month. We continued to incur operating losses in the first quarter of the fiscal year ending September 30, 2007, and it is anticipated that such losses will continue in the near future. We believe that the Company will have sufficient funds for the next twelve months, and our belief is predicated on the Company maintaining adequate production volumes, preventing equipment failures that disrupt production, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. Our inability to achieve any of the aforementioned factors would have a material and adverse effect on the Company’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, we may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations, obtain adequate sources of debt or equity funding to meet current and future commitments and fund the continuation of its business operations. We believe that additional capital will be needed to retire existing debt, a large part of which matures July 1, 2008, and to fund the expansion of production capacity. As of the date of this report, we have no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of our current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of our independent public accountants which accompanies the consolidated financial statements has been qualified with respect to the ability to continue as a going concern.

Debt

In 2004, the Company entered into a construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning April 1, 2005. The Construction Loan note provided for interest at a variable rate of prime plus 500 basis points, which increased in March 2005 to prime plus 700 basis points. On May 9, 2005, the Company entered into a Forbearance Agreement with Opus to defer payment of the April 1, July 1, and October 1, 2005 principal payments until January 1, 2006.

On July 7, 2005 the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement with Opus that amended the provisions of the Construction Loan. TieTek also executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum through July 7, 2006 and providing for the payment of quarterly interest either by the payment of cash or by the issuance of shares of Common Stock.

On December 29, 2005, the Company, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus in which Opus agreed to extend the date through which quarterly principal payments would be deferred and the interest rate would be 7% per annum to December 31, 2006.

On September 18, 2006, Opus agreed to extend the date for all principal amounts due under the New Note from December 31, 2006 to July 1, 2008. The interest rate continues to be 7% per annum until July 1, 2008, at which time it reverts to 700 basis points over the prime rate.

Sale of Securities.

December Debentures. On December 28, 2005, the Company entered into a Securities Purchase Agreement (the “December SPA”) with Sponsor, Crestview, Midsummer, Islandia LP (“Islandia”), Enable Growth Partners, LP and Enable Opportunity Partners, LP (collectively, the “December Purchasers”) in which the Company agreed to issue to the December Purchasers debentures (the “December Debentures”), and warrants (the “December Warrants”) in exchange for $6,500,000. At the initial closing on January 3, 2006, $5,000,000 in principal amount of the December Debentures were issued. The remaining $1,500,000 in principal amount of the December Debentures and the associated December Warrants were issued on May 9, 2006. The proceeds of the December Debentures were distributed $1,500,000 on January 3, 2006, $1,500,000 on January 17, 2006, $2,000,000 on February 28, 2006, and $1,500,000 on May 9, 2006.

Principal of the December Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.15 per share, subject to adjustment for certain antidilution events. Interest only is payable on the December Debentures on October 1, January 1, April 1 and July 1 of each year during which they are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due. The Company may not make principal payments, and the December Purchasers will not accept such payments and distributions, with respect to the December Debentures (other than in shares of Common Stock in payment of interest) until the Construction Loan is paid in full.

The December Warrants have a three year term and are exercisable at any time, in whole or in part at an exercise price of $0.18 per share, subject to adjustment for certain antidilution events. The number of shares exercisable and the exercise price under the December Warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company or similar corporate transaction.

Equity Sale. Under a Securities Purchase Agreement dated September 13, 2006, the Company agreed to issue 18,644,068 shares of its Common Stock at $0.295 per share and warrants (“September Warrants”) to purchase up to 9,322,034 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the shares were $5,500,000 and were received on September 19, 2006.

The September Warrants are exercisable at any time, in whole or in part, into shares of Common Stock at a price of $0.36 per share, subject to adjustment pursuant to antidilution provisions of the September Warrants. The number of shares exercisable and the exercise price under the September Warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The September Warrants also contain customary provisions regarding the exercise of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

Executive Compensation. On October 6, 2006, the Company and Neal Kaufman, the chief executive officer, agreed that under Mr. Kaufman’s employment agreement effective January 1, 2006, he should have received options to purchase shares of the Company’s Common Stock equal to 4% of the outstanding shares of Common Stock of the Company determined on a fully diluted basis, rather than 4% of the Company’s issued and outstanding Common Stock, which was the basis for the issuance of options to him. The Company agreed to grant to Mr. Kaufman options to purchase an additional 4,200,000 shares of Common Stock at an exercise price of $0.34 per share, which was the market price on the date of grant, instead of the exercise prices contained in the options granted to him as of January 1, 2006.

In order to purchase the additional shares of the Company’s Common Stock at the higher option price, Mr. Kaufman will be required to pay $420,000 more than if all options were exercisable at the originally granted option prices. To compensate him for this price differential, the Company agreed to issue Mr. Kaufman $420,000 of restricted stock (“Restricted Shares”) at future dates. Mr. Kaufman’s right to receive the Restricted Shares vests at the same time and in the same percentages as his options vest, which is 80% on October 6, 2006, and 10% on each of December 31, 2007 and 2008 so long as he remains the chief executive officer of the

Company on such dates. The Company has agreed to issue the Restricted Shares to Mr. Kaufman on the first trading day of each calendar quarter in 2008 and on the first trading day of each calendar quarter in 2009 (“Payment Dates”). The number of Restricted Shares to be issued on the Payments Dates in 2008 is equal to the greater of $25,000 or 6.25% of the total vested portion of the $420,000 less the previously issued Restricted Stock, divided by the closing price per share of the Company’s Common Stock (the “Share Price”) on each Payment Date. The number of Restricted Shares to be issued on the Payment Dates in 2009 is equal to the greater of $25,000 or 25% of the total vested portion of the $420,000 less the previously issued Restricted Stock, divided by the share price on each such date. The Payment Date will be accelerated to and upon the occurrence of any of the following events a change in control of the Company, Mr. Kaufman’s death or disability, six months after Mr. Kaufman’s termination of employment, or an unforeseen emergency. Reference is made to the full terms and conditions relating to the issuance, vesting and payment of the Restricted Shares set forth in the SCPA filed as an exhibit to the Form 8-K filed with the SEC on October 13, 2006.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 and does not believe that this adoption had a significant effect on the financial statements.

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the nine month period ended October 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. Management is currently assessing the effect of SFAS No. 157 on the Company’s consolidated financial statements.

Factors Which May Affect Future Operating Results

The following factors, along with the other matters discussed in this Report, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We incurred an accumulated deficit from inception to October 1, 2006 of $104,726,801. Until we are able to generate revenues that result in positive gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. There can be no assurance that our operations will produce operating profits. Thus, we may have to continue funding future cash needs through financing activities. We do not know if we can be successful in raising additional capital through financing activities.

Capital Needs. We had positive working capital of $258,749 as of October 1, 2006. For the nine month period ended October 1, 2006, we incurred a net loss of $15,482,269. During 2006, negative cash flow from operations averaged approximately $730,541 per month. We continued to incur operating losses in the first quarter of the fiscal year ending September 30, 2007, and it is anticipated that such losses will continue in the near future. We believe that the Company will have sufficient liquidity for the next twelve months, and our belief is predicated on the Company maintaining adequate production volumes, preventing equipment failures that disrupt production, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. Our inability to achieve any of the aforementioned factors would have a material and adverse effect on the Company’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, we may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations, obtain adequate sources of debt or equity funding to meet current and future commitments and fund the continuation of its business operations. We believe that additional capital will be needed to retire existing debt, a large part of which matures July 1, 2008, and to fund the expansion of production capacity. As of the date of this report, we have no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of our current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of our independent public accountants which accompanies the consolidated financial statements has been qualified with respect to the ability to continue as a going concern.

Loss of Production. The Houston facility was idled by a fire in 2005 and for the most part was idle in 2006 due to relocation of the equipment to the new leased facility and thereafter obtaining necessary operating permits to re-commence operations. The Houston plant resumed operations in December 2006. We have replaced or upgraded certain equipment on both lines at the Marshall facility and continue to implement process improvements and technical upgrades required to reach design production levels. In the past, we have incurred production delays and temporary cessation of operations due to equipment failures and may continue to experience interruptions in production, which can materially impact our ability to meet production goals and increase sales.

Quality of Manufactured Ties. The nature of the composite tie manufacturing process is not exact. Consequently a percentage of ties that are produced are classified as poor quality ties and are recycled in the production process. During 2006, we developed additional procedures to expand and refine our quality and product testing processes. While we strive to identify and address production issues, we may not be able to totally eliminate all production issues that result in some poor quality ties. In 2006, we agreed, as an accommodation to our customers, to the return and replacement of a significant number of ties that had been manufactured in 2005. We established reserves for the return of these ties.

Availability, Costs and Quality of Raw Material. Most of the raw materials in the TieTek™ formula are available from multiple sources at stable costs, except for recycled plastic, which has cyclical variation in supply, quality and cost. In 2005, the cost of recycled plastic rose to record high levels. We increased the sales price, or added a surcharge to compensate for the increased cost of plastics in our crossties, which most customers agreed to pay. We believe that our investment in and the use of raw materials processing equipment will allow us to improve the quality of our raw materials used in production and broaden our supplier base. Our inability to secure supplies of raw materials at acceptable costs, to pass along those increased costs to our customers or to improve the quality of recycled plastic could have a material adverse effect on our business, results of operations and financial condition.

Substantial Dilution. We are presently authorized to issue 250,000,000 shares of Common Stock, of which 100,749,898 shares were outstanding as of October 1, 2006. As of October 1, 2006, we may be required to issue up to 177,848,573 additional shares of our Common Stock as a result of the following: the exercise of all outstanding warrants and options totaling 50,509,652; the conversion of all shares of Series CC to Common Stock totaling 58,816,670; and the conversion of all Debentures totaling 68,522,251. In addition, we have the right through July 1, 2008 to pay interest due on the Construction Loan and are required to pay interest on the Debentures by issuing shares of our Common Stock. Because our obligation to issue the previously mentioned shares exceeds the number of authorized shares of Common Stock, we will increase the number of authorized shares to 500,000,000. If we issue shares of our Common Stock at prices lower than the current conversion prices of certain of our outstanding securities, including the Debentures, the conversion prices of those securities are reduced, resulting in an increase in the number of shares we are obligated to issue upon conversion. The issuance of shares under each of those circumstances would have a dilutive effect upon the existing stockholders. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

Volatility of Share Price; Limited Trading Market. The market prices of securities of developing companies such as ours have been historically volatile. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock. In addition, there is a very small public float in our shares. Because of these factors, the market price of our Common Stock may be highly volatile. Our securities have a very limited trading market. On June 27, 2005 our shares were delisted from the Nasdaq SmallCap Market and thereafter quoted on the Pink Sheets until April 13, 2006 when they were quoted and traded in the OTC Bulletin Board.

Dependence on Key Customer. More than 50% of total revenues for the nine month period ended October 1, 2006 and the year ended December 31, 2005 were derived from sales to one customer. In May 2006 we completed negotiations with our major customer to establish a pricing structure for the sale of crossties which included adjustments to price based on the change of a published index of recycled plastic. The loss of this customer would have a material adverse effect on our financial condition and results of operations. We received purchase orders from our major customer in 2006 at sales prices which included a surcharge for the cost of plastic. We are currently negotiating the terms and conditions of purchase orders for sales during the 2007 fiscal year. No assurances can be given regarding the quantity, pricing or timing of sales to this customer, or that the sales price paid by such customer in future periods will allow the Company ultimately to achieve profitability.

Need to Manage Growth. The growth necessary to attain profitability is expected to place a significant strain on our managerial, operating and financial resources. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

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

Technology Rights. Although we own patents on the TieTek™ technology, we also rely on secrecy and confidentiality agreements to maintain the proprietary nature of our technology. In addition, we continue to research and seek additional patent coverage regarding the product and manufacturing process technology. We may also seek patent protection in these and other areas in the future. In general, the application of the patent laws to our potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, we may not be able to protect the patents which have been issued. If we are unable to maintain the proprietary nature of our technology, our financial condition and results of operations could be materially and adversely affected. In addition, we may seek licenses to other parties’ technology in order to develop, manufacture and market certain technologies in the future. However, we may not be able to obtain necessary licenses, or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

Sales and Marketing. We market the TieTek™ crosstie and other related products in the U.S. and intend as well to market our products in other parts of the world. Typically, we sell to senior level technical and purchasing officials. In the future, to successfully market to other railroads and other industries, we may elect to expand our sales force, license distribution rights to third parties, joint venture with industry partners, and employ other business and marketing combinations. There can be no assurance that we will be able to expand such a sales force, find appropriate licensees or joint venturers, or that our sales and marketing efforts will be successful.

Dependence on Key Personnel. Even though we have a three year employment agreement through December 31, 2008, with our new Chief Executive Officer, Neal Kaufman, the loss of his services could have a material adverse effect on our business. Also to a material extent, our future success is dependent upon the continued efforts of the developer of the TieTek™ technology, Henry W. Sullivan, who currently serves as the Chief Scientist/Strategist and a member of the Board of Directors of NATK. We do not have an employment agreement with Mr. Sullivan. The loss of Mr. Sullivan’s services could have a material adverse effect on our business.

Dividend Policy. To date, we have paid no dividends on our shares of Common Stock and do not contemplate paying cash dividends in the foreseeable future.

Classified Board; Delaware Anti-Takeover Law. Our bylaws provide for the classification of the terms of the members of the Board of Directors into three classes, with the members of one class (or approximately one-third of the Board) elected each year to serve a three-year term. The classified Board of Directors makes it more difficult to change majority control of the Board, which together with the immediate vesting of employee stock options under our 2005 Stock Option Plan may discourage attempts by third parties to make a tender offer or otherwise obtain control of our Company, even if such attempts would be beneficial to our stockholders. We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law, which prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with its affiliates and associates, owns (or, within three years, did own) 15% or more of the corporation’s voting stock. These provisions could have the effect of delaying, deferring or preventing a change in control or the removal of existing management. A takeover transaction frequently affords stockholders the opportunity to sell their shares at a premium over current market prices.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. as of October 1, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the nine-month period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not with a purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc. as of October 1, 2006, and the consolidated results of their operations and their cash flows for the nine month period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has used significant cash flows in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/s KBA GROUP, LLP

Dallas, Texas

December 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005 of North American Technologies Group, Inc. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of North American Technologies Group, Inc.’s operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HAM, LANGSTON & BREZINA, LLP

Houston, Texas

March 20, 2006

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEET

October 1, 2006
Assets

Current Assets:
Cash and cash equivalents	$4,245,400
Accounts receivable	1,355,242
Inventories	1,730,754

Total Current Assets	7,331,396

Property and equipment, net	11,470,503

Patents and purchased technologies, less accumulated amortization of $1,033,156	1,055,793
Other assets	407,001

Total Other Assets	1,462,794

Total Assets	$20,264,693

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$2,452,357
Accrued expenses	2,151,611
Accrued warranty costs	2,007,554
Accrued interest	461,125

Total Current Liabilities	7,072,647

7% convertible debentures, net of debt discount and beneficial conversion feature of $540,814	10,959,186
Debt to Opus 5949 LLC, a related party	14,000,000

Total Liabilities	32,031,833

Stockholders’ Deficit:

Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value per share, 54,364 shares issued and outstanding	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 100,749,898 shares issued and outstanding	100,749
Additional paid-in capital	84,045,162
Accumulated deficit	(104,726,801)

Total Stockholders’ Deficit	(11,767,140)

Total Liabilities and Stockholders’ (Deficit)	$20,264,693

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Month Period Ended October 1,	Year Ended December 31,
	2006	2005
Sales	$10,621,853	$5,171,400
Warranty expense	1,308,475	528,100
Cost of goods sold (exclusive of depreciation shown below)	15,039,862	12,270,416

Gross Loss	(5,726,484)	(7,627,116)
Selling, general and administrative expenses	5,482,552	3,261,012
Impairment of goodwill	—	1,511,358
Depreciation and amortization	1,120,429	1,410,679

Operating Loss	(12,329,465)	(13,810,165)
Other Income (Expense):
Interest income	17,188	55,729
Interest expense	(3,203,454)	(2,085,872)
Other	33,462	154,171

Total Other (Expense), net	(3,152,804)	(1,875,972)

Net Loss	(15,482,269)	(15,686,137)
Preferred Stock Dividend	—	(16,250)

Net Loss Available to Common Stockholders	$(15,482,269)	$(15,702,387)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share – basic and diluted	$(0.19)	$(0.22)

Weighted Average Number of Common Shares Outstanding – basic and diluted	80,908,176	72,679,552

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2004	2,500	$2,400,000	70,401,931	$70,401	$72,018,279	$(73,558,395)	$930,285
Exchange of Series AA, BB and Sponsor Option for Series CC (See Note 7)	51,864	6,413,750	—	—	—	—	6,413,750
Issuance of Common Stock for payment of interest	—	—	5,473,501	5,473	1,334,364	—	1,339,837
Issuance of stock in payment of dividends to Series AA	—	—	84,549	85	16,165	—	16,250
Dividends to Series AA	—	—	—	—	(16,250)	—	(16,250)

Warrants issued with Debentures	—	—	—	—	608,594	—	608,594
Beneficial feature related to convertible Debentures	—	—	—	—	154,048	—	154,048

Net Loss	—	—	—	—	—	(15,686,137)	(15,686,137)

Balance December 31, 2005	54,364	8,813,750	75,959,981	75,959	74,115,200	(89,244,532)	(6,239,623)
Issuance of Common Stock for payment of interest	—	—	6,145,849	6,146	1,567,677	—	1,573,823
Beneficial feature of issuance of warrants issued with Debentures	—	—	—	—	812,772	—	812,772
Beneficial feature related to convertible Debentures	—	—	—	—	812,772	—	812,772
Common Stock issued for cash	—	—	18,644,068	18,644	5,473,856	—	5,492,500
Stock option compensation	—	—	—	—	1,262,885	—	1,262,885
Net Loss	—	—	—	—	—	(15,482,269)	(15,482.269)

Balance October 1, 2006	54,364	$8,813,750	100,749,898	$100,749	$84,045,162	$(104,726,801)	$(11,767,140)

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Period Ended October 1,	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(15,482,269)	$(15,686,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount and beneficial conversion feature of Debentures	1,477,543	369,829
Redemption premium on redemption of Series AA preferred stock	—	87,500
Issuance of Common Stock in payment of interest	1,573,823	1,339,837
Goodwill impairment	—	1,511,358
Depreciation and amortization	1,120,429	1,410,679
Stock option and restricted stock compensation expense	1,601,802	—
Reserve for asset impairment	179,252	—
Changes in assets and liabilities:
Accounts receivable	(1,308,028)	348,042
Inventories	836,622	(1,480,053)
Prepaid expenses and other current assets	393,820	(190,264)
Other assets	(10,224)	263
Accounts payable and accrued expenses	1,668,265	552,325
Accrued warranty costs	1,252,854	528,100
Accrued interest	121,237	(87,112)

Net cash used in operating activities	(6,574,874)	(11,295,633)

Cash flows from investing activities:
Purchase of patents and other assets	(18,430)	(93,019)
Purchase of property and equipment	(865,379)	(1,432,281)
Sale of investment in unconsolidated subsidiary	—	204,000

Net cash used in investing activities	(883,809)	(1,321,300)

Cash flows from financing activities:
Proceeds from sale of Common Stock	5,492,500	—
Proceeds (payment) from note payable – Insurance	(288,467)	166,993
Proceeds from issuance of Debentures	6,500,000	5,000,000
Redemption of preferred stock	—	(325,000)

Net cash provided by financing activities	11,704,033	4,841,993

Net increase (decrease) in cash and cash equivalents	4,245,350	(7,774,940)
Cash and cash equivalents, beginning of period	50	7,774,990

Cash and cash equivalents, end of period	$4,245,400	$50

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of composite railroad crossties through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”). The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its facilities during the third quarter of 2000.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and related assumptions include the assessment of the warranty provision. Actual results could materially differ from those estimates.

Cash and Cash Equivalents – The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories – Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Property and Equipment – Property and equipment are stated at cost less accumulated depreciation and any impairment to reflect recoverable amounts. Costs represent the purchase price paid plus any directly attributable costs of bringing the asset to working condition for its intended use. Expenditures for normal repairs and maintenance are charged to expense as incurred. Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset. Fixed assets are depreciated by the straight-line method for financial reporting purposes over their estimated useful lives, ranging as follows:

Buildings	20 to 40 years
Machinery and equipment	10 to 15 years
Furniture, fixtures and other	3 to 10 years

Patents – Patents are stated at cost, less accumulated amortization. Patent costs are amortized by the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $86,000 and $118,964 for the nine month period ended October 1, 2006 and the year ended December 31, 2005, respectively. Estimated annual amortization expense for future periods is approximately $115,000.

Goodwill Impairments – Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis. In 2005 we wrote off the balance of the goodwill account, and as a result, at October 1, 2006 the Company had no recorded goodwill.

Income Taxes – Deferred taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in the Company’s operating results.

Loss Per Common Share – Basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities, if any. For the nine month period ended October 1, 2006 and the year ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted net loss per common share available to common stockholders. See Note 7 for potentially dilutive securities.

Revenue Recognition – The Company generally recognizes revenue when finished products are shipped FOB factory and accepted by the purchaser, except for products sold on a bill and hold arrangement to one of our major customers. When the bill and hold ties are segregated from the other crossties at the Company’s Marshall facility, they are ready for delivery and the risk of loss transfers to the customer. The Company then bills the customer and recognizes revenue. At the request of one of our major customers, we have agreed to store for up to six months as many as 20,000 ties at our Marshall facility. Costs we incur for shipping and handling of finished products are classified as cost of goods sold.

Employee Stock Options – Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s financial statements as of and for the nine months ended October 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the nine months ended October 1, 2006 was $1,601,802 which consists of stock-based compensation expense related to employee and director stock options and restricted stock. Net loss and basic and diluted loss per share for the nine months ended October 1, 2006 would have been $13,880,467 and $(0.17) respectively, if the Company had not adopted SFAS 123R, compared to reported net loss and basic and diluted loss per share of $15,482,269 and $(0.19), respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations prior to January 1, 2006 because the exercise price of the Company’s stock options granted to employees and directors was equal to or greater than the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the nine months ended October 1, 2006 included compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense recognized for all employee stock option awards granted is recognized over their respective vesting periods unless the vesting period is graded. As stock-based compensation expense recognized in the Statement of Operations for the nine months ended October 1, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. SFAS 123R requires the cash flow resulting from tax benefits resulting from tax deduction in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Prior to fiscal 2005 the Company had a history of net operating losses, and because the Company is uncertain as to when and if the deferred tax assets might be realized, the Company has placed a valuation allowance against its otherwise recognizable deferred tax. Therefore, there are no excess tax benefits recorded in the financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

For options granted, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model was based on the historical volatility of the Company’s stock price for the estimated term through the date of the option grant. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The following are the assumptions used in the Black-Scholes valuation model for the periods indicated:

Nine Months Ended October 1, 2006
Expected dividend yield	0%
Risk-free interest rate	4.75% to 5%
Expected volatility	137% to 205%
Expected life (in years)	5-10
Expected forfeiture rate	5%

In 2005, the Company accounted for stock options issued to employees in accordance with APB 25, “Accounting for Stock Issued to Employees.” For financial statement disclosure purposes and issuance of options to non-employees for services rendered, prior to the adoption of SFAS 123R, the Company followed SFAS Statement No. 123, “Accounting for Stock-Based Compensation.” Under the accounting provisions of SFAS 123R, the Company’s net loss available to common stockholders and loss per share available to common stockholders would have remained unchanged.

Fair Market Value of Financial Instruments – The Company’s financial instruments include notes payable. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risks and terms.

Concentration of Credit Risk – Credit risk is limited to cash in banks and accounts receivable from customers. The Company does not require collateral from its customers. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. See Note 12 for major customers. The Company maintains cash in bank accounts which at times exceeds federally insured limits. The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances.

Deferred Debt Costs – As of October 1, 2006, capitalized debt issuance costs related to the debt to Opus 5949 LLC (See Note 5) were included in other assets and are being amortized over the term of the debt. Capitalized costs at October 1, 2006 were $371,475 with total accumulated amortization of $99,116.

Product Warranty – The Company generally has no contractual warranty obligation but it may encounter future instances of return and replacement of ties. Therefore, the Company records a provision based on revenues and this provision will be reviewed periodically to reflect actual warranty experience.

Additionally, as an accommodation to customers the Company may agree to replace, under limited or unusual circumstances, some crossties. Under these circumstances, a provision for estimated future costs is recorded in the period in which such costs become probable. The balance of the warranty accrual at October 1, 2006 and December 31, 2005 was $2,007,554 and $754,700 respectively.

Recently Issued Accounting Pronouncements – In November 2004, the FASB issued SFAS No. 151 Inventory Costs – An Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this statement on January 1, 2006 and does not believe that this adoption had a significant effect on the financial statements.

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the nine month period ended October 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income tax positions. FIN 48 will be effective beginning in fiscal year 2008 for the Company. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, which is the principal or most advantageous market for the asset or liability. The Company will be required to adopt SFAS No. 157 beginning in fiscal 2009. Management is currently assessing the effect of SFAS No. 157 on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

During the nine month period ended October 1, 2006 and the year ended December 31, 2005, the Company incurred substantial net losses and generated negative cash flow from operations. The Company continues to incur operating losses in the first quarter of the fiscal year ending September 30, 2007, and it is anticipated that such losses will continue in the near future. Management’s belief is that the Company will have sufficient liquidity for the next twelve months, and is predicated on the Company maintaining adequate production volumes, preventing equipment failures that disrupt production, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors would have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, the Company may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations, obtain adequate sources of debt or equity funding to meet current and future commitments and fund the continuation of its business operations. Management believes that additional capital will be needed to retire existing debt, a large part of which matures July 1, 2008, and to fund the expansion of production capacity. As of the date of this report, Management has no financing arrangements, and no commitments to obtain any such arrangements. If the Company raises capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of its current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current Common stockholders. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market and consisted of the following:

October 1, 2006
Raw materials	$1,613,176
Finished goods	117,578

Total	$1,730,754

During the nine month period ended October 1, 2006 and the year ended December 31, 2005, the Company recorded write downs of inventory to market value amounting to $742,243 and $2,098,000, respectively. These amounts are included in cost of sales for each respective period.

NOTE 4 – PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

October 1, 2006
Machinery and equipment	$12,491,391
Building and land	2,348,943
Furniture, fixtures and other	266,880
Total property and equipment	15,107,214
Less accumulated depreciation	(3,636,711)

Total property and equipment, net	$11,470,503

For the nine month period ended October 1, 2006 and the year ended December 31, 2005, depreciation expense totaled $999,721 and $1,273,556, respectively.

NOTE 5 – DEBT

Debt to Opus 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), a major stockholder. In February 2004, the Company entered into the Construction Loan, which included the initial loan of $2,100,000, with Opus for up to $14,000,000, all of which is currently outstanding. The credit facility has a 10-year maturity, variable interest rate of prime plus 500 basis points at December 31, 2004 and pledged security interest in plant, equipment and intellectual property of TieTek. The interest rate increased in March 2005 to prime plus 700 basis points in accordance with the terms of the note. Principal payments were due starting April 1, 2005 for $350,000 per quarter. The Company entered into a letter agreement with Opus that extended the due date of such payment to May 1, 2005, and again to May 9, 2005, and waived any resultant defaults. On May 9, 2005, the Company entered into a Forbearance Agreement with Opus in which Opus agreed to defer receipt of the principal payments due April 1, July 1 and October 1, 2005 under the Construction Loan until January 1, 2006 and to forbear in the enforcement of its rights under the Construction Loan until December 31, 2005.

On July 7, 2005, the Company, TTT and TieTek entered into a Limited Waiver and First Amendment to Construction Loan Agreement (the “Loan Amendment”) with Opus which amends the provisions of the Construction Loan. Pursuant to the Loan Amendment, the following changes were made to the Construction Loan:

•	The Company issued 4,541,822 shares of its Common Stock to Opus in payment of $407,944 in principal and $614,171 in interest owing on the Construction Loan.

•	TieTek executed an amended and restated promissory note to Opus (the “New Note”) in the amount of $14,000,000, bearing interest at 7% per annum until the due date of the Debentures, July 7, 2006.

•	Interest is payable quarterly on the New Note by the payment of cash or by the issuance of shares of Common Stock with a market value, on the 20 trading days immediately prior to the time of their issuance, equal to the interest payment then due.

On December 29, 2005, the Company, TTT and TieTek entered into a Second Amendment to Construction Loan Agreement with Opus in which Opus agreed to extend the date on which unpaid principal payments for 2005 and 2006 are due and shares may be paid in lieu of cash for all quarterly interest payments on the New Note, from July 7, 2006 to December 31, 2006.

On September 18, 2006 TieTek executed a Second Amendment to the Amended and Restated Note with Opus under which Opus agreed to extend all principal amounts due thereunder through July 1, 2008 to July 1, 2008. Under the terms of the New Note, as amended, the interest rate continues to be 7% per annum until July 1, 2008, at which time thereafter it reverts to 700 basis points over the prime rate. During the nine month period ended October 1, 2006 the Company incurred total interest expense of $745,889.

During the nine month period ended October 1, 2006 the Company issued a total of 3,436,849 shares of its Common Stock to Opus in payment of $743,167 of interest that had accrued for the period October 1, 2005 through June 30, 2006.

Subsequent to October 1, 2006, the Company issued 803,221 shares of its Common Stock in payment of interest of $250,444 incurred during the third calendar quarter of 2006.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures (the “July Debentures” and the “December Debentures”) accrue interest at 7% per annum and, as a result of an amendment dated September 15, 2006, are payable in full on July 1, 2008. Principal of the July and December Debentures (collectively the “Debentures”) is convertible, at any time, into shares of Common Stock of the Company at a current conversion price of $0.1985 and $0.15 per share, respectively, subject to adjustment for certain anti-dilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of Company’s Common Stock (the “July Warrants” and the “December Warrants”, respectively). The July Warrants and the December Warrants have current exercise prices of $0.2115 and $0.18 per share, respectively, which in the case of the July Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

In accordance with generally accepted accounting principles, if on the date that the Debentures were issued the effective conversion prices were less than the Company’s stock price on that date, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company has calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively. During the nine month period ended October 1, 2006, the Company recognized $721,665 in interest expense related to the amortization of the beneficial conversion feature. As of October 1, 2006, the remaining balance of the beneficial conversion feature of the July and December Debentures was $0 and $270,407, respectively.

The July Warrants have a three-year term ending on July 7, 2008, and the December Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the July Warrants and the December Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts are accounted for as a debt discount and are recognized as additional interest expense in the statement of operations during the period from date of issuance to the stated maturity date. During the nine month period ended October 1, 2006, the Company recognized $755,878 in interest expense related to the accretion of the debt discount attributable to the July and December Warrants. As of October 1, 2006 the remaining balance of the debt discount for the July and December Warrants was $0 and $270,407, respectively.

During the nine month period ended October 1, 2006 the Company incurred total interest expense of $573,417.

NOTE 6 – RELATED PARTY TRANSACTIONS

See Note 5 for a description of the Construction Loan with Opus, which is a related party transaction.

During the year ended December 31, 2005

Effective February 22, 2005, pursuant to the Exchange Agreement (the “Exchange Agreement”) with Sponsor the Company issued to Sponsor 43,114 shares of Series CC Preferred Stock (“Series CC”) and a warrant to purchase 9,158 shares of Series CC in exchange for Sponsor’s option to acquire a 49.9% ownership interest in TieTek and its Class B Membership interest in TieTek. Until February 22, 2005, Sponsor controlled a majority of the Board of Managers of TieTek.

The Company agreed to pay Sponsor’s costs and expenses, including reasonable legal fees and third party due diligence costs, incurred in connection with the negotiation, execution and consummation of the Exchange Agreement. The Company paid approximately $196,000 to Sponsor for such costs. The Company also paid $50,000 to Kevin Maddox, the former chief executive officer, to cover his legal fees incurred in connection with the sale of his shares to an investment group, and $137,443 to Crestview Capital Master, LLC (“Crestview”) to cover its legal fees and due diligence expenses incurred in connection with the purchase of such shares by the investment group.

On July 7, 2005, the Company issued the July Debentures and the July Warrants to certain of the Company’s existing stockholders including Sponsor, Crestview, Midsummer Investment Ltd. (“Midsummer”) and Islandia LP (“Islandia”). The Company agreed to pay costs and expenses incurred by the July Debenture holders in connection with the negotiation, execution and consummation of the sale of the July Debentures. The Company paid approximately $68,000 in connection with the sale agreement.

In October 2005 the Company issued a total of 380,051 shares of its Common Stock to the Debenture holders in payment of $83,611 of interest that had accrued for the period from July 6, 2005 to September 30, 2005. Of the 380,051 shares of Common Stock issued, Sponsor received 176,723 shares, Crestview received 64,229 shares, Midsummer received 42,946 shares and Islandia received 17,102 shares.

Effective January 1, 2006, the Company entered into an Employment Agreement with Neal Kaufman, currently our chief executive officer. Mr. Kaufman served as a consultant to the Company from December 5 through December 31, 2005, for which we paid him $62,500, plus expenses. The Company paid Mr. Kaufman’s law firm $10,000 for his legal fees in connection with his employment agreement.

During the nine month period ended October 1, 2006

On December 28, 2005, the Company entered into a Securities Purchase Agreement with certain purchasers that included Sponsor, Crestview, Midsummer and Islandia in which the Company agreed to issue the December Debentures and the December Warrants in exchange for $6,500,000.

During the nine month period ended October 1, 2006 the Company issued a total of 2,709,001 shares of its Common Stock to the Debenture holders in payment of $454,903 of interest that had accrued for the period October 1, 2005 to June 30, 2006. Of the 2,709,001 shares of Common Stock issued, Sponsor received 1,410,237 shares, Crestview received 436,639 shares, Midsummer received 342,748 shares and Islandia received 136,495 shares.

On September 13, 2006, the Company executed a promissory note in the amount of $1,000,000 to Herakles Investments, Inc (“Herakles”), an affiliate of Sponsor, payable upon the earlier to occur of October 15, 2006 or the issuance to Herakles of shares of the Company’s Common Stock. Upon the sale of the Company’s Common Stock on September 19, 2006, this loan was repaid in full with interest of $1,361.

Under a Securities Purchase Agreement dated September 15, 2006, the Company issued 18,644,068 shares of its Common Stock and warrants to purchase up to 9,322,034 shares of Common Stock (“September Warrants”) in exchange for $5,500,000. Herakles was issued 10,946,158, Crestview was issued 2,792,071, Midsummer was issued 2,660,076 and Islandia was issued 1,059,322 shares of the Company’s Common Stock. Each of the aforementioned parties also received, respectively, 5,473,079, 1,396,036, 1,330,038 and 529,660 of the 9,322,034 September Warrants issued in connection with the issuance of the Company’s Common Stock.

On October 6, 2006, the Company entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, our current Chief Executive Officer, pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”). The Company has agreed to issue the Restricted Shares to him on the earlier to occur of a change in control of the Company, his death or disability, six months after his termination of employment, or an unforeseen emergency or the first trading day of each calendar quarter in 2008 and 2009. The number of shares to be issued on each payment date will be the amount payable on the payment date divided by the share price.

Subsequent to October 1, 2006 the Company issued 1,225,787 shares of its Common Stock to the holders of the Debentures in payment of interest of $205,722 incurred during the third calendar quarter of 2006. Of the 1,225,787 shares of Common Stock issued, 664,657 shares were issued to Sponsor, 193,860 shares were issued to Crestview, 161,519 shares were issued to Midsummer and 64,322 shares were issued to Islandia.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

On February 22, 2005, the Company (i) issued to Sponsor 43,114 shares of Series CC Convertible Preferred Stock (“Series CC”) and a warrant to purchase 9,158 shares of Series CC in exchange for Sponsor’s option to acquire a 49.9% ownership interest in TieTek and its Class B Membership interest in TieTek, (ii) exchanged 6,750 of the 7,000 shares of Series AA preferred stock for an equal number of shares of Series CC, and (iii) exchanged all of the 2,500 shares of Series BB for 4,500 shares of Series CC. The Series CC has a par value of $.001 per share and the right to receive upon liquidation the same amount paid to the holders of Common Stock on an as-converted basis. Each share of Series CC has a stated value of $1,000, which stated value is convertible into shares of Common Stock at $1.08 per share, for a conversion ratio of approximately 925.926 shares of Common Stock for each share of Series CC. The Series CC has the right to receive dividends on an as-converted basis. No holder is allowed to convert any shares of the Series CC if, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding. A holder may waive this limitation on the number of shares held if the holder provides at least 61 days prior notice of its waiver to the Company.

In July 2005, the remaining 250 Series AA shares were redeemed by the Company for $325,000. Such amount included a penalty of $87,500 that became due upon the change of control of the Company that occurred on February 22, 2005.

Common Stock

As of October 1, 2006, the Company had issued 100,749,898 shares of its Common Stock. In November 2005, the Company amended its Certificate of Incorporation to increase the authorized Common Stock from 150,000,000 to 250,000,000 shares. The Company’s Board of Directors has proposed to amend its Certificate of Incorporation to increase the authorized Common Stock from 250,000,000 to 500,000,000 shares and will submit the matter to a vote of the shareholders at its next shareholders meeting.

During 2005:

•	The Company issued 5,473,501 shares of its Common Stock in payment of interest on its Construction Loan and on its July Debentures. These transactions were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance of the stock.

•	The Company issued 84,549 shares of its Common Stock in lieu of cash for payment of accrued dividends related to the Series AA preferred shares.

During 2006:

•	The Company issued 3,436,849 shares of its Common Stock to Opus in payment of interest on its Construction Loan. These issuances were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance of the stock

•	The Company issued 2,709,001 shares of its Common Stock to the holders of the Debentures in payment of interest. These transactions were valued at the conversion prices of the respective July and December Debentures.

•	The Company issued 18,644,068 shares of its Common Stock to a group of investors for net cash proceeds of $5,492,500.

Warrants

The Company has warrants outstanding to purchase 35,938,541 shares that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.18 to $3.85, and expire between 2006 and 2010. The Company issued warrants in connection the issuance of the Debentures and the issuance of its Common Stock in September 2006. All of these warrants are currently exercisable. The July Warrants, the December Warrants and the September Warrants have current exercise prices of $0.2115, $0.18, and $0.36, respectively. The exercise price of the July Warrants was adjusted to $0.2115 as of December 31, 2005 pursuant to the antidilution provisions of these warrants. The July Warrants, the December Warrants and the September Warrants expire, if unexercised, on July 7, 2008, December 27, 2008 and March 14, 2011, respectively.

Of the 35,938,541 warrants outstanding as of October 1, 2006, 27,726,368 are held by the Company’s major investment group.

Future Issuances of Common Stock

At December 31, 2005 and October 1, 2006, the Company had Common Stock reserved for future issuance as follows:

	October 1, 2006 Shares	December 31, 2005 Shares
Warrants outstanding	35,938,541	18,715,652
Stock options outstanding	14,571,111	958,333
Convertible Preferred Stock and related warrants outstanding	58,816,670	58,816,670
7% Convertible Debentures	68,522,251	22,810,219

Total	177,848,573	101,300,874

Additionally the Company has agreed to issue $420,000 worth of Restricted Shares.

NOTE 8 – STOCK OPTIONS

The 1999 Stock Incentive Plan (the “1999 Plan”) authorizes the Compensation Committee to grant options to attract, retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of the Company’s Common Stock, of which a maximum of 1,000,000 shares may be for incentive stock options. Since 2003 the Company has granted no options under the 1999 Plan. The Company does not intend to issue any additional options under this plan.

The 2005 Stock Option Plan (the “2005 Plan”) authorizes the grant of options to purchase up to 25,000,000 shares, which may be incentive or nonqualified stock options. During 2006 the Company granted options to purchase 13,860,000 shares under the 2005 Plan. As of October 1, 2006 under the 1999 Plan and 2005 Plan (the “Plans”) there were outstanding options to purchase 14,571,111 shares of the Company’s Common Stock.

Through December 2005, the Company accounted for stock options issued to employees and independent directors in accordance with APB Opinion 25, “Accounting for Stock Issued to Employees”. Through December 2005, SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) required the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for the Company’s stock options granted to employees and independent directors had been determined in accordance with the fair value based method. See Note 1 for this pro forma disclosure.

Effective January 1, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans (employee stock purchases) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Financial Statements as of and for the nine month period ended October 1, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

A summary of shares to be issued and weighted average exercise price related to stock options granted as of October 1, 2006 and December 31, 2005, and changes during the periods ending on those dates is presented below:

	October 1, 2006		December 31, 2005
	Shares	Weighted	Shares	Weighted
		Average		Average
		Exercise Price		Exercise Price
Outstanding at beginning of year	958,333	$2.95	958,333	$2.95
Granted	13,860,000	0.27	—	—
Exercised	—	—	—	—
Expired or forfeited	(247,222)	6.98	—	—

Outstanding at end of year	14,571,111	$0.34	958,333	$2.95

Options exercisable at year-end	2,961,111	$1.30	958,333	$2.95

Weighted average fair value of options granted during the period		$0.27		$0.00

The following table summarizes information regarding stock options outstanding at October 1, 2006 under the Plans:

Exercise Price	Number Outstanding at 10/1/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 10/1/2006
$0.14	50,000	9.25	$0.14
0.15	30,000	9.56	0.15
0.17	1,150,000	9.58	0.17
0.18	2,700,000	9.25	0.18	2,100,000
0.19	450,000	9.33	0.19	150,000
0.26	80,000	9.60	0.26
0.30	2,400,000	9.25	0.30
0.31	2,300,000	9.91	0.31
0.34	4,200,000	10.00	0.34
0.40	400,000	9.37	0.40
0.45	100,000	9.69	0.45
1.10	335,000	4.66	1.10	335,000
1.25	210,000	4.18	1.25	210,000
1.44	12,500	3.64	1.44	12,500
2.75	90,000	3.33	2.75	90,000
3.00	52,500	2.47	3.00	52,500
4.50	11,111	2.39	4.50	11,111

$0.14 – 4.50	14,571,111	9.37	$0.34	2,961,111

NOTE 9 – INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

October 1, 2006
Deferred tax assets
Net operating loss carryforwards	$27,395,000
Warranty reserve	683,000

Gross deferred tax assets	28,078,000

Deferred tax liabilities
Property and equipment	(1,005,000)
Intangible assets	(18,000)

Gross deferred tax liabilities	(1,023,000)

Net deferred tax asset	27,055,000
Valuation allowance	(27,055,000)

Net deferred tax assets	$—

At October 1, 2006 the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to loss before income taxes as follows:

	Nine Month Period ended October 1, 2006	Year Ended December 31, 2006
Computed tax benefit	34%	34%
Change in valuation allowance	(33)%	(32)%

Expiration of net operating loss and capital loss carryforwards	(1)%	(2)%

Total	—	—

At October 1, 2006, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $80,572,000 which, if not utilized, will expire between 2006 and 2020. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership during the years ended December 31, 2001, 2004 and 2005.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the nine month period ended October 1, 2006 and the year ended December 31, 2005 totaled approximately $393,850 and $347,591, respectively.

In April 2006 the Company entered into a lease agreement for approximately 47,250 square feet of space for a manufacturing facility in Houston, Texas at a base rate of $12,885 for a three year term. In addition to the base rental, the Company is required to reimburse the owner for all property taxes on the property.

Minimum annual rentals under non-cancelable operating leases, including the lease described above, of more than one year in duration are as follows:

Amount
2007	$218,078
2008	166,777
2009	99,806

Total	$484,661

Litigation

From time to time the Company may be involved in various legal actions arising in the normal course of business. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine month period ended October 1, 2006 and the year ended December 31, 2005, the Company paid interest totaling approximately $1,573,823 and $1,339,837, respectively, by issuing Common Stock.

During the nine month period ended October 1, 2006 and the year ended December 31, 2005, the Company had the following investing and financing non-cash transactions:

During 2006:

•	Issued 3,436,849 shares of its Common Stock to Opus in payment of interest on its Construction Loan totaling $743,167.

•	Issued 2,709,001 of its Common Stock in payment of interest on the July and December Debentures totaling $830,656.

•	Issued the December Debentures that had a beneficial conversion feature of $812,772.

•	Issued the December Warrants that had a debt discount of $812,772.

During 2005:

•	Issued 5,473,501 shares of its Common Stock in payment of interest on its Construction Loan and on its Debentures issued in July 2005.

•	Issued 84,549 shares of its Common Stock in lieu of cash for payment of accrued dividends related to the Series AA preferred stock upon redemption of the remaining 250 shares of the Series AA preferred stock.

NOTE 12 – MAJOR CUSTOMERS

More than 50% of total revenues for the nine month period ended October 1, 2006 and the fiscal year ended December 31, 2005 were derived from sales to one customer.

NOTE 13 – SUBSEQUENT EVENTS

In October 2006 the Company issued 2,029,008 shares of its Common Stock in payment of $456,167 of interest that accrued on the Debentures and the Construction Loan during the calendar quarter ended September 30, 2006.

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

Disclosure Controls and Procedures

NATK’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 1, 2006. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Controls over Financial Reporting

Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended 2006, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2007.

ITEM 10. EXECUTIVE COMPENSATION

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2007.

ITEM 13. EXHIBITS

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2005.

3.10	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated September 15, 2006	Filed herewith

10.1	1999 Stock Incentive Plan	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.2	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.3	Stock Compensation Plan Agreement between the Company and Neal Kaufman dated October 6, 2006	Incorporated by reference to the Company’s Form 8-K filed October 13, 2006.

10.4	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to the Company’s Form 8-K filed December 5, 2002.

10.5	Letter Agreement dated April 25, 2006 with Union Pacific Railroad Company amending Letter of Intent dated February 18, 2002	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 26, 2006.

10.6	Construction Loan Agreement dated as of February 5, 2004 among the Company, TieTek Technologies, Inc., TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.7	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.8	Limited Waiver and First Amendment to Construction Loan Agreement among Opus 5949 LLC, the Company TieTek LLC and Tie Tek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.9	Second Amendment to Construction Loan Agreement dated December 29, 2005 among Opus 5949 LLC, the Company, TieTek LLC and TieTek Technologies, LLC	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.10	Third Amendment to Construction Loan Agreement dated September 18, 2006, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Filed herewith

10.11	Amended and Restated Promissory Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.12	First Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.13	Second Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated September 18, 2006.	Filed herewith

10.14	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.15	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.16	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.17	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.18	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.19	Securities Purchase Agreement dated July 7, 2005 between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.20	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.21	Securities Purchase Agreement dated December 28, 2005 between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP and Islandia, LP	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.22	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.23	Securities Purchase Agreement dated September 15, 2006, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Filed herewith

10.24	Third Amended and Restated Registration Rights Agreement dated September 15, 2006 among the Company, the Purchasers of the Common Stock under the Securities Purchase Agreement dated September 15, 2006 and certain other shareholders of the Company	Filed herewith

10.25	Consent, Waiver and Amendment dated September 15, 2006 executed by the parties to the Securities Purchase Agreements dated July 7, 2005 and December 28, 2005	Filed herewith

16	Letter of Ham, Langston & Brezina, LLP	Incorporated by reference to the Company’s Form 8-K filed September 13, 2006.

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2005.

23	Consent of KBA Group, LLP	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Neal P. Kaufman, President and Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2007.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2006	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/s/ NEAL P. KAUFMAN
Neal P. Kaufman Chief Executive Officer

	By:	/s/ MAHESH S. SHETTY
Mahesh S. Shetty Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL P. KAUFMAN Neal P. Kaufman	Chief Executive Officer	December 14, 2006

/s/ MAHESH S SHETTY Mahesh S. Shetty	Chief Financial and Accounting Officer	December 14, 2006

/s/ HENRY W. SULLIVAN Henry W. Sullivan	Director	December 14, 2006

/s/ KENNETH Z. SCOTT Kenneth Z. Scott	Director	December 14, 2006

/s/ SCOTT KAUFMAN Scott Kaufman	Director	December 14, 2006

/s/ JOHN T CORCIA John T. Corcia	Director	December 14, 2006

/s/ RICHARD GUILTINAN Richard Guiltinan	Director	December 14, 2006

EXHIBIT INDEX

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated September 15, 2006	Filed herewith

10.10	Third Amendment to Construction Loan Agreement dated September 18, 2006, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Filed herewith

10.13	Second Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated September 18, 2006.	Filed herewith

10.23	Securities Purchase Agreement dated September 15, 2006, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Filed herewith

10.24	Third Amended and Restated Registration Rights Agreement dated September 15, 2006 among the Company, the Purchasers of the Common Stock under the Securities Purchase Agreement dated September 15, 2006 and certain other shareholders of the Company	Filed herewith

10.25	Consent, Waiver and Amendment dated September 15, 2006 executed by the parties to the Securities Purchase Agreements dated July 7, 2005 and December 28, 2005	Filed herewith

23	Consent of KBA Group, LLP	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Neal P. Kaufman, President and Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith