Form 10QSB
period 2006-12-31
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2007-02-13
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 106,415,166 common shares outstanding as of February 9, 2007.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	October 1, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,514,195	$4,245,400
Accounts receivable, net of allowance of $254,038 and $0	139,415	1,355,242
Inventories	2,015,085	1,730,754
Prepaid expenses and other	366,860	—

Total Current Assets	4,035,555	7,331,396

Property and equipment, net	11,514,914	11,470,503

Patents and purchased technologies, less accumulated amortization of $1,061,954 and $1,033,156	1,031,318	1,055,793
Other assets	395,432	407,001

Total Other Assets	1,426,750	1,462,794

Total Assets	$16,977,219	$20,264,693

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$2,694,110	$2,452,357
Accrued expenses	1,576,769	2,151,611
Accrued warranty costs	1,971,162	2,007,554
Accrued interest	456,167	461,125
Note payable – insurance	324,267	—

Total Current Liabilities	7,022,475	7,072,647

7% convertible debentures, net of debt discount and beneficial conversion feature of $0 and $540,814	11,500,000	10,959,186
Debt to Opus 5949 LLC, a related party	14,000,000	14,000,000

Total Liabilities	32,522,475	32,031,833

Commitments and Contingencies

Stockholders’ Deficit:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value per share, 54,364 shares issued and outstanding	8,813,750	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 102,778,906 and 100,749,898 shares issued and outstanding	102,779	100,749
Additional paid-in capital	84,948,099	84,045,162
Accumulated deficit	(109,409,884)	(104,726,801)

Total Stockholders’ Deficit	(15,545,256)	(11,767,140)

Total Liabilities and Stockholders’ Deficit	$16,977,219	$20,264,693

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31, 2006	December 31, 2005
Sales	$4,028,896	$238,336
Warranty expense	77,095	528,100
Cost of goods sold (exclusive of depreciation shown below)	5,261,645	2,135,302

Gross Loss	(1,309,844)	(2,425,066)
Selling, general and administrative expenses	1,790,089	906,596
Impairment of goodwill	—	1,511,358
Depreciation and amortization	371,965	331,845

Operating Loss	(3,471,898)	(5,174,865)
Other Income (Expense):
Interest income	16,697	1,822
Interest expense	(1,228,295)	(588,496)
Other	413	147,615

Total Other Income (Expense), net	(1,211,185)	(439,059)

Net Loss Available to Common Stockholders	(4,683,083)	(5,613,924)

Net Loss Per Share Available to Common Stockholders - basic and diluted	$(0.05)	$(0.08)

Weighted Average Number of Common Shares Outstanding - basic and diluted	102,555,938	72,679,552

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net loss	$(4,683,083)	$(5,613,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount and beneficial conversion feature of debentures	540,814	208,460
Stock option and restricted stock compensation expense	234,247	—
Issuance of common stock for interest	679,470	317,721
Goodwill impairment	—	1,511,358
Provision for doubtful account	254,038	—
Depreciation and amortization	371,965	364,800
Net change in operating assets and liabilities
Accounts receivable	961,789	914,325
Inventories	(284,331)	(800,991)
Prepaid expenses and other current assets	(366,860)	(390,670)
Other assets	7,676	(38,809)
Accounts payable and accrued expenses	(341,839)	85,328
Accrued warranty costs	(36,392)	528,100
Accrued interest	(4,958)	(109,278)

Net cash used in operating activities	(2,667,464)	(3,023,580)

Cash flows from investing activities:
Sale of investment in unconsolidated subsidiary	—	204,000
Purchases of patent and other assets	(4,324)	—
(Purchase) disposition of property and equipment	(383,684)	39,066

Net cash provided by (used in) investing activities	(388,008)	243,066

Cash flows from financing activities:
Proceeds from note payable – insurance	324,267	288,466

Net cash provided by financing activities	324,267	288,466

Net decrease in cash and cash equivalents	(2,731,205)	(2,492,048)

Cash and cash equivalents, beginning of period	4,245,400	2,492,098

Cash and cash equivalents, end of period	$1,514,195	$50

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is principally engaged in the manufacturing and marketing of composite railroad crossties through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”), and its subsidiary TieTek LLC (“TieTek”). The Company’s composite railroad crossties are a direct substitute for wood crossties, have a longer expected life and several environmental advantages. TieTek manufactures crossties in two facilities, one in Marshall, Texas (“Marshall Facility”) and the other in Houston, Texas (“Houston Facility”). It began its first commercial manufacturing and shipping of crossties from its Houston Facility during the third quarter of 2000.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to present fairly the results of the interim periods, and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the nine month period ended October 1, 2006 included in the Company’s Annual Report on Form 10-KSB. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 31, 2006 and December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, convertible debentures and convertible preferred stock convertible into an aggregate of 178,628,575 and 101,300,874 shares of Common Stock at December 31, 2006 and 2005 respectively.

On January 1, 2006 the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter. As a result of this change, in 2006, the Company’s fiscal year ended on October 1, 2006. All references made here to the fiscal period ended October 1, 2006 shall mean the period from January 1, 2006 to October 1, 2006. The comparative prior year quarter presented in these financial statements is the fourth quarter included within the Company’s prior year ended December 31, 2005 financial statements.

NOTE 2—GOING CONCERN

During the three month period ended December 31, 2006 and the fiscal period ended October 1, 2006, the Company incurred a net loss $4,683,083 and $15,482,269, respectively, and the Company experienced cash flow deficits, resulting from its operations, in the amounts of $2,667,464 (approximately $889,155 per month) and $6,574,874 (approximately $730,542 per month), respectively. The Company has continued to incur operating losses and cash flow deficits in the second quarter of the fiscal year ending September 30, 2007. It is anticipated that such losses and cash flow deficits will continue in the near future.

The Company’s ability to: maintain adequate production volumes, prevent equipment failures that disrupt production, obtain raw materials at reasonable prices and collect accounts receivable in a timely manner materially impact liquidity. Failure to achieve any of the aforementioned factors would have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, the Company may have to continue to fund future cash needs through financing activities.

As of December 31, 2006, NATK had a negative working capital balance of $2,986,920 and a cash balance of $1,514,195. The Company’s viability depends on its ability to generate cash flow from operations, obtain adequate sources of debt or equity funding to meet current and future commitments and fund the continuation of its business operations. Management believes that additional capital will be needed to retire existing debt, a large part of which matures July 1, 2008, and to fund working capital and the expansion of production capacity. The Company’s management is currently seeking various forms of financing, but as of the date of this report has no firm financing arrangements, and no firm commitments to obtain any such financing. If the Company raises capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of its current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current Common and Preferred stock. There can be no assurances that the Company will be able to obtain additional financing on terms which are acceptable to it.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3—INVENTORIES

Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market:

	December 31, 2006	October 1, 2006

Raw materials	$1,375,242	$1,613,176
Finished goods	639,843	117,578

Total	$2,015,085	$1,730,754

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	December 31, 2006	October 1, 2006
Machinery and equipment	$12,861,455	$12,491,391
Building and land	2,348,943	2,348,943
Furniture, fixtures and other	280,500	266,880

Total property and equipment	15,490,898	15,107,214
Less accumulated depreciation	(3,975,984)	(3,636,711)

Total property and equipment, net	$11,514,914	$11,470,503

NOTE 5—DEBT

Debt to Opus 5949 LLC

On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), a major stockholder. In 2004, the Company entered into a construction loan (“Construction Loan”) with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning April 1, 2005. The Construction Loan note provided for interest at a variable rate of prime plus 500 basis points, which increased in March 2005 to prime plus 700 basis points and in December 2005 was reduced to 7% per annum at which it will remain until July 1, 2008. The Construction Loan is secured by the land and building of the Marshall Facility, and all tangible and intangible personal property owned by the Company and its subsidiaries, including but not limited to all intellectual property (including its patent rights).

The Construction Loan agreement contains several representations made by the borrower, one of which is a representation that the Company will not install nor otherwise incorporate in the Marshall Facility any materials, equipment or fixtures under any conditional sales agreements or security agreement whereby the right is reserved or accrued to anyone to remove or repossess any such items.

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

During the three month period ended December 31, 2006 the Company issued a total of 803,221 shares of its Common Stock to Opus in payment of $250,444 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

During the three month period ended December 31, 2005 the Company issued a total 551,628 shares of its Common Stock to Opus in payment of interest of $234,111 that had accrued for the period July 1, 2005 through September 30, 2005.

Subsequent to December 31, 2006, the Company issued 715,556 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2006 through December 31, 2006.

In January 2006, the Company issued 1,336,203 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2005 through December 31, 2005.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 31, 2006.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures (the “July Debentures” and the “December Debentures”) accrue interest at 7% per annum and, as a result of an amendment dated September 15, 2006, are payable in full on July 1, 2008. Principal of the July and December Debentures (collectively the “Debentures”) is convertible, at any time, into shares of Common Stock of the Company at a current conversion price of $0.1985 and $0.15 per share, respectively, subject to adjustment for certain anti-dilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of Company’s Common Stock (the “July Warrants” and the “December Warrants”),

respectively. The July Warrants and the December Warrants have current exercise prices of $0.2115 and $0.18 per share, respectively, which in the case of the July Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

In accordance with generally accepted accounting principles, if on the date that the Debentures were issued the effective conversion prices were less than the Company’s stock price on that date, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date. The Company has calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively. During the three month periods ended December 31, 2006 and December 31, 2005, the Company recognized $270,407 and $42,108, respectively, in interest expense related to the amortization of the beneficial conversion feature. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized.

The July Warrants have a three-year term ending on July 7, 2008, and the December Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the July Warrants and the December Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts are accounted for as a debt discount and are recognized as additional interest expense in the statement of operations during the period from date of issuance to the originally stated maturity date. During the three month periods ended December 31, 2006 and December 31, 2005, the Company recognized $270,407 and $166,352, respectively, in interest expense related to the amortization of the debt discount attributable to the July and December Warrants. As of December 31, 2006 the debt discount for the July and December Warrants was fully amortized.

During the three month period ended December 31, 2006 the Company issued a total of 1,225,787 shares of its Common Stock in payment of $205,722 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

During the three month period ended December 31, 2005 the Company issued a total of 380,051 shares of its Common Stock in payment of interest of $83,611 that had accrued for the period July 6, 2005 through September 30, 2005.

Subsequent to December 31, 2006, the Company issued 1,225,788 shares of its Common Stock in payment of interest of $205,722 that had accrued for the period October 1, 2006 through December 31, 2006.

In addition the Company recognized $223,303 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the quarter ended December 31, 2006.

In January 2006, the Company issued 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued for the period October 1, 2005 through December 31, 2005.

The Company was in compliance with the provisions of the Debentures and current on all interest payments as of December 31, 2006.

NOTE 6—STOCKHOLDERS’ DEFICIT

Warrants

The Company has warrants outstanding to purchase 35,938,541 shares that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.15 to $3.85, and expire, if unexercised, between 2006 and 2011.

Future Issuances of Common Stock

At December 31, 2006 the Company had Common Stock reserved for future issuance as follows:

Shares
Warrants outstanding	35,938,541
Stock options outstanding	15,351,111
Convertible Preferred Stock and related warrants outstanding	58,816,671
7% Convertible Debentures	68,522,252

Total	178,628,575

On October 6, 2006, the Company entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, our current Chief Executive Officer, pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”). Mr. Kaufman is currently entitled to receive 80% of the Restricted Shares and will be entitled to receive increments of 10% of the Restricted Shares on December 31, 2007 and 2008 respectively. The Company recognized $336,000 as compensation expense in the fiscal period ended October 1, 2006 and will recognize $42,000 in compensation expense for each of the remaining 10% increments on December 31, 2007 and 2008 respectively. The Company has agreed to issue the Restricted Shares to Mr. Kaufman on the earlier to occur of: (i) a change in control of the Company, (ii) his death or disability, (iii) six months after his termination of employment, or an unforeseen emergency or (iv) the first trading day of each calendar quarter in 2008 and 2009. The number of shares to be issued on each payment date will be the amount payable on the payment date divided by the share price. At an estimated current market price of $0.40 per share, 1,050,000 shares are issuable to Mr. Kaufman.

Common Stock

As of December 31, 2006, the Company had authorized 250,000,000 shares, and had issued 102,778,906 shares of its Common Stock.

During the three months ended December 31, 2006, the Company issued 2,029,008 shares of its Common Stock in payment of interest of $456,166 that had accrued on the Construction Loan and the Debentures from July 1, 2006 to September 30, 2006.

Subsequent to December 31, 2006, under a Securities Purchase Agreement dated January 12, 2007, the Company agreed to issue 1,694,916 shares of its Common Stock at $0.295 per share (the “January Shares”) and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007.

The warrants are exercisable at any time, in whole or in part, into shares of Common Stock at a price of $0.36 per share, subject to adjustment pursuant to antidilution provisions of the warrants. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

Employee Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans (employee stock purchases) based on estimated fair values. The Company’s Financial Statements as of and for the three months ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended December 31, 2006 was $225,497 which consists of stock-based compensation expense related to employee and director stock options. Net loss and basic and diluted loss per share for the three months ended December 31, 2006 would have been $4,457,586 and $(0.04), respectively, if the Company had not adopted SFAS 123R, compared to reported net loss and basic and diluted loss per share of $4,683,083 and $(0.05), respectively.

The reported net loss and net loss per share for the three months ended December 31, 2005 would not have differed had the Company adopted SFAS 123R at the beginning of this period.

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

Three months ended December 31, 2006
Expected dividend yield	0%
Risk-free interest rate	5%
Expected volatility	209% -269%
Expected life (in years)	5-10
Expected forfeiture rate	5%

As of December 31, 2006, the Company has approximately $1,433,580 of total unrecognized compensation cost related to nonvested and restricted stock, which is expected to be recognized over a period of three years from the date of the individual grant.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Effective January 1, 2006, Neal Kaufman, the Company’s chief executive officer, entered into an Employment Agreement with the Company providing for a term of three years, renewable year to year at the end of the initial term. Mr. Kaufman’s compensation in calendar year 2006 consisted of a base salary of $200,000 per year, cash bonuses of up to $150,000 (based on established performance goals), and options to purchase up to 4,800,000 shares of Company stock. These stock options were granted on the effective date of the Employment Agreement: options to purchase 2,400,000 shares vested as of December 31, 2006 with an exercise price of $0.18 per share; options to purchase 1,200,000 shares will vest on December 31, 2007 if he remains in his position at that date, at an exercise price of $0.30 per share; and options to purchase 1,200,000 shares will vest on December 31, 2008 if he remains in his position at that date, at an exercise price of $0.30 per share. Compensation for the calendar year 2007 consists of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2006. Mr. Kaufman’s calendar year 2008 compensation will consist of a base salary of $200,000 per year and cash bonuses of up to $100,000 based on performance goals set by the Board by December 31, 2007. If Mr. Kaufman is serving as CEO and is terminated in 2007 or 2008 by the Company for any reason other than for cause (as defined in the agreement), he will receive severance benefits equal to twelve months salary. The Employment Agreement also restricts Mr. Kaufman from competing with the Company for a period of two years, and from soliciting any customers or employees of the Company for one year after his termination of employment with the Company.

On October 6, 2006 the Company granted Mr. Kaufman options to purchase an additional 4,200,000 shares of the Company’s Common Stock under the 2005 Stock Option Plan with an exercise price of $0.34 per share which was the fair market value of the Company’s common stock on October 6, 2006: options to purchase 2,100,000 shares vested as of December 31, 2006; options to purchase 1,050,000 shares will vest on December 31, 2007 if he remains in his position at that date; and options to purchase 1,050,000 shares will vest on December 31, 2008 if he remains in his position at that date.

On October 6, 2006, the Company entered into a Stock Compensation Plan Agreement (“SCPA”) with Mr. Kaufman pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”), in such amounts, at such times and under the conditions set forth in the SCPA. Reference is made to the full terms and conditions relating to the issuance, vesting and payment of the Restricted Shares set forth in the SCPA filed with the SEC as an exhibit to Form 8-K on October 13, 2006.

NOTE 8—MAJOR CUSTOMERS

For the three months ended December 31, 2006 and December 31, 2005 the Company had sales to one major customer that represented approximately 80% and approximately 60%, respectively, of total sales.

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 5 for a description of the related party transactions under the Construction Loan and the Debentures. Opus, the lender under the Construction Loan, and certain of the holders of the Debentures are related parties.

Under a Securities Purchase Agreement dated September 15, 2006, the Company issued 18,644,068 shares of its Common Stock and warrants to purchase up to 9,322,034 shares of Common Stock (“September Warrants”) in exchange for $5,500,000. Herakles Investments, Inc., an affiliate of Sponsor, was issued 10,946,158, Crestview Capital Master, LLC, was issued 2,792,071, Midsummer Investments, Ltd. was issued 2,660,076 and Islandia, L.P. was issued 1,059,322 shares of the Company’s Common Stock. Each of the aforementioned parties also received, respectively, 5,473,079, 1,396,036, 1,330,038 and 529,660 of the September Warrants issued in connection with the issuance of the Company’s Common Stock. Each of such parties is the beneficial owner of more than 5% of the outstanding stock of the Company.

On October 6, 2006, the Company entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, our current Chief Executive Officer, pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”). The Company has agreed to issue the Restricted Shares to him on the earlier to occur of (i) a change in control of the Company, (ii) his death or disability, (iii) six months after his termination of employment, or an unforeseen emergency or (iv) the first trading day of each calendar quarter in 2008 and 2009. The number of shares to be issued on each payment date will be the amount payable on the payment date divided by the share price.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATK has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” under Item 6 of our 10-KSB for the fiscal period ended October 1, 2006. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATK undertakes no obligation to release publicly the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. Our composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life and with several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its Houston facility during the third quarter of 2000. During 2006 this facility was relocated to a new leased facility and although it resumed production in December 2006, it did not operate at capacity in December. In August 2003, we purchased a 189,000 square foot facility on 40 acres of land near Marshall, Texas that operates two manufacturing lines. While the Company has approximately ten rail customers, sales to one customer represent the majority of our revenues.

Critical Accounting Policies

For a discussion of our critical accounting policies please refer to the section entitled Critical Accounting Policies, under Item 6 of our 10-KSB for the fiscal period ended October 1, 2006.

Results of Operations for the three months ended December 31, 2006 versus December 31, 2005

The net loss of $4,683,083 for the three months ended December 31, 2006 reflects a decrease of $930,841 from the net loss of $5,613,924 for the three months ended December 31, 2005. This decrease in net loss is primarily the result of (1) a decrease in the gross loss of $1,115,222, (2) an increase in selling, general and administrative expenses of $883,492, (3) no goodwill impairment charge during the current quarter compared to a charge of $1,511,358 in 2005, (4) increased depreciation and amortization of $40,120 and (5) an increase in other expense of $772,125 primarily related to the interest on the Debentures, debt discount and beneficial conversion amortization related to the Debentures and beneficial interest related to issuance of Common Stock for interest.

In the comparable period in 2005 the Company materially decreased production to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers.

Sales. Net sales for the three months ended December 31, 2006 and December 31, 2005 were $4,028,896 and $238,336, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall Facility and as a result of higher sales price per crosstie in 2006. In the comparable period in 2005 the Company materially decreased production to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers.

Gross Loss. During the three months ended December 31, 2006 and 2005, the sale of TieTek™ crossties resulted in a negative gross margin of $1,309,844 and $2,425,066, respectively, reflecting the small scale and labor-intensive nature of this activity, inefficiencies of production and increase in costs primarily at the Marshall Facility. In the comparable period in 2005 the Company materially decreased production to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers. The decrease in gross loss is primarily the result of a higher selling price of the Company’s crossties, reduction in warranty expense and a reduction in the cost of producing crossties offset by expenses related to the resumption of production at the Houston plant. Cost of products consists of raw materials, direct costs, including wages and benefits, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. The Company expects these expenses to increase in dollar amount, but decrease on a per tie produced basis, as the volume of tie production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,790,089 for the three months ended December 31, 2006 compared to $906,596 for the three months ended December 31, 2005. This overall increase in SG&A reflects primarily increases of $365,511 in wages and salaries, $254,038 in allowance for bad debts, $234,247 in compensation expense related to grant of employee options, repair and maintenance expenses and travel expenses, offset by decreases in legal and accounting fees and property taxes.

Goodwill. At December 31, 2005, the net goodwill balance was attributable to one reporting unit and was tested for impairment. Significant estimates used in the valuation included current market capitalization adjusted for thin trading volume, sales of unregistered securities to unrelated third parties, and analysis of the carrying value of the Company’s assets and liabilities. In 2005, based upon the impairment test performed, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. Accordingly, in 2005 an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books.

Depreciation and Amortization. Depreciation and amortization expenses were $371,965 for the three months ended December 31, 2006 compared to $331,845 for the three months ended December 31, 2005. This increase reflects primarily plant and equipment additions made subsequent to October 1, 2006.

Other Income (Expense). Total other expense was $1,211,185 for the three months ended December 31, 2006 as compared to $439,059 for the three months ended December 31, 2005. This increase is primarily attributable to interest expense on additional debt of $6,500,000 arising from the sale of the December Debentures and $332,354 in additional debt discount resulting from warrants issued and a beneficial conversion feature related to the issuance of the Debentures.

Liquidity and Capital Resources

For the three month period ended December 31, 2006, the Company used $2,667,464 in cash in its operations, reflecting primarily the net loss for the quarter of $4,683,083 adjusted for non-cash expenses, which were $2,080,533, and changes in operating assets and liabilities of $64,915 which were primarily attributable to (1) decreases in accounts receivable and accrued expenses and (2) increases in inventories, prepaid expenses and accounts payable. Accounts receivable declined significantly due to payments from customers and provision of $254,038 for doubtful accounts.

During the three month period ended December 31, 2006, investing activities used cash of $388,008. Our uses of cash consisted primarily of purchases of property, plant and equipment. During the same period in 2005, investing activities provided cash of $243,066, most of which was associated with the sale of investments in a unconsolidated subsidiary.

Net cash generated by financing activities during the three months ended December 31, 2006 was $324,267, consisting of net proceeds from an increase in a promissory note for the payment of insurance premiums. Net cash provided by financing activities during the three months ended December 31, 2005 was $288,466, due to an increase in a promissory note for the payment of insurance premiums.

As of December 31, 2006, NATK had a negative working capital balance of $2,986,920 and a cash balance of $1,514,195.

During the first three months of fiscal year 2007, negative cash flow from operations averaged approximately $889,155 per month. The Company has continued to incur operating losses and cash flow deficits in the second quarter of the fiscal year ending September 30, 2007, and it is anticipated that such losses and cash flow deficits will continue in the near future. The Company’s ability to: maintain adequate production volumes, prevent equipment failures that disrupt production, obtain raw materials at reasonable prices and collect accounts receivable in a timely manner materially impact liquidity. Failure to achieve any of the aforementioned factors would have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, the Company may have to continue to fund future cash needs through financing activities.

The Company plans to attempt to restructure or extend its existing debt, to raise additional capital to fund working capital needs, and to improve its current production capabilities at its Marshall Facility and the recently relocated Houston facility. There can be no assurances that the Company’s planned activities will be successful or that the Company will ultimately attain profitability. The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations and its ability to ultimately achieve adequate profitability and cash flows from operations. The lack of sufficient working capital at October 1, 2006 raised substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm’s report accompanying the consolidated financial statements for the fiscal period ended October 1, 2006 included an explanatory paragraph with respect to the risk. The Company’s ability to continue as a going concern remains in doubt as of the date of this filing.

Construction Loan. On August 6, 2003, the Company entered into an initial loan agreement for $2,100,000 in debt financing with Opus 5949 LLC (formerly Tie Investors LLC)(“Opus”), a company affiliated with Sponsor Investments, LLC (“Sponsor”), a major stockholder. In 2004, the Company entered into a construction loan (“Construction Loan”) with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning April 1, 2005. The Construction Loan note provided for interest at a variable rate of prime plus 500 basis points, which increased in March 2005 to prime plus 700 basis points and in December 2005 was reduced to 7% per annum at which it will remain until July 1, 2008. The Construction Loan is secured by the land and building of the Marshall Facility, and all tangible and intangible personal property owned by the Company and its subsidiaries, including but not limited to all intellectual property (including its patent rights). The Construction Loan agreement contains several representations made by the borrower, one of which is a representation that the Company will not install nor otherwise incorporate in the Marshall Facility any materials, equipment or fixtures under any conditional sales agreements or security agreement whereby the right is reserved or accrued to anyone to remove or repossess any such items.

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

During the three month period ended December 31, 2006 the Company issued a total of 803,221 shares of its Common Stock to Opus in payment of $250,444 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

During the three month period ended December 31, 2005 the Company issued a total of 551,628 shares of its Common Stock to Opus in payment of interest of $234,111 that had accrued for the period July 1, 2005 through September 30, 2005.

Subsequent to December 31, 2006, the Company issued 715,556 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2006 through December 31, 2006.

In January 2006, the Company issued 1,336,203 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2005 through December 31, 2005.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 31, 2006.

7% Convertible Debentures. In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures (the “July Debentures” and the “December Debentures”) accrue interest at 7% per annum and, as a result of an amendment dated September 15, 2006, are payable in full on July 1, 2008. Principal of the July and December Debentures (collectively the “Debentures”) is convertible, at any time, into shares of Common Stock of the Company at a current conversion price of $0.1985 and $0.15 per share, respectively, subject to adjustment for certain anti-dilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the debentures are outstanding, in shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of Company’s Common Stock (the “July Warrants” and the “December Warrants”), respectively. The July Warrants and the December Warrants have current exercise prices of $0.2115 and $0.18 per share, respectively, which in the case of the July Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

In accordance with generally accepted accounting principles, if on the date that the Debentures were issued the effective conversion prices were less than the Company’s stock price on that date, the difference is considered to be a beneficial conversion feature and is amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date. The Company has calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively. During the three month periods ended December 31, 2006 and December 31, 2005, the Company recognized $270,407 and $42,108, respectively, in interest expense related to the amortization of the beneficial conversion feature. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized.

The July Warrants have a three-year term ending on July 7, 2008, and the December Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. In accordance with generally accepted accounting principles, the Company allocates the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company has determined the value of the July Warrants and the December Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts are accounted for as a debt discount and are recognized as additional interest expense in the statement of operations during the period from date of issuance to the originally stated maturity date. During the three month periods ended December 31, 2006 and December 31, 2005, the Company recognized $270,407 and $166,352, respectively, in interest expense related to the amortization of the debt discount attributable to the July and December Warrants. As of December 31, 2006, the debt discount for the July and December Warrants was fully amortized.

During the three month period ended December 31, 2006 the Company issued a total of 1,225,787 shares of its Common Stock in payment of $205,722 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

During the three month period ended December 31, 2005 the Company issued a total of 380,051 shares of its Common Stock in payment of interest of $83,611 that had accrued for the period July 6, 2005 through September 30, 2005.

Subsequent to December 31, 2006, the Company issued 1,225,788 shares of its Common Stock in payment of interest of $205,722 that had accrued for the period October 1, 2006 through December 31, 2006.

In addition the Company recognized $223,303 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the quarter ended December 31, 2006.

In January 2006, the Company issued 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued for the period October 1, 2005 through December 31, 2005.

The Company was in compliance with the provisions of the Debentures and current on all interest payments as of December 31, 2006.

Common Stock. Under a Securities Purchase Agreement dated January 12, 2007 the Company agreed to issue 1,694,916 shares of its Common Stock at $0.295 per share (the “January Shares”) and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the shares securities were $500,000 and were received on January 12, 2007.

The warrants are exercisable at any time, in whole or in part, into shares of Common Stock at a price of $0.36 per share, subject to adjustment pursuant to antidilution provisions of the warrants. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

During September 2006, the Company issued warrants to purchase 9,322,034 shares of Common Stock (the “September Warrants”) in connection with the sale of 18,644, 068 shares of its Common Stock. Reference is made to the Form 8-K/A of the Company filed with the SEC on September 13, 2006 for the details of that transaction. The September Warrants have an exercise price of $0.36 per share and contain a provision requiring the exercise price to be reduced to the price of a subsequent issuance of securities, if the price at which such subsequent securities were issued is less than the exercise price of the September Warrants. The issuance of the January Shares resulted in the reduction of the exercise price of the September Warrants from $0.36 to $0.295 per share.

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

Under a Securities Purchase Agreement dated January 12, 2007 the Company agreed to issue the “January Shares and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007.

The warrants are exercisable at any time, in whole or in part, into shares of Common Stock at a price of $0.36 per share, subject to adjustment pursuant to antidilution provisions of the warrants. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

During September 2006, the Company issued the September Warrants in connection with the sale of 18,644,068 shares of its Common Stock. Reference is made to the Form 8-K/A of the Company filed with the SEC on September 13, 2006 for the details of that transaction. The September Warrants have an exercise price of $0.36 per share and contain a provision requiring the exercise price to be reduced to the price of a subsequent issuance of securities, if the price at which such subsequent securities were issued is less than the exercise price of the September Warrants. The issuance of the January Shares resulted in the reduction of the exercise price of the September Warrants from $0.36 to $0.295 per share.

The Company pays quarterly interest on its Construction Loan and its Debentures in shares of its Common Stock. In January 2007, the Company issued 1,941,344 shares of its Common Stock in payment of $456,167 of interest accrued under its Debentures and the Construction Loan.

The foregoing securities were offered and sold in private transactions in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

Item 6:	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Filed herewith

10.1	Securities Purchase Agreement dated January 12, 2007 between the Company and WD Partners I, LP	Filed herewith

10.2	Registration Rights Agreement dated January 12, 2007 between the Company and WD Partners I, LP	Filed herewith

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of Neal P. Kaufman, Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: February 13, 2006	/s/ Neal P. Kaufman
Neal P. Kaufman Chief Executive Officer

Date: February 13, 2006	/s/ Mahesh S. Shetty
Mahesh S. Shetty Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007

10.1	Securities Purchase Agreement dated January 12, 2007 between the Company and WD Partners I, LP

10.2	Registration Rights Agreement dated January 12, 2007 between the Company and WD Partners I, LP

31.1	Certification of Neal P. Kaufman, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Neal P. Kaufman, Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.