Form 10QSB
period 2007-04-01
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2007-05-16
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 183,442,835 common shares outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NOR TH AMERICAN TECHNOLOGIES GROUP, INC.

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits	29

SIGNATURES		30

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	April 1, 2007	October 1, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,370,993	$4,245,400
Accounts receivable, net of allowance of $50,000 and $0	1,019,849	1,355,242
Inventories	2,478,941	1,730,754
Prepaid expenses and other	234,046	—

Total Current Assets	6,103,829	7,331,396

Property and equipment, net	11,422,201	11,470,503

Patents and purchased technologies, less accumulated amortization of $1,090,839 and $1,033,156	1,010,782	1,055,793
Other assets	383,862	407,001

Total Other Assets	1,394,644	1,462,794

Total Assets	$18,920,674	$20,264,693

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,846,553	$2,452,357
Accrued expenses	2,041,426	2,151,611
Accrued warranty costs	2,535,767	2,007,554
Accrued interest	257,172	461,125
Note payable – insurance	195,598	—
Bridge loan, including $1,872,727 to related parties	2,000,000	—

Total Current Liabilities	10,876,516	7,072,647

7% convertible debentures, net of debt discount and beneficial conversion feature of $0 and $540,814, including $0 and $10,060,000 to related parties	—	10,959,186
Debt to Opus 5949 LLC, a related party	14,000,000	14,000,000

Total Liabilities	24,876,516	32,031,833

Commitments and Contingencies

Stockholders’ Deficit:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value per share, 54,040 and 54,364 shares issued and outstanding	8,773,684	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 182,555,425 and 100,749,898 shares issued and outstanding	182,555	100,749
Additional paid-in capital	99,154,686	84,045,162
Accumulated deficit	(114,066,767)	(104,726,801)

Total Stockholders’ Deficit	(5,955,842)	(11,767,140)

Total Liabilities and Stockholders’ Deficit	$18,920,674	$20,264,693

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2007	March 26, 2006	April 1, 2007	March 26, 2006
Net sales	$5,395,385	$1,919,296	$9,424,281	$2,157,632
Warranty expense	110,585	—	187,680	528,100
Cost of goods sold (exclusive of depreciation shown below)	6,628,765	2,967,611	11,890,410	5,102,913

Gross Loss	(1,343,965)	(1,048,315)	(2,653,809)	(3,473,381)

Selling, general and administrative expenses	566,106	1,022,541	2,356,195	1,929,137
Impairment of goodwill	—	—	—	1,511,358
Loss on debt conversion	1,730,358	—	1,730,358	—
Depreciation and amortization	380,902	368,142	752,867	699,987

Operating Loss	(4,021,331)	(2,438,998)	(7,493,229)	(7,613,863)

Interest income	10,329	4,143	27,026	5,965
Interest expense	(645,882)	(691,379)	(1,874,177)	(1,279,875)
Other	—	71,548	413	219,163

Total Other – net	(635,553)	(615,688)	(1,846,738)	(1,054,747)

Net Loss Available to Common Stockholders	$(4,656,884)	$(3,054,686)	$(9,339,967)	$(8,668,610)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.11)

Weighted Average Number of Common Shares Outstanding	127,041,232	77,665,367	114,798,585	77,079,519

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net loss	$(9,339,967)	$(8,668,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and beneficial conversion feature of debentures	540,814	494,521
Stock option and restricted stock compensation expense	(95,126)	250,781
Issuance of common stock for interest including imputed interest	1,513,116	657,609
Goodwill impairment	—	1,511,358
Loss on debt conversion	1,730,358	—
Provision for doubtful accounts	50,000	—
Depreciation and amortization	752,867	732,942
Net change in operating assets and liabilities:
Accounts receivable	285,393	501,334
Inventories	(748,187)	(1,066,468)
Prepaid expenses and other current assets	(234,046)	(455,230)
Other assets	15,352	(47,410)
Accounts payable and accrued expenses	1,286,927	(924,840)
Accrued warranty costs	528,213	472,479
Accrued interest	(203,953)	76,999

Net cash used in operating activities	(3,918,239)	(6,464,535)

Cash flows from investing activities:
Sale of investment in unconsolidated subsidiary	—	204,000
Purchases of patent and other assets	(12,672)	(14,317)
Purchase of property and equipment	(639,094)	(215,739)

Net cash used in investing activities	(651,766)	(26,056)

Cash flows from financing activities:
Proceeds from sale of common stock	500,000	—
Proceeds from debt, including $1,872,727 and $4,692,308 from related parties	2,000,000	5,000,000
Net proceeds from note payable – insurance	195,598	164,837

Net cash provided by financing activities	2,695,598	5,164,837

Net decrease in cash and cash equivalents	(1,874,407)	(1,325,754)

Cash and cash equivalents, beginning of period	4,245,400	2,492,098

Cash and cash equivalents, end of period	$2,370,993	$1,166,344

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for interest on debentures, including imputed interest	$1,012,227	$173,054
Common stock issued for conversion of debentures	11,500,000	—
Common stock issued for inducement of debenture conversion, including imputed interest	1,730,358	—
Common stock issued for interest on debt to Opus LLC, a related party	500,888	484,555

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) is engaged in the manufacturing and marketing of engineered composite railroad crossties through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”) and its subsidiary TieTek LLC (“TieTek”). The Company’s composite railroad crossties are a direct substitute for wood crossties, have a longer expected life than wood ties and several environmental advantages. TieTek manufactures crossties in two facilities, one in Marshall, Texas (“Marshall Facility”) and the other in Houston, Texas (“Houston Facility”). Since its resumption of production at its present location, the Houston Facility has operated on a limited basis.

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATK and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to present fairly the results of the interim periods, and all such adjustments, unless otherwise stated, are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the nine month period ended October 1, 2006 included in the Company’s Annual Report on Form 10-KSB. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended April 1, 2007 and March 26, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, and convertible preferred stock, convertible into an aggregate of 106,036,893 and 113,473,890 shares of Common Stock at April 1, 2007 and March 26, 2006 respectively.

On January 1, 2006 the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter. As a result of these changes, in 2006, the Company’s fiscal year ended on October 1, 2006. All references made here to the fiscal period ended October 1, 2006 shall mean the period from January 1, 2006 to October 1, 2006. The comparative prior year period presented in these financial statements is the second quarter ended March 26, 2006.

The Company intends to adopt the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.

NOTE 2—GOING CONCERN

During the six months ended April 1, 2007 the Company incurred a net loss of $9,339,967 and experienced a cash flow deficit, from its operations, in the amount of $3,918,239 (approximately $653,040 per month). As of April 1, 2007 the Company had a cash balance of $2,370,993 and a negative working capital balance of $4, 772,687. The Company is continuing to incur negative gross margins on its product sales, operating losses and cash flow deficits in the third quarter of the fiscal year ending September 30, 2007. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s immediate viability depends on its ability to obtain adequate sources of debt or equity funding to fund operating losses, fund working capital deficits, provide for capital improvements in order to maintain production capacity, repay the Bridge Loan of $2,000,000 due October 1, 2007 and repay $4,200,000 of the Construction Loan due July 1, 2008.

The Company’s ability to fund its working capital deficits, operating losses and debt obligations and to maintain adequate liquidity will depend on a number of factors not within its control, including the willingness of its customers to pay higher prices for its crossties and its ability to obtain raw materials at reasonable prices, and other factors such as increasing revenues by selling ties at profitable prices, significantly increasing production, and significantly reducing its costs. Because substantially all of the Company’s assets are encumbered and its credit ratings are low, management does not expect to be able to obtain additional debt financing from sources other than its present lender or one or more major shareholders. Unless the Company is able to secure sufficient additional financing from its present lender or one more of its major shareholders, management expects that its cash and cash equivalents will not be adequate to fund operations during the fourth quarter of its fiscal year ending September 30, 2007. There can be no assurance that the Company will be able to secure such financing or that such financing, if secured, will be sufficient to enable it to maintain adequate liquidity.

Management is engaged in discussions with Opus 5949 LLC (“Opus”), the lender under the Company’s $14,000,000 construction loan (“Construction Loan”) and its affiliates and with other large shareholders for the purposes of obtaining financing, but as of the date of this report the Company has no commitments to provide any such financing and it is uncertain such financing will be obtained from any source.

The current lack of sufficient working capital, continuing operating losses and continuing cash flow deficits raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm’s report accompanying the consolidated financial statements for the fiscal period ended October 1, 2006 also included an explanatory paragraph with respect to these risks.

The Company’s consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, its consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should it be unable to continue as a going concern.

NOTE 3—INVENTORIES

Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market:

	April 1, 2007	October 1, 2006
Raw materials (1)	$2,222,355	$1,613,176
Finished goods	256,586	117,578

Total	$2,478,941	$1,730,754

(1)	Raw materials include $1,097,780 of returned ties and ties that did not meet the Company’s or customers’ quality standards, which ties will be reprocessed as raw material in the crosstie manufacturing process.

NOTE 4 —PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	April 1, 2007	October 1, 2006
Machinery and equipment	$13,080,457	$12,491,391
Building and land	2,372,274	2,348,943
Furniture, fixtures and other	293,577	266,880

Total property and equipment (1)	15,746,308	15,107,214

Less accumulated depreciation	(4,324,107)	(3,636,711)

Total property and equipment, net	$11,422,201	$11,470,503

(1)	The total property and equipment includes $2,685,441 located at the Houston Facility.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the six months ended April 1, 2007 and March 26, 2006:

	Six Months Ended
	April 1, 2007	March 26, 2006
Balance at beginning of period	$2,007,554	$—
Accrual for warranty	187,680	838,930
Product returns to raw material inventory	470,322	—
Warranty costs incurred	(129,789)	(139,851)

Balance at end of period	$2,535,767	$699,079

While the Company generally has no contractual warranty obligation to replace ties, it may from time to time replace ties that are damaged during the installation process or do not meet customer’s quality standards. Therefore, the Company records a warranty provision, based on revenues. During the six months ended April 1 2007, the Company recorded an additional provision of $470,322 for ties that were returned. The provision is reviewed periodically to reflect actual experience.

Also, as an accommodation to certain customers the Company may agree to replace some crossties under limited or unusual circumstances. Under these circumstances, a provision for estimated future costs is recorded in the period in which such costs become probable.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000, of which $4,200,000 has been deferred to and is payable on July 1, 2008. The amended Construction Loan note provides for interest at the rate of 7% per annum until July 1, 2008 after which the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock. Through April 1, 2007 the Company has paid all interest in shares of Common Stock.

The Construction Loan is secured by the land and building of the Marshall Facility and all tangible and intangible personal property owned by the Company and its subsidiaries, including but not limited to all intellectual property (including its patent rights).

The Construction Loan agreement contains several representations made by the borrower, one of which is a representation that the Company will not install nor otherwise incorporate in the Marshall Facility any materials, equipment or fixtures under any conditional sales agreements or security agreements under which a party has the right to remove or repossess any such items.

The following table sets forth the shares of Common Stock that were issued to Opus in payment of interest.

	During the Period Ended April 1, 2007			During the Period Ended March 26, 2006
	Three Months	Six Months	Subsequent to April 1, 2007	Three Months	Six Months
Accrual Period	October 1 thru December 31, 2006	July 1 thru December 31, 2006	January 1, thru March 31, 2007	October 1 thru December 31, 2005	July 1 thru December 31, 2005
Interest at 7%	$250,444	$500,888	$245,000	$250,444	$484,555
Shares Issued	715,556	1,518,777	887,411	1,336,203	1,887,831

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of April 1, 2007 and the date of this report.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly, with the accrued interest and principal due upon the earlier of October 31, 2007 or the date on which the Company receives funding of a financing for a minimum of $2,000,000.

7% Convertible Debentures

Effective as of March 7, 2007, the Company and all of the holders (“Holders”) of the Company’s 7% Convertible Subordinated Debentures, due July 1, 2008 (“Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment (“Conversion Agreement”) pursuant to which each Holder agreed to convert all of its Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 68,522,250 shares of Common Stock (“Conversion Shares”) to the Holders of the Debentures. Of the 68,522,250 shares of Common Stock issued, 25,188,917 shares were issued to the Holders of the Debentures for the principal amount of $5,000,000 (“July Debentures”), at a conversion rate of $0.1985 (adjusted from the original conversion rate pursuant to the antidilution provision of the July Debentures) and 43,333,333 shares were issued to the Holders of the Debentures for the principal amount of $6,500,000 (“December Debentures”), at a conversion rate of $0.15.

As consideration for the Holders’ agreement to convert the Debentures prior to their maturity, the Company agreed to pay the Holders the interest that the Debentures would have earned if they had been held through maturity. Accordingly, the Company recorded debt conversion expense of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 and $654,789 in imputed interest (the product of the market value of the Common Stock of $0.287 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008).

Under the terms of the Conversion Agreement, the Company is obligated to issue additional shares of Common Stock to the Holders if, in connection with any financing of no less than $11.6 million, it sells or grants any option to purchase, or otherwise disposes of or issues, any Common Stock or Common Stock equivalents. If the price of any security issued in such financing entitles the acquirer to acquire shares of Common Stock at a price per share less than the conversion price of the respective Debentures (such lower price, the “Base Price”), then upon consummation of such financing, the Company will issue to the Holders, pro rata, the number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock received pursuant to the Conversion Agreement and (ii) the number of shares of Common Stock to which the Holders would have been entitled if the conversion price of the Debentures on the date of the Agreement had been equal to the Base Price.

Prior to the conversion of the Debentures on March 7, 2007, the Debentures accrued interest at 7% per annum, which interest was payable on October 1, January 1, April 1 and July 1, only in shares of Common Stock, valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment was due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of the Company’s Common Stock (the “July Warrants” and the “December Warrants”), respectively. The July Warrants and the December Warrants have current exercise prices of $0.2115 and $0.18 per share, respectively, which in the case of the July Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

On the date that the Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and was being amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date. The Company calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively.

For the three months and six months ended April 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of the beneficial conversion feature. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized. For the three months and six months ended March 26, 2006 the Company recognized $18,478 and $184,830, respectively, in interest expense related to the amortization of debt discount

The July Warrants have a three-year term ending on July 7, 2008, and the December Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July Warrants and the December Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts were accounted for as a debt discount and were amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date.

For the three months and six months ended April 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of debt discount. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized. For the three months and six months ended March 26, 2006 the Company recognized $267,583 and $309,691 in interest expense related to the amortization of debt discount, respectively.

During the three months ended April 1, 2007 the Company issued a total of 2,105,157 shares of its Common Stock in payment of interest of $353,305 that had accrued for the period October 1, 2006 to March 7, 2007.

In addition the Company recognized $229,897 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period October 1, 2006 to March 7, 2007.

During the three months ended March 26, 2006 the Company issued a total of 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued for the period October 1, 2005 through December 31, 2005.

During the six months ended April 1, 2007 the Company issued a total of 3,330,944 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 to March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 to March 7, 2007.

During the six months ended March 26, 2006 the Company issued a total of 857,265 shares of its Common Stock in payment of interest of $173,055 that had accrued for the period July 1, 2005 through December 31, 2005.

In March 2007 the Company issued 29,906 shares to the Debenture Holders to correct the calculation of the number of shares of Common Stock that should have been issued to the Holders for interest accrued during the period January 1, 2006 to March 31, 2006.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

The Company has warrants outstanding to purchase 36,454,667 shares that were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.15 to $3.85, and expire, if unexercised, between 2007 and 2011.

Future Issuances of Common Stock

At April 1, 2007 the Company had Common Stock reserved for future issuance as follows:

Shares
Warrants outstanding	36,454,667
Stock options outstanding	9,821,111
Convertible Preferred Stock and related warrants outstanding	58,516,671
Restricted Stock (1)	1,244,444

Total	106,036,893

(1)	Prior to his resignation on April 5, 2007 (described in Note 11 below), the Company had entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, its then Chief Executive Officer, pursuant to which it was obligated to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”) six months following his termination of employment. As of April 5, 2007 his right to receive $336,000 in shares had vested. The number of shares to be issued on the date that is six months after April 5, 2007 will be $336,000 divided by the share price on that date. At the market price of $0.27 per share as of March 30, 2007, 1,244,444 shares would be issuable to Mr. Kaufman.

Common Stock

As of April 1, 2007 the Company had authorized 250,000,000 shares and had issued and outstanding 182,555,425 shares of Common Stock. At the annual meeting of shareholders the Company’s Common and Preferred shareholders voted to increase to 500,000,000 the number of authorized shares of Common Stock. The increase will become effective upon the filing with the Secretary of State of Delaware of a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation.

In January 2007, the Company issued 715,556 shares of its Common Stock in payment of interest of $250,444 that had accrued on the Construction Loan from October 1, 2006 to December 31, 2006.

In January 2007, the Company issued to the Holders of the Debentures, 1,225,788 shares of its Common Stock in payment of interest of $205,722 that had accrued on the Debentures from October 1, 2006 to December 31, 2006.

Under a Securities Purchase Agreement dated January 12, 2007, the Company agreed to issue to an informed accredited investor 1,694,916 shares of its Common Stock at $0.295 per share and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007. The warrants are exercisable at any time, in whole or in part, into shares of Common Stock at a price of $0.36 per share, subject to adjustment pursuant to antidilution provisions of the warrants. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

In February 2007, pursuant to the terms of the conversion provisions of the Series CC Preferred Stock, the Company issued 300,000 shares of Common Stock upon the conversion of 324 shares of the Company’s Series CC Preferred Stock to Common Stock.

In March 2007, the Company issued 75,810,353 shares of its Common Stock to the Debenture Holders upon the conversion of the Debentures in the principal amount of $11,500,000 and in payment of $1,223,153 of interest for the period from January 1, 2007 through July 7, 2008.

In March 2007, the Company issued 29,906 shares to the Debenture Holders to correct the calculation of the number of shares of Common Stock that should have been issued to the Holders for interest accrued during the period from January 1, 2006 to March 31, 2006.

Employee Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company’s Financial Statements as of and for the six months ended April 1, 2007 and the six months ended March 26, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended April 1, 2007 was $(329,373) and $(95,126), respectively primarily due to a reversal of previously recognized compensation expense in the amount of $384,178 for stock-based compensation expense associated with employees whose stock options had not vested as of the date of the employees’ separation of employment with the Company and which amount exceeded the estimate of possible forfeitures included in the original valuation. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended March 26, 2006 was $250,781 during each period.

For options granted, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model is based on the historical volatility of the Company’s stock price for the estimated term through the date of the option grant. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the date of grant. The following are the assumptions used in the Black-Scholes valuation model for the periods indicated:

	Six months ended April 1, 2007	Six months ended March 26, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	5%	4%
Expected volatility	137% - 269%	137%
Expected life (in years)	5-10	5-10
Expected forfeiture rate	5%	5%
Weighted average fair value of options granted during the period	$0.35	$0.23

As of April 1, 2007, the Company has approximately $698,514 of unrecognized compensation cost related to non-vested stock options which amount is being recognized over a period of three years from the date of the individual grant.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Prior to his resignation on April 5, 2007 (described in Note 11), Mr. Neal Kaufman, the Company’s former chief executive officer, was employed under the terms of a three year employment agreement (“Employment Agreement”) that was effective on January 1, 2006. Under the Employment Agreement Mr. Kaufman was granted options to purchase 4,800,000 shares of Common Stock. As of April 5, 2007, options to purchase 2,400,000 shares of Common Stock with an exercise price of $0.18 were vested and are exercisable at any time prior to August 31, 2007, and options to purchase 2,400,000 shares of Common Stock with an exercise price of $0.30 had not vested and expired.

On October 6, 2006, Mr. Kaufman was granted options to purchase 4,200,000 shares of Common Stock with an exercise price of $0.34 per share. As of April 5, 2007, options to purchase 2,100,000 shares of Common Stock were vested and are exercisable at any time prior to August 31, 2007, and options to purchase 2,100,000 shares of Common Stock had not vested and expired. Under the terms of a Stock Compensation Plan, the Company was obligated to issue to Mr. Kaufman $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”) upon the occurrence of certain events. As of April 5, 2007 Mr. Kaufman’s right to receive $336,000 in shares had vested and because of Mr. Kaufman’s resignation, his right to receive $84,000 worth of shares did not vest. The number of shares to be issued in payment of the $336,000 shall be such amount divided by the share price on the date that is six months following the date of his termination of employment with the Company. Substantially all of the compensation expense related to the vested Restricted Shares had been amortized to expense as of October 1, 2006.

NOTE 9—MAJOR CUSTOMERS

For the six months ended April 1, 2007 and March 26, 2006 the Company had sales to one major customer that represented approximately 90% and approximately 75%, respectively, of total sales. As of April 1, 2007 approximately 86% of its accounts receivable were due from one major customer.

NOTE 10 – RELATED PARTY TRANSACTIONS

See Note 6 for a description of transactions with parties who beneficially own more than 5% of the Company’s stock under the Construction Loan and the Debentures. Opus, the lender under the Construction Loan, and Sponsor Investments, LLC (“Sponsor”), Crestview Capital Master, LLC (“Crestview”) Midsummer Investment, Ltd. (“Midsummer”) and Islandia, LP (“Islandia”), all Holders of the Debentures are related parties.

Portions of the Bridge Loan, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles Investments, Inc., an affiliate of Sponsor, $1,174,224; Crestview, $299,513; Midsummer, $285,354 and Islandia, $113,636.

See Note 8 for a description of the related party transaction with the Company’s former chief executive officer, Mr. Neal Kaufman.

NOTE 11 – MATERIAL SUBSEQUENT EVENTS

On April 5, 2007 the Company and Mr. Neal Kaufman entered into a Severance and Release Agreement, under which his employment with the Company and its affiliates was terminated. Under the terms of the Severance and Release Agreement Mr. Kaufman is to be paid his regular monthly salary through August 31, 2007. For a period of 90 days following May 31, 2007, Mr. Kaufman is entitled to exercise stock options that had vested as of April 5, 2007.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Overview

We sell composite railroad crossties through our wholly-owned subsidiary TieTek Technologies, Inc (“TTT”), and its subsidiary TieTek (“LLC”). Our engineered composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life than a wood tie and several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its Houston Facility during the third quarter of 2000. During 2006 this facility was relocated to another leased facility and although it resumed production in December 2006, through the date of this report it has not manufactured a sufficient number of ties to cover its fixed cost of operation. It is highly likely that this facility will be idled in the near future until a sufficient number of sales orders, at prices that will produce a profit, can be obtained. In August 2003, we purchased an existing 189,000 square foot facility on 40 acres of land near Marshall, Texas that now operates two manufacturing lines. While the Company has approximately ten rail customers, sales to one customer represent approximately 90% of our revenues.

Critical Accounting Policies

The accompanying consolidated financial statements include the accounts of NATK and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Certain of these judgments and estimates may be materially affected by the outcome of the uncertainty of the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets - We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

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

Concentration of Credit Risk – Credit risk is limited to accounts receivable from customers at April 1, 2007. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of April 1, 2007 approximately 86% of its accounts receivable were due from one major customer.

Warranty Reserve – The Company generally has no contractual warranty obligation but it may encounter future instances of return and replacement of ties. Therefore, the Company records a provision based on revenues and this provision is reviewed periodically to reflect actual warranty experience.

Additionally, as an accommodation to customers the Company may agree to replace, under limited or unusual circumstances, some crossties. Under these circumstances, a provision for estimated future costs is recorded in the period in which such costs become probable.

Results of Operations for the three months ended April 1, 2007 versus March 26, 2006

The net loss of $4,656,884 for the three months ended April 1, 2007 reflects an increase of $1,602,198 from the net loss of $3,054,686 for the three months ended March 26, 2006. This increase in net loss is primarily due to the debt conversion loss of $1,730,358 resulting from the conversion of the Debentures, and increase in the gross loss of $295,650, offset by a decrease in selling, general and administrative expenses of $456,435 primarily due to reversal of stock option compensation expense related to terminated employees.

Sales. Net sales for the three months ended April 1, 2007 and March 26, 2006 were $5,395,385 and $1,919,296, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall Facility.

Gross Loss. During the three months ended April 1, 2007 and March 26, 2006, the sale of TieTek™ crossties resulted in a negative gross margin of $1,343,965 and $1,048,315, respectively, reflecting the inefficiencies of production and the inability of the Company to obtain higher selling prices for ties. The increase in gross loss is primarily the result of increase in warranty expense and increase in expenses related to the resumption of production at the Houston Facility, offset by increased production of cross ties and a reduction in the cost of producing crossties. Cost of goods sold consists of raw materials including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. The Company expects these costs to increase in dollar amount, but decrease on a per tie produced basis, if the volume of tie production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $566,106 for the three months ended April 1, 2007 compared to $1,022,541 for the three months ended March 26, 2006. This overall decrease in SG&A reflects primarily increases of $336,200 in wages and salaries and $85,873 in legal and accounting fees, offset by decreases of (1) $150,051 in allowance for bad debts primarily due to the reversal of previously recorded bad debt allowance arising from the favorable resolution of a claim with a customer, (2) $152,126 in marketing expenses and (3) $580,154 in stock option compensation expense due to reversal of $384,178 of stock option compensation expense that had been recognized in prior periods compared to the expense of $250,781 in the same period last year.

Loss on Debt Conversion. As consideration for the Holders’ agreement to convert the Debentures prior to their maturity, the Company agreed to pay the Holders the interest that the Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the Holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $0.287 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008). The Company did not record any loss on debt conversion for the three months ended March 26, 2006.

Depreciation and Amortization. Depreciation and amortization expenses were $380,902 for the three months ended April 1, 2007 compared to $368,142 for the three months ended March 26, 2006. This increase reflects primarily plant and equipment additions made subsequent to January 1, 2007.

Other Income (Expense). Total other expense was $635,553 for the three months ended April 1, 2007 as compared to $615,688 for the three months ended March 26, 2006. This increase is primarily attributable to recognition of imputed interest and additional interest expense.

Results of Operations for the six months ended April 1, 2007 versus March 26, 2006

The net loss of $9,339,967 for the six months ended April 1, 2007 reflects an increase of $671,357 from the net loss of $8,668,610 for the six months ended March 26, 2006. This increase in net loss is primarily the result of a decrease in the gross loss of $819,572 and no goodwill charge during the current period compared to a charge of $1,511,358 during the comparable period in the previous year, offset by (1) an increase in selling, general and administrative expenses of $427,058, (2) increased depreciation and amortization of $52,880 (3) debt conversion cost of $1,730,358 resulting from the conversion of the Debentures and (4) an increase in other expense of $791,991 due to interest expense on increased debt, recognition of imputed interest resulting from the payment of interest payment in shares to Debenture holders and debt discount and beneficial conversion amortization related to the Debentures.

Sales. Net sales for the six months ended April 1, 2007 and March 26, 2006 were $9,424,281 and $2,157,632, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall Facility.

Gross Loss. During the six months ended April 1, 2007 and March 26, 2006, the sale of TieTek™ crossties resulted in a negative gross margin of $2,653,809 and $3,473,381, respectively, reflecting the inefficiencies of production and the inability of the Company to obtain higher selling prices for ties. In the comparable period in 2006 we materially decreased production to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers. The decrease in gross loss is primarily the result of increased production of crossties and a reduction in the cost of producing crossties and a reduction in warranty expense, offset by expenses related to the resumption of production at the Houston Facility. Cost of goods sold consists of raw materials including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The Company expects these costs to increase in dollar amount, but decrease on a per tie produced basis, if the volume of tie production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $2,356,195 for the six months ended April 1, 2007 compared to $1,929,137 for the six months ended March 26, 2006. This overall increase in SG&A reflects primarily increases of $721,786 in wages and salaries, $75,194 in legal, professional and accounting fees, $161,146 in travel, office and employee expenses and $103,987 in allowance for bad debts, offset by decreases of $122,544 in insurance and property taxes $131,080 in marketing expense and $345,907 in compensation expense related to reversal of stock option compensation expense for terminated employees that had been recognized in prior periods.

Goodwill Impairment. During the six months ended March 26, 2006, based upon an impairment test, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. Accordingly, in 2005 an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books. There was no goodwill impairment adjustment during the six months ended April 1, 2007.

Loss on Debt Conversion As consideration for the Holders’ agreement to convert the Debentures prior to their maturity, the Company agreed to pay the Holders the interest that the Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the Holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $0.287 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008). The Company did not record any loss on debt conversion for the six months ended March 26, 2006.

Depreciation and Amortization. Depreciation and amortization expenses were $752,867 for the six months ended April 1, 2007 compared to $699,987 for the six months ended March 26, 2006. This increase reflects primarily plant and equipment additions made subsequent to October 1, 2006.

Other Income (Expense). Total other expense was $1,846,738 for the six months ended April 1, 2007 as compared to $1,054,747 for the six months ended March 26, 2006. This increase is primarily due to the recognition of $453,200 in imputed interest resulting from the payment of interest to Debenture Holders, increase in interest expense due to higher debt balance, amortization of debt discount and beneficial conversion related to the Debentures and a decrease in other income because there was no sale of investments during the six months ended April 1, 2007 compared to a sale of $204,000 of investments during the period ended March 26, 2006.

Liquidity and Capital Resources

During the six months ended April 1, 2007 we incurred a net loss of $9,339,967 and experienced a cash flow deficit, from our operations, in the amount of $3,918,239 (approximately $653,040 per month). As of April 1, 2007 we had a cash balance of $2,370,993 and a negative working capital balance of $4, 772,687. We are continuing to incur negative gross margins on its product sales, operating losses and cash flow deficits in the third quarter of the fiscal year ending September 30, 2007. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

Our immediate viability depends on our ability to obtain adequate sources of debt or equity funding to fund operating losses, fund working capital deficits, provide for capital improvements in order to maintain production capacity, repay the Bridge Loan of $2,000,000 due October 1, 2007 and repay $4,200,000 of the Construction Loan due July 1, 2008.

Our ability to fund working capital deficits, operating losses and debt obligations and to maintain adequate liquidity will depend on a number of factors not within our control, including the willingness of our customers to pay higher prices for its crossties and our ability to obtain raw materials at reasonable prices, and other factors such as increasing revenues by selling ties at profitable prices, significantly increasing production, and significantly reducing our costs. Because substantially all of our assets are encumbered and our credit ratings are low, our management does not expect to be able to obtain additional debt financing from sources other than our present lender or one or more major shareholders. Unless we are able to secure sufficient additional financing from our present lender or one more of our major shareholders, our management expects that our cash and cash equivalents will not be adequate to fund operations during the fourth quarter of the fiscal year ending September 30, 2007. There can be no assurance that we will be able to secure such financing or that such financing, if secured, will be sufficient to enable it to maintain adequate liquidity.

Our management is engaged in discussions with Opus 5949 LLC (“Opus”), the lender under the $14,000,000 construction loan (“Construction Loan”) and its affiliates and with other large shareholders for the purposes of obtaining financing, but as of the date of this report we have no commitments to provide any such financing and we are uncertain such financing will be obtained from any source.

The current lack of sufficient working capital, continuing operating losses and continuing cash flow deficits raises substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm’s report accompanying the consolidated financial statements for the fiscal period ended October 1, 2006 also included an explanatory paragraph with respect to these risks.

Our consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Construction Loan. In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000, of which $4,200,000 have been deferred to and are payable on July 1, 2008. An amendment to the Construction Loan note provides for interest at the rate of 7% per annum until July 1, 2008, after which the interest reverts to 700 basis points over the prime rate.

The Construction Loan is secured by the land and building of the Marshall Facility, and all tangible and intangible personal property owned by the Company and its subsidiaries, including but not limited to all intellectual property (including its patent rights).

The Construction Loan agreement contains several representations made by the borrower, one of which is a representation that the Company will not install nor otherwise incorporate in the Marshall Facility any materials, equipment or fixtures under any conditional sales agreements or security agreements under which a party has the right to remove or repossess any such items.

The following table sets forth the shares of Common Stock that were issued to Opus in payment of interest.

	During the Period Ended April 1, 2007		Subsequent to April 1, 2007	During the Period Ended March 26, 2006
	Three Months	Six Months		Three Months	Six Months
Accrual Period	October 1 thru December 31, 2006	July 1 thru December 31, 2006	January 1, thru March 31, 2007	October 1 thru December 31, 2005	July 1 thru December 31, 2005
Interest at 7%	$250,444	$500,888	$245,000	$250,444	$484,555
Shares Issued	715,556	1,518,777	887,411	1,336,203	1,887,831

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of April 1, 2007 and as of the date of this report.

7% Convertible Debentures. Effective as of March 7, 2007, the Company and all of the Holders of the Company’s Debentures, the terms of which are described below, entered into a Conversion Agreement pursuant to which each Holder agreed to convert all of its Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 68,522,250 Conversion Shares to the Holders of the Debentures. Of the 68,522,250 shares of Common Stock issued, 25,188,917 shares were issued to the Holders of the July Debentures, at a conversion rate of $0.1985 (adjusted from the original conversion rate pursuant to the antidilution provision of the Debentures) and 43,333,333 shares were issued to the Holders of the December Debentures, at a conversion rate of $0.15.

As consideration for the Holders’ agreement to convert the Debentures prior to their maturity, the Company agreed to pay the Holders the interest that the Debentures would have earned if they had been held through maturity. Accordingly, the Company recorded debt conversion expense of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the Holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $0.287 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008).

Under the terms of the Conversion Agreement the Company is obligated to issue additional shares of Common Stock to the Holders if, in connection with any financing of no less than $11.6 million, it sells or grants any option to purchase, or otherwise disposes of or issues, any Common Stock or Common Stock equivalents. If the price of any security issued in such financing entitles the acquirer to acquire shares of Common Stock at a price per share less than the conversion price of the respective Debentures (such lower price, the “Base Price”), then upon consummation of such financing, the Company will issue to the Holders, pro rata, the number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock received pursuant to the Agreement and (ii) the number of shares of Common Stock to which the Holders would have been entitled if the conversion price of the Debentures on the date of the Agreement had been equal to the Base Price.

Prior to the conversion of the Debentures on March 7, 2007, the Debentures accrued interest at 7% per annum, which interest was payable on October 1, January 1, April 1 and July 1, only in shares of Common Stock, valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment was due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of the Company’s Common Stock (the “July Warrants” and the “December Warrants”), respectively. The July Warrants and the December Warrants have current exercise prices of $0.2115 and $0.18 per share, respectively, which in the case of the July Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

On the date that the Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and was being amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date. The Company calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively.

For the three months and six months ended April 1, 2007 the Company recognized $0 and $270,407 in interest expense related to the amortization of the beneficial conversion feature. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized. For the three months and six months ended March 26, 2006 the Company recognized $18,478 and $184,830 in interest expense related to the amortization of debt discount

The July Warrants have a three-year term ending on July 7, 2008, and the December Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July Warrants and the December Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts were accounted for as a debt discount and were amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date.

For the three months and six months ended April 1, 2007 the Company recognized $0 and $270,407 in interest expense related to the amortization of debt discount. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized. For the three months and six months ended March 26, 2006 the Company recognized $267,583 and $309,691 in interest expense related to the amortization of debt discount

During the three months ended April 1, 2007 the Company issued a total of 2,105,157 shares of its Common Stock in payment of interest of $353,305 that had accrued for the period October 1, 2006 to March 7, 2007.

In addition the Company recognized $229,897 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period October 1, 2006 to March 7, 2007.

During the three months ended March 26, 2006 the Company issued a total of 477,214 shares of its Common Stock in payment of interest of $89,444 that had accrued for the period October 1, 2005 through December 31, 2005.

During the six months ended April 1, 2007 the Company issued a total of 3,330,944 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 to March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 to March 7, 2007.

During the six months ended March 26, 2006 the Company issued a total of 857,265 shares of its Common Stock in payment of interest of $173,055 that had accrued for the period July 1, 2005 through December 31, 2005.

In March 2007, the Company issued 29,906 shares to the Debenture Holders to correct the calculation of the number of shares of Common Stock that should have been issued to the Holders for interest accrued during the period January 1, 2006 to March 1, 2006.

Bridge Loan. Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly, with the accrued interest and principal due upon the earlier to occur of October 31, 2007 or the date on which the Company receives funding of a financing for a minimum of $2,000,000.

Common Stock. (1) Under a Securities Purchase Agreement dated January 12, 2007 the Company issued to an informed accredited investor 1,694,916 shares of its Common Stock at $0.295 per share and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007.

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

(2) In January 2007, the Company issued to the Holders of the Debentures, 1,225,788 shares of its Common Stock in payment of interest of $205,722 that had accrued on the Debentures from October 1, 2006 to December 31, 2006.

(3) The Company issued 715,556 shares of its Common Stock in payment of interest of $250,444 on the Construction Loan that had accrued from October 1, 2006 to December 31, 2006.

(4) In February 2007, the Company issued 300,000 shares of Common Stock upon the conversion of 324 shares of the Company’s Series CC Preferred Stock to Common Stock.

(5) In connection with the conversion of the Debentures on March 7, 2007, and the payment of interest from January 1, 2007 to July 1, 2008, the Company recorded the issuance of 75,810,353 shares of its Common Stock.

(6) In March 2007, the Company issued 29,906 shares to the Debenture Holders to correct the calculation of the number of shares of Common Stock that should have been issued to the Holders of the Debentures for interest accrued from January 1, 2006 to March 31, 2006.

Subsequent Events

On April 5, 2007 the Company and Mr. Neal Kaufman entered into a Severance and Release Agreement under which the Employment Agreement that was effective January 1, 2006 and his employment with the Company and its affiliates was terminated. Under the terms of the Severance and Release Agreement Mr. Kaufman is to be paid his regular monthly salary through August 31, 2007.

Subsequent to April 1, 2007 the Company issued 887,411 shares of its Common Stock to Opus in payment of $245,411 of interest for the period January 1, 2007 to March 31, 2007.

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

Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Under a Securities Purchase Agreement dated January 12, 2007 the Company issued to an informed accredited investor 1,694,916 shares of its Common Stock at $0.295 per share and warrants to purchase up to 847,458 shares of Common Stock at $0.36 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007.

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

In February 2007, pursuant to the terms of the conversion provisions of the Series CC Preferred Stock, the Company issued 300,000 shares of Common Stock upon the conversion of 324 shares of the Company’s Series CC Preferred Stock to Common Stock.

In connection with the conversion of the Debentures on March 7, 2007 and in connection with the payment of interest from January 1, 2007 to July 1, 2008 on the Debentures, the Company recorded as issued 75,810,353 shares of its Common Stock.

In March 2007, the Company issued 29,906 shares to the Debenture Holders to correct the calculation of the number of shares of Common Stock that should have been issued to the Holders of the Debentures for interest accrued during the period from January 1, 2006 to March 31, 2006.

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

Item 4:	Submission of Matters to a Vote of Security Holders

On March 8, 2007 the Company held its annual meeting of shareholders at which the following matters were voted upon:

Summary of Matters and Votes Cast
Matter	For	Against or Withheld	Abstentions or Non-votes
Election of two Class I Directors
Richard J. Guiltinan	99,476,080	2,069,141	—
Kenneth Z. Scott	99,476,080	2,069,141	—
An amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 from 250,000,000	98,123,872	3,322,437	98,912
Ratification of appointment of KBA Group, LLP as independent auditors	97,311,265	1,932,045	50,325

Item 6:	Exhibits

Exhibit No.	Description of Exhibit	Manner of Filing
10.1	Form of Conversion Agreement and Amendment dated March 7, 2007 between the Company and the holders of the Company’s 7% Convertible Debentures	Filed herewith

10.2	Form of Promissory Notes issued March 7, 2007 in the aggregate principal amount of $2,000,000	Filed herewith

31.1	Certification of John T. Corcia, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification of John T. Corcia, Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: May 16, 2007	/s/ John T. Corcia
John T. Corcia Chief Executive Officer

Date: May 16, 2007	/s/ Mahesh S. Shetty
Mahesh S. Shetty Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Conversion Agreement and Amendment dated March 7, 2007 between the Company and the holders of the Company’s 7% Convertible Debentures

10.2	Form of Promissory Note issued March 7, 2007 in the aggregate principal amount of $2,000,000

31.1	Certification of John T. Corcia President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of John T. Corcia, Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.