Form 10QSB
period 2007-07-01
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2007-08-15
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 184,745,200 common shares outstanding as of August 15, 2007.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	July 1, 2007	October 1, 2006
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,582,536	$4,245,400
Accounts receivable, net of allowance of $50,000 and $0	561,005	1,355,242
Inventories	2,135,009	1,730,754
Prepaid expenses and other	116,228	—

Total Current Assets	4,394,778	7,331,396

Property and equipment, net	11,007,278	11,470,503
Patents and purchased technologies, less accumulated amortization of $1,119,904 and $1,033,156	988,801	1,055,793
Other assets	372,292	407,001

Total Other Assets	1,361,093	1,462,794

Total Assets	$16,763,149	$20,264,693

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,357,717	$2,452,357
Accrued expenses	1,979,647	2,151,611
Accrued warranty costs	2,518,631	2,007,554
Accrued interest	294,891	461,125
Note payable – insurance	39,758	—

Total Current Liabilities	8,190,644	7,072,647

Bridge loan, including $1,872,727 to related parties	2,000,000	—
Debt to Opus 5949 LLC, a related party	14,000,000	14,000,000
7% convertible debentures, net of debt discount and beneficial conversion feature of $0 and $540,814, including $0 and $10,060,000 to related parties	—	10,959,186

Total Liabilities	24,190,644	32,031,833

Commitments and Contingencies
Stockholders’ Deficit:
Convertible Preferred Stock, 20,000,000 shares authorized; Series CC $1,000 stated value per share, 54,040 and 54,364 shares issued and outstanding	8,773,684	8,813,750
Common Stock, $.001 par value, 250,000,000 shares authorized; 183,442,837 and 100,749,898 shares issued and outstanding	183,443	100,749
Additional paid-in capital	99,474,088	84,045,162
Accumulated deficit	(115,858,710)	(104,726,801)

Total Stockholders’ Deficit	(7,427,495)	(11,767,140)

Total Liabilities and Stockholders’ Deficit	$16,763,149	$20,264,693

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net sales	$5,753,126	$4,453,305	$15,177,407	$6,610,937
Warranty expense	106,235	—	293,915	528,100
Cost of goods sold (exclusive of depreciation shown below)	5,429,015	5,720,310	17,319,425	10,823,223

Gross Profit (Loss)	217,876	(1,267,005)	(2,435,933)	(4,740,386)
Selling, general and administrative expenses	1,004,678	1,485,929	3,360,873	3,415,066
Impairment of goodwill	—	—	—	1,511,358
Loss on debt conversion	—	—	1,730,358	—
Depreciation and amortization	388,432	392,062	1,141,299	1,092,049
Impairment of long-lived assets	337,995	146,625	337,995	146,625

Operating Loss	(1,513,229)	(3,291,621)	(9,006,458)	(10,905,484)
Interest income	12,780	3,122	39,806	9,087
Interest expense	(292,185)	(1,090,857)	(2,166,362)	(2,370,732)
Other	692	127,336	1,105	346,499

Total Other – net	(278,713)	(960,399)	(2,125,451)	(2,015,146)

Net Loss Available to Common Stockholders	$(1,791,942)	$(4,252,020)	$(11,131,909)	$(12,920,630)

Net Loss Per Share Attributable to Common Stockholders:
Basic and Diluted	$(0.01)	$(0.05)	$(0.08)	$(0.26)

Weighted Average Number of Common Shares Outstanding	183,433,084	80,153,116	137,676,751	50,648,843

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	July 1, 2007	June 25, 2006
Cash flows from operating activities:
Net loss	$(11,131,909)	$(12,920,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and beneficial conversion feature of debentures	540,814	936,928
Stock option and restricted stock compensation expense	(19,837)	396,345
Issuance of common stock for interest including imputed interest	1,758,116	1,075,665
Goodwill impairment	—	1,511,358
Loss on debt conversion	1,730,358	—
Provision for doubtful accounts	50,000	—
Provision for warranty expense	293,915	528,100
Depreciation and amortization	1,141,299	1,125,004
Impairment of long-lived assets	337,995	146,625
Net change in operating assets and liabilities:
Accounts receivable	744,237	(119,739)
Inventories	(404,255)	(189,660)
Prepaid expenses and other current assets	(116,228)	(163,346)
Other assets	23,028	(55,567)
Accounts payable and accrued expenses	736,311	444,314
Accrued warranty costs	217,162	(55,621)
Accrued interest	(166,234)	296,886

Net cash used in operating activities	(4,265,228)	(7,043,338)

Cash flows from investing activities:
Sale of investment in unconsolidated subsidiary	—	204,000
Purchases of patent and other assets	(19,755)	(15,990)
Purchase of property and equipment, net	(917,639)	(604,106)

Net cash used in investing activities	(937,394)	(416,096)

Cash flows from financing activities:
Proceeds from sale of common stock	500,000	—
Proceeds from debt, including $1,872,727 and $6,100,000 from related parties	2,000,000	6,500,000
Net proceeds from note payable – insurance	39,758	84,479

Net cash provided by financing activities	2,539,758	6,584,479

Net decrease in cash and cash equivalents	(2,662,864)	(874,955)

Cash and cash equivalents, beginning of period	4,245,400	2,492,098

Cash and cash equivalents, end of period	$1,582,536	$1,617,143

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for interest on debentures, including imputed interest	$1,012,227	$545,386
Common stock issued for conversion of debentures	11,500,000	—
Common stock issued for inducement of debenture conversion, including imputed interest	1,730,358	—
Common stock issued for interest on debt to Opus LLC, a related party	745,888	729,556

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATK” or the “Company”) manufactures and markets engineered composite railroad crossties through its wholly-owned subsidiary TieTek Technologies, Inc. (“TTT”) and its subsidiary TieTek LLC (“TieTek”). The Company’s composite railroad crossties are a direct substitute for wood crossties, have a longer expected life than wood ties and several environmental advantages. TieTek manufactures crossties in its Marshall, Texas facility, (“Marshall Facility”). The Company’s Houston, Texas facility (“Houston Facility”) operated on a limited basis from December 2006 until May 2007 when the Company ceased production at that facility and began a study to determine the feasibility of relocating its manufacturing equipment to the Marshall Facility.

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

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and nine months ended July 1, 2007 and June 25, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, and convertible preferred stock, convertible into an aggregate of 106,181,338 and 162,096,540 shares of Common Stock at July 1, 2007 and June 25, 2006 respectively.

On January 1, 2006 the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter. As a result of these changes, in 2006, the Company’s fiscal year ended on October 1, 2006. All references made here to the fiscal period ended October 1, 2006 shall mean the period from January 1, 2006 to October 1, 2006. The comparative prior year period presented in these financial statements is the third quarter ended June 25, 2006.

The Company will adopt the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”) effective October 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. The Company does not anticipate any material adjustments to its financial statements as a result of implementing FIN 48.

NOTE 2—GOING CONCERN

During the nine months ended July 1, 2007 the Company incurred a net loss of $10,793,914 and experienced a cash flow deficit from its operations, in the amount of $4,265,228 (approximately $473,914 per month). As of July 1, 2007 the Company had a cash balance of $1,582,536 and a negative working capital balance of $3,795,866. The Company is continuing to incur operating losses and cash flow deficits in the fourth quarter of the fiscal year ending September 30, 2007. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficits, operating losses and debt obligations and to maintain adequate liquidity depends on a number of factors not within its control, including the willingness of its customers to pay higher prices for its crossties and its ability to obtain raw materials at reasonable prices, and other factors such as selling ties at profitable prices, significantly increasing production and continually reducing its costs. While the Company obtained $3,000,000 in financing, in July 2007, by the issuance of 8% convertible debentures (see Note 11), there is no assurance its cash and cash equivalents will be adequate to fund operations and repay its debts. The Company will likely be required to obtain additional financing. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable it to fund its operations and repay its debt.

The current lack of sufficient working capital, operating losses and continuing cash flow deficits raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm’s report accompanying the consolidated financial statements for the fiscal period ended October 1, 2006 also included an explanatory paragraph with respect to these risks.

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

NOTE 3—INVENTORIES

Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market:

	July 1, 2007	October 1, 2006
Raw materials (1)	$1,849,315	$1,613,176
Finished goods	285,694	117,578

Total	$2,135,009	$1,730,754

(1)	Raw materials, as of July 1, 2007, include $1,094,509, which is the cost of materials of returned ties and ties that did not meet the Company’s or customers’ quality standards. These ties will be reprocessed as raw material in the crosstie manufacturing process.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	July 1, 2007	October 1, 2006
Machinery and equipment	$13,350,506	$12,491,391
Building and land	2,381,821	2,348,943
Furniture, fixtures and other	291,932	266,880

Total property and equipment	16,024,259	15,107,214
Less accumulated depreciation	(5,016,981)	(3,636,711)

Total property and equipment, net (1)	$11,007,278	$11,470,503

(1)	The total property and equipment includes carrying value of $2,297,372 located at the Houston Facility. The Company ceased production at that facility in May 2007 and began a study to determine the feasibility of relocating its manufacturing equipment to the Marshall Facility. During the three months ended July 1 2007, the Company recorded a $337,995 reserve for impairment related to the startup costs and leasehold improvements at the Houston Facility.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the nine months ended July 1, 2007 and June 25, 2006:

	Nine Months Ended
	July 1, 2007	June 25, 2006
Balance at beginning of period	$2,007,554	$226,600
Accrual for warranty expense	293,915	528,100
Product returns to raw material inventory	483,042	—
Warranty costs incurred	(265,880)	(55,621)

Balance at end of period	$2,518,631	$699,079

The Company has certain warranty obligations to replace, in kind, ties that do not meet agreed upon performance standards. Under limited or unusual circumstances , the Company may also agree to replace crossties. Therefore, the Company records an estimated provision for warranty expense. The warranty provision is based on revenues and is reviewed periodically to reflect actual experience.

During the nine months ended July 1 2007, the Company recorded an additional provision of $483,042 for ties that were returned.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note made as of July 24, 2007, resulted in the payment of principal installments, totaling $7,000,000, being deferred to July 25, 2010. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through July 1, 2007 the Company has paid all interest in shares of Common Stock.

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

The following table sets forth the shares of Common Stock that were issued to Opus in payment of interest:

Shares of Common Stock Issued to Opus in Payment of Interest

	During the Period Ended July 1, 2007			During the Period Ended June 25, 2006
	Three Months	Nine Months	Subsequent to July 1, 2007 April 1, 2007 thru June 30, 2007	Three Months	Nine Months
Accrual Period	January 1, 2007 thru March 31, 2007	July 1, 2006 thru March 31, 2007		January 1, 2006 thru March 31, 2006	July 1, 2005 thru March 31, 2006
Interest at 7%	$245,000	$745,888	$247,722	$245,000	$729,556
Shares Issued	887,411	2,406,188	1,302,363	1,547,694	3,435,526

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of July 1, 2007 and the date of this report.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives funding of a financing for a minimum of $2,000,000.

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

Prior to the conversion, the Debentures accrued interest at 7% per annum, which interest was payable on October 1, January 1, April 1 and July 1, only in shares of Common Stock, valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment was due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of the Company’s Common Stock (the “July 2005 Warrants” and the “December 2005 Warrants”), respectively. The July 2005 Warrants and the December 2005 Warrants have current exercise prices of $0.20 and $0.18 per share, respectively, which exercise price in the case of the July 2005 Warrants has been adjusted pursuant to their anti-dilution provisions.

On the dates that the Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and was being amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date. The Company calculated the beneficial conversion feature of the July and December Debentures to be $154,048, and $812,772, respectively.

For the three months and nine months ended July 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of the beneficial conversion feature. For the three months and nine months ended June 25, 2006 the Company recognized $90,880 and $275,710, respectively, in interest expense related to the amortization of beneficial conversion. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized.

The July 2005 Warrants have a three-year term ending on July 7, 2008, and the December 2005 Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December 2005 Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July 2005 Warrants and the December 2005 Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts were accounted for as a debt discount and were amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date.

For the three months and nine months ended July 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of debt discount. For the three months and nine months ended June 25, 2006 the Company recognized $351,528 and $661,218 in interest expense related to the amortization of debt discount, respectively. As of December 31, 2006, the debt discount amount of the July and December Debentures was fully amortized.

During the three months ended June 25, 2006 the Company issued a total of 1,093,213 shares of its Common Stock in payment of interest of $173,056 that had accrued for the period January 1, 2006 through March 31, 2006.

During the nine months ended July 1, 2007 the Company issued a total of 3,330,944 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 to March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 to March 7, 2007.

During the nine months ended June 25, 2006 the Company issued a total of 1,950,478 shares of its Common Stock in payment of interest of $346,111 that had accrued for the period July 1, 2005 through March 31, 2006.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

At July 1, 2007 the Company has warrants outstanding to purchase 36,454,667 shares issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.15 to $3.85, and expire, if unexercised, between 2007 and 2011.

Future Issuances of Common Stock

At July 1, 2007 the Company had Common Stock reserved for future issuance as follows:

Shares
Warrants outstanding	36,454,667
Stock options outstanding	9,530,000
Convertible Preferred Stock and related warrants outstanding	58,516,671
Restricted Stock (1)	1,680,000

Total	106,181,338

(1)	Prior to his resignation on April 5, 2007 the Company had entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, its then Chief Executive Officer, pursuant to which it was obligated to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”) six months following his termination of employment. As of April 5, 2007 his right to receive $336,000 in shares had vested. The number of shares to be issued on November 30, 2007 will be $336,000 divided by the share price on that date. At a market price of $0.20 per share as of June 29, 2007, 1,680,000 shares would be issuable to Mr. Kaufman.

Common Stock

As of July 1, 2007 the Company had 250,000,000 authorized shares and had 183,442,837 issued and outstanding shares of Common Stock.

At the annual meeting of shareholders on March 8, 2007, the Company’s Common and Preferred shareholders voted to increase to 500,000,000 the number of authorized shares of Common Stock, however an amendment to increase the number of authorized shares was not filed with the Secretary of State of Delaware. On July 5, 2007, the holders of a majority of both classes of the Company’s outstanding stock approved a Charter Amendment to (i) reduce the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduced the number of shares of authorized Preferred Stock from 20 million to one million, and (iii) automatically combine 20 outstanding shares of Common Stock into one share without any further action on the part of the holders. This action will become effective upon the expiration of 20 business days following the mailing, on August 10, 2007, of an information statement to the Company’s stockholders, whereupon the Company will file a certificate of amendment to its Amended and Restated Certificate of Incorporation.

In April 2007, the Company issued 887,411 shares of its Common Stock in payment of interest of $245,000 that had accrued on the Construction Loan from January 1, 2007 to March 31, 2007.

Employee Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company’s Financial Statements as of and for the nine months ended July 1, 2007 and June 25, 2006, respectively reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Financial Statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended July 1, 2007 was $75,289 and ($19,837), respectively, the latter amount due to a reversal, in the quarter ended April 1, 2007, of previously recognized compensation expense in the amount of $384,178, primarily related to Mr. Neal Kaufman’s resignation (see Note 8), for stock-based compensation expense associated with employees whose stock options had not vested as of the date of the employees’ separation of employment with the Company and which amount exceeded the estimate of possible forfeitures included in the original valuation. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended June 25, 2006 was $145,564 and $396,345 respectively.

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

	Nine months ended July 1, 2007	Nine months ended June 25, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	5%	4%
Expected volatility	137% -269%	137%
Expected life (in years)	5-10	5-10
Expected forfeiture rate	5%	5%
Weighted average fair value of options granted during the period	$0.35	$0.23

As of July 1, 2007, the Company has approximately $593,166 of unrecognized compensation cost related to non-vested stock options which amount is being recognized over a period of three years from the date of the individual grant. During the quarter ended July 1, 2007 no stock options were granted or exercised.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Prior to his resignation on April 5, 2007 Mr. Neal Kaufman, the Company’s former chief executive officer, was employed under the terms of a three year employment agreement (“Employment Agreement”) that was effective on January 1, 2006. Under the Employment Agreement Mr. Kaufman was granted options to purchase 4,800,000 shares of Common Stock. As of April 5, 2007, options to purchase 2,400,000 shares of Common Stock with an exercise price of $0.18 were vested and are exercisable at any time prior to August 31, 2007, and options to purchase 2,400,000 shares of Common Stock with an exercise price of $0.30 had not vested and expired.

On October 6, 2006, Mr. Kaufman was granted options to purchase 4,200,000 shares of Common Stock with an exercise price of $0.34 per share. As of April 5, 2007, options to purchase 2,100,000 shares of Common Stock were vested and are exercisable at any time prior to August 31, 2007, and options to purchase 2,100,000 shares of Common Stock had not vested and expired. Under the terms of a Stock Compensation Plan, the Company was obligated to issue to Mr. Kaufman $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”) upon the occurrence of certain events. As of April 5, 2007 Mr. Kaufman’s right to receive $336,000 in shares had vested and because of Mr. Kaufman’s resignation, his right to receive $84,000 worth of shares did not vest. The number of shares to be issued in payment of the $336,000 shall be such amount divided by the share price on November 30, 2007. Substantially all of the compensation expense related to the vested Restricted Shares had been amortized to expense as of October 1, 2006.

NOTE 9—MAJOR CUSTOMERS

For the nine months ended July 1, 2007 and June 25, 2006 the Company had sales to one major customer that represented approximately 89% and approximately 95%, respectively, of total sales. As of July 1, 2007 approximately 94% of its accounts receivable were due from one major customer.

NOTE 10—RELATED PARTY TRANSACTIONS

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

See Note 8 for a description of the related party transaction with the Company’s former chief executive officer, Mr. Neal Kaufman

NOTE 11—MATERIAL SUBSEQUENT EVENTS

Issuance of Shares of Common Stock. Subsequent to July 1, 2007 the Company issued 1,302,363 shares of its Common Stock to Opus in payment of $247,722 of interest for the period April 1, 2007 to June 30, 2007.

Reverse Stock Split and Reduction of Authorized Shares . On July 5, 2007, the holders of a majority of both classes of the Company’s outstanding stock approved a Charter Amendment to (i) reduced the number of authorized shares of common stock from 250 million to 30 million, (ii) reduced the number of shares of authorized preferred stock from 20 million to one million, and (iii) automatically combined 20 outstanding shares of common stock into one share without any further action on the part of the holders. This action will become effective upon the expiration of 20 business days following the mailing of an information statement to the Company’s stockholders, whereupon the Company will file a certificate of amendment to its Amended and Restated Certificate of Incorporation.

Resignation of CEO and Election of New CEO. Effective July 18, 2007, Mr. John T. Corcia the interim Chief Executive Officer of the Company resigned that position and Mr. Alex C. Rankin was elected President and Chief Executive Officer of the Company.

Amendment to Construction Loan. An amendment to the Construction Loan note made as of July 24, 2007, resulted in the payment of principal installments, totaling $7,000,000, being deferred to July 24, 2010. The Construction Loan note, as amended provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The amended Construction Loan note provides that interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash.

Amendment to Bridge Loan. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008.

Issuance of 8% Convertible Debentures. On July 30, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum are payable in full on July 31, 2010 (“the July 2010 Debentures”). Principal of the July 2010 Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.20 per share. The conversion price will be adjusted on the 90th calendar day after the first reverse split of the Company’s Common Stock to occur after July 30, 2007 and will be 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding such 90th day. The Conversion price is also subject to adjustment for certain anti-dilution events. Interest only is payable on the Debentures on October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, at the election of the Company in either shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due or in cash. In connection with the issuance of the July 2010 Debentures the Company issued warrants to purchase up to 7,500,000 shares of Company’s Common Stock (the “July 2010 Warrants”). The July 2010 Warrants have current exercise prices of $0.20 per share, The exercise price will be adjusted on the 90th calendar day after the first reverse split of the

+Company’s Common Stock to occur after July 30, 2007 and will be 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding such 90th day. The exercise price is also subject to adjustment for certain anti-dilution events.

Resignation of Board Members. Effective July 31, 2007 and pursuant to the terms of a securities purchase agreement dated July 24, 2007 (“The July 2007 Securities Purchase Agreement”) the following members of the Company’s Board of Directors resigned: Mr. John T. Corcia, Mr. Kenneth Z. Scott and Mr. Henry W. Sullivan.

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

Overview

We manufacture and sell composite railroad crossties through our wholly-owned subsidiary TieTek Technologies, Inc (“TTT”), and its subsidiary TieTek (“LLC”). Our engineered composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life than a wood tie and several environmental advantages. TieTek began commercial manufacturing and shipping of crossties from its Houston Facility during the third quarter of 2000. In August 2003, we purchased an existing 189,000 square foot facility on 40 acres of land near Marshall, Texas that now operates two manufacturing lines. The Company’s Houston Facility operated on a limited basis from December 2006 until May 2007 when the Company ceased production at that facility and began a study to determine the feasibility of relocating its manufacturing equipment to the Marshall Facility. During the three months ended July 1, 2007, the Company recorded a $337,995 reserve for impairment related to the start-up costs and leasehold improvements at the Houston Facility. While the Company has approximately ten rail customers, sales to one customer represent approximately 89% of our revenues.

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

Revenue Recognition – We generally recognize revenue when finished products are shipped FOB factory and accepted by the purchaser, except for products sold on a bill and hold arrangement to our major customer. When the bill and hold ties are segregated from the other crossties at our Marshall Facility, they are ready for delivery and the risk of loss transfers to the customer. We then bill the customer and recognize revenue. At the request of our major customer, we have agreed to store for up to nine months as many as 20,000 ties at our Marshall Facility. Costs we incur for shipping and handling of finished products are classified as cost of goods sold.

Concentration of Credit Risk – Credit risk is limited to accounts receivable from customers at July 1, 2007. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of July 1, 2007 approximately 94% of the Company’s accounts receivable were due from one major customer.

Warranty Reserve – The Company has certain warranty obligations to replace, in kind, ties that do not meet agreed upon performance standards. Under limited or unusual circumstances, the Company may also agree to replace crossties. Therefore, the Company records an estimated provision for warranty expense. The warranty provision is based on revenues and is reviewed periodically to reflect actual experience.

Results of Operations for the three months ended July 1, 2007 versus June 25, 2006

The net loss of $1,791,942 for the three months ended July 1, 2007 reflects a decrease of $2,460,078 from the net loss of $4,252,020 for the three months ended June 25, 2006. This decrease in net loss is primarily due to a gross profit of $217,876 as compared to a gross loss of $1,267,005 in the comparable period, decrease in selling, general and administrative expenses of $481,251 and decrease in interest expense of $798,672 due to the conversion of debentures to Common Stock on March 7, 2007, offset by an increase in the reserve for asset impairment of $191,370.

Sales. Net sales for the three months ended July 1, 2007 and June 25, 2006 were $5,753,126 and $4,453,305, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall Facility and higher sales price per crosstie in the quarter ended July 1, 2007.

Gross Profit (Loss). During the three months ended July 1, 2007 and June 25, 2006, the sale of TieTek™ crossties resulted in a gross profit of $217,876 compared to a gross loss of $1,267,005 respectively, reflecting improved production volumes and lower operating costs in 2007. The improvement in gross margin is primarily the result of higher selling prices, improved production volumes and lower direct and indirect costs offset by increase in warranty expense. Cost of goods sold consists of raw materials including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. The Company expects these costs to decrease on a per tie produced basis, if the volume of tie production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,004,678 for the three months ended July 1, 2007 compared to $1,485,929 for the three months ended June 25, 2006. This overall decrease in SG&A reflects primarily increases of $65,200 in wages, salaries and benefits and , offset by decreases of (1) $314,288 in repairs and maintenance expense (2) $70,275 in stock option compensation expense (3) $119,164 in legal, accounting and professional fees and (4) $42,724 in other operating expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $388,432 for the three months ended July 1, 2007 compared to $392,062 for the three months ended June 25, 2006.

Impairment of Long-Lived Assets. In the three months ended July 1, 2007 the Company recorded a $337,995 reserve for impairment related to the startup costs and leasehold improvements at the Houston Facility. In the comparable period ended June 25, 2006 the Company recorded a reserve of $146,625 for assets that were retired or not in use.

Other Income (Expense). Total other expense was $278,713 for the three months ended July 1, 2007 as compared to $960,399 for the three months ended June 25, 2006. This decrease is primarily attributable to conversion of debentures on March 7, 2007 resulting in lower interest expense of $155,948 and the elimination of interest expense from imputed interest, beneficial conversion and debt discount on the debentures compared to $641,683 in such expense in the comparable period ended June 25, 2006.

Results of Operations for the nine months ended July 1, 2007 versus June 25, 2006

The net loss of $11,131,909 for the nine months ended July 1, 2007 reflects a decrease of $1,788,721 from the net loss of $12,920,630 for the nine months ended June 25, 2006. This decrease in net loss is primarily the result of (1) decrease in the gross loss of $2,304,453, (2) no goodwill charge during the current period compared to a charge of $1,511,358 during the comparable period in the previous year, and (3) decrease in selling general and administrative expense of $54,193 offset by increase in (1) depreciation and amortization of $49,250 (2) debt conversion cost of $1,730,358 resulting from the conversion of the Debentures to Common Stock on March 7, 2007 (3) reserve for asset impairment of $191,370 and (4) other expense of $110,305.

Sales. Net sales for the nine months ended July 1, 2007 and June 25, 2006 were $15,177,407 and $6,610,937, respectively, and related solely to the sale of crossties. The increase in net sales was due to the increased production of crossties at the Marshall Facility and higher sales price per crosstie in the quarter ended July 1, 2007.

Gross Loss. During the nine months ended July 1, 2007 and June 25, 2006, the sale of TieTek™ crossties resulted in a negative gross margin of $2,435,933 and $4,740,386, respectively, reflecting the inefficiencies of production and the inability of the Company to obtain higher selling prices for ties. In the comparable period in 2006 we materially decreased production in the three months ended December 31, 2005 to avoid incurring additional operating losses until we could obtain a more favorable crosstie sales price from our customers. The decrease in gross loss is primarily the result of increase in selling price, increased production of crossties, a reduction in the cost of producing crossties and a reduction in warranty expense, offset by expenses related to the resumption of production at the Houston Facility. Cost of goods sold consists of raw materials including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The Company expects these costs decrease on a per tie produced basis, if the volume of tie production increases.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $3,360,873 for the nine months ended July 1, 2007 compared to $3,415,086 for the nine months ended June 25, 2006. This overall decrease in SG&A reflects primarily increases of $786,987 in wages, salaries and benefits, $103,987 in bad debt expense, offset by decreases of $141,409 in marketing expense, $334,759 in repair and maintenance expense and $416,182 in stock option compensation expense related to reversal of unvested stock option compensation expense for terminated employees that had been recognized in prior periods.

Goodwill Impairment. During the nine months ended June 25, 2006, based upon an impairment test, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. Accordingly, in 2005 an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books. There was no goodwill impairment adjustment during the nine months ended July 1, 2007.

Loss on Debt Conversion As consideration for the Holders’ agreement to convert the Debentures prior to their maturity, the Company agreed to pay the Holders the interest that the Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the Holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $0.287 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008). The Company did not record any loss on debt conversion for the nine months ended June 25, 2006.

Depreciation and Amortization. Depreciation and amortization expenses were $1,141,299 for the nine months ended July 1, 2007 compared to $1,092,049 for the nine months ended June 25, 2006. This increase reflects primarily plant and equipment additions made subsequent to October 1, 2006.

Impairment of Long-Lived Assets. In the three months ended July 1, 2007 the Company recorded a $337,995 reserve for impairment related to the startup costs and leasehold improvements at the Houston Facility. In the comparable period ended June 25, 2006 the Company recorded a reserve of $146,625 for assets that were retired or not in use.

Other Income (Expense). Total other expense was $2,125,451 for the nine months ended July 1, 2007 as compared to $2,015,146 for the nine months ended June 25, 2006. This decrease is primarily attributable to conversion of debentures on March 7, 2007 resulting in lower interest expense of $34,954 and lower expense of $396,114 from debt discount on the debentures, offset by an increase of $253,924 in imputed interest expense and a decrease in other income primarily because there was no sale of investments during the nine months ended July 1, 2007 compared to a sale of $204,000 of investments during the period ended June 25, 2006.

Liquidity and Capital Resources

During the nine months ended July 1, 2007 the Company incurred a net loss of $10,793,914 and experienced a cash flow deficit, from its operations, in the amount of $4,265,228 (approximately $473,914 per month). As of July 1, 2007 the Company had a cash balance of $1,582,536 and a negative working capital balance of $3,795,866. The Company is continuing to incur operating losses and cash flow deficits in the fourth quarter of the fiscal year ending September 30, 2007. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficits, operating losses and debt obligations and to maintain adequate liquidity depends on a number of factors not within its control, including the willingness of its customers to pay higher prices for its crossties and its ability to obtain raw materials at reasonable prices, and other factors such as selling ties at profitable prices, significantly increasing production and continually reducing its costs. While the Company obtained $3,000,000 in financing, in July 2007, by the issuance of 8% convertible debentures (see Note 11), there is no assurance its cash and cash equivalents will be adequate to fund operations and repay its debts. The Company will likely be required to obtain additional financing. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable it to fund its operations and repay its debt.

The current lack of sufficient working capital, operating losses and continuing cash flow deficits raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm’s report accompanying the consolidated financial statements for the fiscal period ended October 1, 2006 also included an explanatory paragraph with respect to these risks.

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

Construction Loan

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000. An amendment to the Construction Loan note made as of July 24, 2007, resulted in the payment of principal installments, totaling $7,000,000, being deferred to July 25, 2010. The Construction Loan note, as amended provides for interest at the rate of 7% per annum until July 24, 2010 after which the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through July 1, 2007 the Company has paid all interest in shares of Common Stock.

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

The following table sets forth the shares of Common Stock that were issued to Opus in payment of interest:

Shares of Common Stock Issued to Opus in Payment of Interest

	During the Period Ended July 1, 2007			During the Period Ended June 25, 2006
	Three Months	Nine Months	Subsequent to July 1, 2007	Three Months	Nine Months
Accrual Period	January 1, 2007 thru March 31, 2007	July 1, 2006 thru March 31, 2007	April 1, 2007 thru June 30, 2007	January 1, 2006 thru March 31, 2006	July 1, 2005 thru March 31, 2006
Interest at 7%	$245,000	$745,888	$247,722	$245,000	$729,556
Shares Issued	887,411	2,406,188	1,302,363	1,547,694	3,435,526

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of July 1, 2007 and the date of this report.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan note made on July 24, 2007, the accrued interest and principal is due on the earlier of October 31, 2008 or the date on which the Company receives funding of a financing for a minimum of $2,000,000.

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

Prior to the conversion, the Debentures accrued interest at 7% per annum, which interest was payable on October 1, January 1, April 1 and July 1, only in shares of Common Stock, valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment was due. In connection with the issuance of the July Debentures and the December Debentures, the Company issued warrants to purchase up to 5,554,438 and 8,286,589 shares of the Company’s Common Stock (the “July 2005 Warrants” and the “December 2005 Warrants”), respectively. The July 2005 Warrants and the December 2005 Warrants have current exercise prices of $0.20 and $0. 18 per share, respectively, which in the case of the July 2005 Warrants has been adjusted in accordance with the antidilution provisions of those warrants.

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

For the three months and nine months ended July 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of the beneficial conversion feature. For the three months and nine months ended June 25, 2006 the Company recognized $90,880 and $275,710, respectively, in interest expense related to the amortization of beneficial conversion. As of December 31, 2006, the beneficial conversion feature of the July and December Debentures was fully amortized.

The July 2005 Warrants have a three-year term ending on July 7, 2008, and the December 2005 Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December 2005 Warrants also contain customary provisions regarding the conversion of the warrants in the event of a reclassification, consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July 2005 Warrants and the December 2005 Warrants was $608,594 (or $0.11 per warrant) and $812,772 (or $0.10 per warrant), respectively. These amounts were accounted for as a debt discount and were amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date.

For the three months and nine months ended July 1, 2007 the Company recognized $0 and $270,407, respectively, in interest expense related to the amortization of debt discount. For the three months and nine months ended June 25, 2006 the Company recognized $351,528 and $661,218 in interest expense related to the amortization of debt discount, respectively. As of December 31, 2006, the debt discount amount of the July and December Debentures was fully amortized.

During the three months ended June 25, 2006 the Company issued a total of 1,093,213 shares of its Common Stock in payment of interest of $173,056 that had accrued for the period January 1, 2006 through March 31, 2006.

During the nine months ended July 1, 2007 the Company issued a total of 3,330,944 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 to March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 to March 7, 2007.

During the nine months ended June 25, 2006 the Company issued a total of 1,950,478 shares of its Common Stock in payment of interest of $346,111 that had accrued for the period July 1, 2005 through March 31, 2006.

Common Stock

In April 2007, the Company issued 887,411 shares of its Common Stock in payment of interest of $245,000 that had accrued on the Construction Loan from January 1, 2007 to March 31, 2007.

Subsequent Events

Issuance of Shares of Common Stock. Subsequent to July 1, 2007 the Company issued 1,302,363 shares of its Common Stock to Opus in payment of $247,722 of interest for the period April 1, 2007 to June 30, 2007.

Reverse Stock Split. On July 5, 2007, the holders of a majority of both classes of the Company’s outstanding stock approved a Charter Amendment to (i) reduced the number of authorized shares of common stock from 250 million to 30 million, (ii) reduced the number of shares of authorized preferred stock from 20 million to one million, and (iii) automatically combined 20 outstanding shares of common stock into one share without any further action on the part of the holders. This action will become effective upon the expiration of 20 business days following the mailing of an information statement to the Company’s stockholders, whereupon the Company will file a certificate of amendment to its Amended and Restated Certificate of Incorporation.

Resignation of CEO and Election of New CEO. Effective July 18, 2007, Mr. John T. Corcia the interim Chief Executive Officer of the Company resigned that position and Mr. Alex C. Rankin was elected President and Chief Executive Officer of the Company.

Amendment to Construction Loan. An amendment to the Construction Loan note made as of July 24, 2007, resulted in the payment of principal installments, totaling $7,000,000, being deferred to July 24, 2010. The Construction Loan note, as amended provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The amended Construction Loan note provides that interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash.

Amendment to Bridge Loan. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008.

Issuance of 8% Convertible Debentures. On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum are payable in full on July 31, 2010 (“the July 2010 Debentures”). Principal of the July 2010 Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.20 per share. The conversion price will be adjusted on the 90th calendar day after the first reverse split of the Company’s Common Stock to occur after July 30, 2007 and will be 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding such 90th day. The Conversion price is also subject to adjustment for certain anti-dilution events. Interest only is payable on the Debentures on

October 1, January 1, April 1 and July 1 of each year during which the Debentures are outstanding, at the election of the Company in either shares of Common Stock of the Company valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due or in cash. In connection with the issuance of the July 2010 Debentures the Company issued warrants to purchase up to 7,500,000 shares of Company’s Common Stock (the “July 2010 Warrants”). The July 2010 Warrants have current exercise prices of $0.20 per share, The exercise price will be adjusted on the 90th calendar day after the first reverse split of the Company’s Common Stock to occur after July 30, 2007 and will be 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding such 90th day. The exercise price is also subject to adjustment for certain anti-dilution events.

Resignation of Board Members. Effective July 31, 2007 and pursuant to the terms of the July 2007 Securities Purchase Agreement the following members of the Company’s Board of Directors resigned: Mr. John T. Corcia, Mr. Kenneth Z. Scott and Mr. Henry W. Sullivan.

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

In April 2007, the Company issued 887,411 shares of its Common Stock in payment of interest of $245,000 that had accrued on the Construction Loan from January 1, 2007 to March 31, 2007.

Subsequent to July 1, 2007 the Company issued 1,302,363 shares of its Common Stock to Opus in payment of $247,722 of interest for the period April 1, 2007 to June 30, 2007.

On July 31, 2007 the Company issued to Herakles Investments, Inc.(“Herakles”), an affiliate of Sponsor Investment, LLC (“Sponsor”), Crestview Capital Master, LLC (“Crestview”), Midsummer Investment Ltd. (“Midsummer”), Islandia, LP (“Islandia”), Enable Growth Partners, LP, Enable Opportunity Partners, LP and Pierce Diversified Strategy Master Fund LLC, Ena (collectively “Purchasers”) the July 2010 Debentures and July 2010 Warrants. The Purchasers paid $2,500,000 in cash and tendered to the Company the Company’s promissory notes aggregating $500,000 which the Company had issued pursuant to the July 2007 Securities Purchase Agreement.

There was no underwriter involved in any of these transactions. The foregoing securities were offered and sold in private transactions in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

Item 4:	Submission of Matters to a Vote of Security Holders

On July 5, 2007, the holders of a majority of both classes of the Company’s outstanding stock approved by written consent, a Charter Amendment to (i) reduced the number of authorized shares of common stock from 250 million to 30 million, (ii) reduced the number of shares of authorized preferred stock from 20 million to one million, and (iii) automatically combined 20 outstanding shares of common stock into one share without any further action on the part of the holders. This action will become effective upon the expiration of 20 business days following the mailing of an information statement to the Company’s stockholders, whereupon the Company will file a certificate of amendment to its Amended and Restated Certificate of Incorporation.

Item 6:	Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 24, 2007 Filed herewith

10.1	Letter dated June 21, 2007 between Company and Union Pacific Railroad Company regarding the sale of TieTek™ railroad crossties Filed herewith

10.2	Letter dated June 25, 2007 among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena regarding the loan of $500,000 due November 30, 2007 Filed herewith

10.3	Form of $500,000 promissory note, due November 30, 2007, issued to Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena Filed herewith

10.4	Form Securities Purchase Agreement dated July 24, 2007, among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena Filed herewith

10.5	Form of 8% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 24, 2007 Filed herewith

10.6	Fourth Amended and Restated Registration Rights Agreement dated July 24, 2007 among the Company, the Purchasers of the 8% Convertible Debentures under the Securities Purchase Agreement dated July 24, 2997 and certain other shareholders of the Company Filed herewith

10.7	Fourth Amendment to Construction Loan Agreement dated July 26, 2007, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc. Filed herewith

10.8	Third Amendment to Amended and Restated Promissory Note is entered into on July 26, 2007 among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc. Filed herewith

10.9	Form of First Amendment to Loan dated March 7, 2007, Consent and Subordination agreement by and among the Company, Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Enaholders of and to the Company’s $2,000,000 Bridge Loan Filed herewith

31.1	Certification of Alex. C Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

31.2	Certification of Mahesh S Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32	Certification of Alex. C Rankin, President and Chief Executive Officer of the Company, and of Mahesh S. Shetty, Chief Financial Officer, of the Company as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North American Technologies Group, Inc.

Date: August 15, 2007	/s/ Alex C Rankin
Alex C Rankin
Chief Executive Officer

Date: August 15, 2007	/s/ Mahesh S. Shetty
Mahesh S. Shetty
Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 24, 2007

10.1	Letter dated June 21, 2007 between Company and Union Pacific Railroad Company regarding the sale of TieTek™ railroad crossties

10.2	Letter dated June 25, 2007 among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena regarding the loan of $500,000 due November 30, 2007

10.3	Form of $500,000 promissory note, due November 30, 2007, issued to Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena

10.4	Form Securities Purchase Agreement dated July 24, 2007, among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena

10.5	Form of 8% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 24, 2007

10.6	Fourth Amended and Restated Registration Rights Agreement dated July 24, 2007 among the Company, the Purchasers of the 8% Convertible Debentures under the Securities Purchase Agreement dated July 24, 2997 and certain other shareholders of the Company

10.7	Fourth Amendment to Construction Loan Agreement dated July 26, 2007, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.

10.8	Third Amendment to Amended and Restated Promissory Note is entered into on July 26, 2007 among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.

10.9	Form of First Amendment to Loan dated March 7, 2007, Consent and Subordination agreement by and among the Company, Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Enaholders of and to the Company’s $2,000,000 Bridge Loan

31.1	Certification of Alex. C Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mahesh S Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Alex. C Rankin, President and Chief Executive Officer of the Company, and of Mahesh S. Shetty, Chief Financial Officer, of the Company as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith