Form 10KSB
period 2007-09-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2007-12-31
CIK 808013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended September 30, 2007

or

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

Issuer’s telephone number: (972) 819-3676

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  YES    ☒  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

State issuer’s revenues for its most recent fiscal year: $21,661,240.

The aggregate market value of the voting Common Stock held by non-affiliates as of December 24, 2007 was $1,454,584, based on the average bid and asked price of such Common Stock as of such date.

As of December 24, 2007 there were 9,487,875 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference: The proxy statement of the registrant containing information incorporated by reference into Part III, Items 9-12 and 14 of this Form 10-KSB will be filed with the Securities and Exchange Commission by January 28, 2008.

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

Unless otherwise indicated, all references to “the Company,” “we,” “us,” “our,” or other similar terms, refers to North American Technologies Group, Inc. (“NATG”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TTT”), TTT’s subsidiary TieTek LLC (“TieTek”) and other subsidiaries. NATG was incorporated in Delaware on December 24, 1986.

Overview

Our principal business is the manufacturing and marketing of TieTekTM engineered composite products through our TieTek subsidiary. Currently, our main product is a composite railroad crosstie manufactured in our Marshall, Texas plant.

TieTek’s engineered composite crosstie is a “green” product. Our ties are primarily produced from recycled materials—crum rubber from old tires and recycled polyethylene (form of plastic), combined with various fillers and fiberglass. Our ties are primarily a substitute for hardwood crossties treated with creosote. Thus, the use of our ties as a replacement for wood ties avoids the cutting of mature hardwood trees and eliminates the use of creosote, while reducing the amount of plastic waste otherwise being sent to landfills.

We are the leading manufacturer of composite railroad crossties and hold several U.S. patents. We believe our crossties are superior in many applications to wood crossties, and present a better value over their life cycle. The TieTekTM crosstie has been successfully tested by a number of U.S. railroads and independent laboratories. Since March 1996, TieTekTM crossties have been installed under railroad tracks in a variety of load and environmental conditions. The primary customer for our ties has been Union Pacific Railroad.

We began commercial manufacturing and shipping of crossties during the third quarter of 2000. Our Marshall, Texas facility started operations during the third quarter of 2004.

Industry Overview

A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart (commonly referred to as “gauge”) by steel plates which, in turn, are fastened to crossties. The crossties are supported by ballast on an improved roadbed. Each component of the track system contributes to maintaining the rail gauge and to supporting and distributing the forces of a loaded train. Although different types of “crossties” or “ties” have been used throughout the history of railroad construction, the hardwood crosstie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails in gauge), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rails. In addition, the “nailability” of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes. However, the downside to hardwood crossties is that they deteriorate under different conditions, most notably in damp or wet conditions, and therefore have limited life cycles.

The worldwide supply of crossties falls into four primary categories: wood, concrete, steel and other alternatives. According to industry statistics, wood ties dominate the market, providing about 86% of U.S. demand and about 75-80% in the rest of the world. In the U.S. concrete holds approximately 10% of the market share, with steel and other alternate materials representing the remaining market at this time. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

The demand for new ties comes from two sectors: construction of new rail lines and replacement of deteriorated or worn out ties under existing track. Most of the demand for new ties in the U.S. is for the replacement of deteriorated or worn out wood ties. This replacement market represents a good potential market for our ties because unlike steel or concrete, our ties can be interspersed with wood ties. The demand for new ties in North America, based on industry reference materials, exceeded 20 million ties in 2006, while demand in the rest of the world is estimated to be approximately 60 million ties per year.

Technology Development

The exact formulation of TieTekTM crossties is proprietary and is protected by a current patent. The formulation was developed over several years and at considerable cost after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other desirable properties of wood ties.

We believe the TieTekTM crosstie meets or exceeds industry standards that are established by wood ties. The crossties have uniform shape and dimensions and are tough and durable in use under load. Tests have shown that the TieTekTM crosstie should maintain its properties far longer than most wood ties. The TieTekTM crosstie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems.

Patents and Proprietary Protection. We have several patents, both domestic and international, protecting the TieTekTM technology, including the product, the formula, and the manufacturing process.

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

Independent Production Testing. The TieTekTM crosstie, as originally formulated, has undergone a range of tests conducted at several independent testing facilities. The TieTekTM crosstie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at the Materials Science and Engineering Department (the “Wood Laboratory”) at the University of Illinois. The laboratory conducted accelerated aging tests which showed the TieTekTM crosstie had a slower rate of degradation of its properties than is common with wood ties. These tests indicate that the TieTekTM crosstie can be used interchangeably with wood ties and will last longer than creosote-treated wood ties.

Our crossties are installed under a test track at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. Loaded freight cars continually pass over this track. The crossties are periodically measured and evaluated for their performance under these actual operating conditions. TTCI, a subsidiary of the American Association of Railroads, is an independent industry facility that tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek’s crossties have experienced over 1,500,000,000 gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with few, if any, problems of any kind. The TTCI tests confirm that the TieTekTM crosstie continues to meet the requirements of the industry after the equivalent of many years of commercial service.

The TieTekTM crossties have performed well in a variety of areas and under a variety of conditions including installations in areas of extreme temperatures and moisture, and installations on soft track beds, under heavy loads, and in both curved and straight track. Some ties produced during times when TieTek was experiencing quality control problems with raw materials have cracked during installation or use. TieTek believes these quality control issues have been resolved.

Manufacturing

Process. There are four basic functions in the TieTek™ manufacturing process:

•

Raw Material Selection and Processing—There are several ingredients in our crosstie formula. This part of the manufacturing process requires specifying, handling, blending and mixing raw materials which are fed as a consistent mixture into compounding and mixing equipment.

•

Compounding and Mixing—Mixing, melting and compounding the raw materials into a consistent and homogeneous compound is required to make the final product. The raw materials have different physical properties including weight, density, melting points, and flow characteristics. This process required significant development effort and involves mixing of all raw materials in optimal sequence under continual monitoring to achieve desired weight, consistent internal structure and specified physical properties. The formula and sequence of the mixing process is integral to the TieTek™ technology and includes patented and other proprietary techniques that we believe are unique to the TieTek™ crosstie.

•

Shaping, Forming and Cooling—The tie forming process requires accommodation of some variations in the mixed compound, to ensure that the product is both dimensionally consistent and structurally sound. The TieTek™ technology produces a crosstie with dimensions that are generally 7” x 9” x 9’ (which can be modified to special order). The process forms and cools the melted mixed compound into essentially identical crossties. We texture the exterior of the crosstie to improve interaction with the ballast after which the crossties are ready to ship.

•

Quality Assurance—We have established quality control processes to verify the structural integrity of the crossties produced. Certain of these processes provide a record of each crosstie. The data provided from the processes provide information for ongoing improvements in operations and in product development.

Raw Materials. The raw materials used in our product are available from multiple suppliers. One of our suppliers located in Houston, Texas provided a majority of our recycled plastic during 2007. The price and availability of key raw materials, particularly recycled plastic, are critical to the cost of the TieTek™ crosstie. Recycled plastic is a major raw material whose price and availability has and may continue to fluctuate significantly, thus affecting the cost of TieTek™ crossties. Recognizing this sensitivity, we continue to focus on using a variety of low-grade recycled plastic that should be more readily available and priced below other higher grades of recycled plastic. We are continuing to seek additional sources of raw materials, particularly recycled plastic. We are also investigating and testing various types of raw materials that can be used in our manufacturing process, that will not impact the performance properties of our crossties. Raw material supply and pricing have and will continue to have a direct effect on the cost of the crossties and our overall profitability.

Production. We have two production lines in Marshall, Texas. In September of 2007 we moved the equipment that was at our Houston, Texas facility to our Marshall facility, where the equipment is currently unassembled and idle. As a result of this move the lease for the Houston facility that was to expire at the end of April 2009 was terminated by mutual agreement of TieTek and the landlord. The termination became effective as of October 31, 2007.

Sales and Marketing

Overview and Strategy. We believe there are trends in the worldwide market for crossties that are leading the railroads and their suppliers and contractors to search for a functional composite tie that can serve as an economic replacement for creosote-treated wood ties. Factors influencing these trends are:

•

The railroad infrastructure in North America is mature and requires constant maintenance. Approximately 20 million ties are estimated to be purchased in 2007, of which approximately 5 million are in areas that subject wood ties to insect infestation and decay, due to moisture, which reduces their useful lives.

•	The ongoing trend to heavier loads and higher speeds is likely to accelerate the rate of wood tie failures.

•

Longer life non-wood crossties eliminate the costly repetitive replacement and disposal of worn out wood crossties. Such repetitive replacement and disposal increases the lifetime ownership cost which can be substantially greater than the cost of one composite crosstie. In addition, the repetitive replacement of worn out wood ties slows freight movement which in turn reduces a railroad’s revenue.

•	Quality hardwoods are expected to be in tight supply because of declining areas of mature forests and societal pressure to protect trees.

•

Wood ties must be treated with preservatives such as creosote to extend its economic life. Creosote and other preservatives are toxic chemicals that pose potential environmental liabilities for railroads. The supply of creosote can be affected by the use of creosote as a fuel source.

•

The composition of wood ties is inconsistent by nature, because the physical properties and overall quality vary from tree and tree and sawmill to sawmill, thus its performance characteristics may vary.

The TieTek™ crossties are interchangeable with wood ties, are resistant to water and insect damage, do not use preservatives, have longer expected lives than wood ties and are produced using mostly recycled raw materials. Because of these advantages, the TieTek™ crosstie has been marketed as a economically viable alternative to wood ties.

We use direct sales personnel to market the TieTek™ crosstie throughout the United States. We have entered into one license agreement for the Australian market and may use additional licensing agreements, joint venture partners, and other business and marketing combinations to manufacture, market and distribute the product throughout the world. We advertise in trade journals, attend trade shows and have presented several papers to railroad industry groups. In addition, the TieTek™ crosstie has been the subject of numerous articles appearing in railroad industry trade publications.

Major Customers. More than 90% of total revenues for the year ended September 30, 2007 and for the nine month period ended October 1, 2006 were derived from sales to one customer. We have sold TieTek™ crossties to a number of major railroads, including Union Pacific Railroad, Burlington Northern and Santa Fe Railroad, Norfolk Southern, CSX, and Canadian National Railroad. In addition, we have sold and our ties have been installed in Australia, India, Japan, Bangladesh, Thailand, Brazil and Canada.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek™ crossties in Australia and New Zealand. To date Oz—Tex has not produced ties thus there was no licensing revenue from tie sales. We are reviewing this license agreement and anticipate further discussions with the licensee to determine the continuation of the license agreement. We have no other licensing agreements.

In March 2006, we entered into a memorandum of understanding with Patil Rail Infrastructure Limited (“Patil”), the largest manufacturer of concrete and wooden crossties in India. Patil has been testing the use of TieTek™ crossties as an alternative to concrete ties in India for several years and agreed in 2006 to purchase 35,000 ties and to market TieTek™ crossties in India. When Patil completes the purchase of the 35,000 ties it may become our exclusive dealer in TieTek™ crossties in India. If the demand for our crossties proves sufficient, we may license our proprietary information to Patil and advise it on establishing and operating a crosstie manufacturing facility. Terms of the licensing arrangement would be subject to negotiation.

Competition

We believe that the primary market for the TieTek™ crosstie is the replacement of worn out wood ties. We view the producers of hardwood ties as our primary competitor. The wood tie industry in the U.S. is mature and entrenched with large and well capitalized suppliers such as Koppers, Inc., Rail Works, Inc. and others. We believe the wood tie will continue to be the primary replacement product for worn out wood ties. We also believe that the TieTek™ crosstie is well positioned as an alternative tie that can be used as a direct replacement for wood crossties.

We believe that concrete and steel ties are and may continue to be used for special situations involving new track (where compatibility with wood ties is not a factor). Steel ties and concrete ties generally do not compete with composite ties because each of these ties weighs much more than a wood and/or composite tie and thus cannot be used interchangeably with wood and/or composite ties in a track maintenance program. Concrete and steel ties also require special fasteners and dedicated installation equipment and procedures that are generally incompatible with wood and/or composite ties.

Several companies have made attempts to commercialize composite ties over the years, but to date none of those companies has established the market position held by TieTek. Two of our competitors (Polysum and Premix) discontinued operations prior to 2006, and in 2006 two other competitors (Polywood and U.S. Plastic Lumber) ceased production of plastic crossties. In 2006 two companies (Performance Rail Tie and Integrico) announced their intentions to create plastic crossties. There can be no assurance that a new and competing technology cannot be developed to produce a crosstie that will be successful in the marketplace. However, we believe we are in a unique position, as a strategic supplier to the railroad industry, because we can produce and market large volumes of TieTek™ crossties, have several suppliers and customers, continue to make crossties, and have unique methods for testing the quality of crossties.

Human Resources

As of September 30, 2007, we had 94 full-time employees and 23 contracted employees. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

We own a 189,000 square foot building on 40 acres of land in Marshall, Texas which houses all of our equipment for three production lines, two of which are currently operating. Our principal creditor, Opus 5949 LLC (“Opus”), holds a mortgage covering the Marshall property, improvements and equipment.

During 2006, we entered into a lease for a 47,250 square foot facility Houston Texas. The lease for this facility was to expire on April 30, 2009. The lease was terminated effective October 31, 2007 by mutual agreement of the landlord and TieTek. The Company leases small office spaces in Houston and Irving, Texas. We believe our facilities are in good, serviceable condition, adequate for their intended use and are adequately insured.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are involved in various legal actions arising in the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2007 the shareholders voted at the Company’s annual shareholders’ meeting to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized common shares by 250,000,000. Subsequent to the vote to approve the amendment to the Company’s Certificate of Incorporation, the Board of Directors determined that a reverse stock split and reduction in the number of authorized shares outstanding would allow us to meet our outstanding commitments to issue additional shares and would have certain franchise tax benefits, therefore the Company did not file an amendment to increase the number of authorized shares.

On July 5, 2007, the holders of a majority of both classes of our outstanding stock approved, by written consent, an amendment to our Certificate of Incorporation that (i) reduced the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduced the number of shares of authorized Preferred Stock from 20 million to one million, and (iii) automatically combined 20 outstanding shares of Common Stock into one share without any further action on the part of the shareholders.

This report reflects the effect of the reverse split for all periods presented.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our $0.001 par value common stock (“Common Stock”) is traded under the symbol “NAMC”. Because of a 1 for 20 reverse split (“Reverse Split”) of the Common Stock and the requirements of the Financial Industry Regulatory Authority (“FINRA”), the Company’s stock symbol and the CUSIP number of its Common Stock were changed. Our Common Stock was quoted on the National Quotation Service Bureau (the “Pink Sheets”) for unsolicited trading from January 1, 2006 until April 12, 2006, when it began being quoted and is currently quoted on the over-the-counter quotation system (the “OTC Bulletin Board”). The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board. The over-the-counter prices for our Common Stock are inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price per Share
	High	Low
2007
Fourth Quarter	$4.20	$1.51
Third Quarter	5.40	2.40
Second Quarter	7.00	5.40
First Quarter	9.00	6.00

2006
Fourth Quarter	8.20	5.00
Third Quarter	8.40	2.80
Second Quarter	4.60	3.00
First Quarter	9.60	2.60

Equity Compensation Plans

The 1999 Stock Incentive Plan authorizes the compensation committee to grant options in the maximum amount of 10% of the aggregate amount of the issued and outstanding shares plus those reserved for issuance upon the conversion or exercise of outstanding convertible securities. Of these options, up to a maximum of 50,000 shares may be issued pursuant to incentive stock options granted under that plan. The Company does not intend to issue any additional options under this plan.

The 2005 Stock Option Plan authorizes the grant of options to purchase up to 1,250,000 shares, which may be incentive or nonqualified stock options. The following table contains information as of September 30, 2007, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance and have been adjusted to reflect the effect of the Reverse Split.

Plan Category	No. of Shares to be issued upon exercise of outstanding options and warrants		Weighted average exercise price of outstanding options and warrants	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	420,333		$4.68	829,917
Equity compensation plans not approved by security holders	110,256	(1)	—	—

Total	530,589			829,917

(1)	The Company agreed to issue Mr. Neal Kaufman, the former Chief Executive Officer of the Company, $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. Upon his resignation as of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. On October 10, 2007, Mr. Kaufman agreed to receive $168,000 instead of the $336,000 worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Recent Developments.

As of September 30, 2007, we had approximately 609 stockholders of record of our Common Stock.

We have not paid any dividends on the Common Stock since the formation of the Company and do not anticipate paying dividends in the foreseeable future.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell composite railroad crossties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. The composite tie is a direct substitute for a wood crosstie, has a longer expected life and several environmental advantages. We are the leading provider of composite railroad crossties to the railroad industry. In 2000, TieTek began commercial manufacturing and shipping of crossties from its Houston facility, from which the manufacturing and related equipment was moved during October 2007 to our 189,000 square foot building located on 40 acres of land near Marshall, Texas. Our Marshall, Texas facility presently houses three production lines two of which are operating. We have more than ten railroad customers, with sales to one customer representing the majority of our revenues.

We have incurred an accumulated deficit from inception to September 30, 2007 of $117,625,706. Until we are able to generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

The market price of our Company shares is volatile because the Company has very small public float and a limited trading market. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock.

We are dependent on the sales to one major customer. The loss of our major customer, Union Pacific Railroad Company, would have a material adverse effect on our financial condition and results of operations.

Summary of Recent Developments

On January 1, 2006, the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter. The following discussion of results of operations will compare the audited balances for the year ended September 30, 2007, to the unaudited balances for the year ended October 1, 2006 and the audited balances for the nine month period ended October 1, 2006.

In December 2006, as an accommodation to our customers, we agreed to the return and replacement of a significant number of ties that were manufactured in 2005.

Under a Securities Purchase Agreement dated January 12, 2007, the Company issued to an informed accredited investor 84,746 shares of its Common Stock at $5.90 per share and warrants to purchase up to 42,373 shares of Common Stock at $7.20 per share. The gross proceeds from the sale of the securities were $500,000 and were received on January 12, 2007. The warrants are exercisable at any time, in whole or in part, into shares of Common Stock and are also, subject to adjustment pursuant to antidilution provisions of the warrants as a result of which, as of September 30, 2007 the exercise price was $4.00 per share.

On February 14, 2007 the Board of Directors of the Company expanded the number of positions on its Board of Directors to seven members. Mr. Joseph Christian became a member of the Company’s Board of Directors.

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives a future financing for a minimum of $2,000,000.

Effective as of March 7, 2007, the Company issued 3,426,113 shares of Common Stock to the holders of the Company’s 7% Convertible Debentures, due July 1, 2008 (“7% Convertible Debentures”), who had agreed to convert all of their debentures into shares of the Company’s Common Stock.

On March 9, 2007, Scott Kaufman resigned from the Company’s Board of Directors.

As of April 5, 2007 Mr. Neal Kaufman resigned as Chief Executive Officer of the Company. Mr. Kaufman had 225,000 stock options that had vested as of the date of his resignation. All vested options were required to be exercised prior to August 31, 2007. Mr. Kaufman did not exercise those options and such options expired. The Company had agreed to issue Mr. Neal Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. As of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. Effective October 10, 2007, Mr. Kaufman agreed to receive $168,000 instead of the $336,000 worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, to Neal Kaufman, in payment of the $168,000.

On April 5, 2007, the Board of Directors authorized Henry W. Sullivan, the then Chairman of the Board, and John T. Corcia, a member of the Board of Directors, to form an Office of the President to replace Mr. Kaufman. Mr. Corcia was elected to serve as Chief Executive Officer of the Company.

On June 21, 2007 the Company and Union Pacific Railroad Company (“UP”) executed a letter agreement that amended the letter agreement dated November 18, 2002 between them which letter agreement had previously been amended by letters dated April 25, 2006 and March 30, 2007. During the period June 1, 2007 through December 31, 2008, the Company agreed to sell to UP a minimum of 50,000 crossties per calendar quarter, with the number of crossties sold in the first and last quarter of the above mentioned period prorated based on the actual months in the quarter. The sales price of the crossties to UP is subject to downward adjustments based on TieTek’s average cost to manufacture the UP ties in each quarter.

On July 18, 2007, John T. Corcia resigned as Chief Executive Officer of the Company and Mr. Alex C. Rankin was elected President and Chief Executive Officer.

On July 24, 2007, the Company and Opus amended the $14,000,000 construction loan (the “Construction Loan”) to defer to July 24, 2010 the payment of principal installments, totaling $7,000,000, to continue the interest rate of 7% per annum until July 24, 2010, after which the interest reverts to 700 basis points over the prime interest rate and to provide that the interest could be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash.

On July 31, 2007 the Company issued $3,000,000 in principal amount of 8% convertible debentures, due July 31, 2010 (“8% Convertible Debentures”) and warrants (“July 2010 Warrants”) to purchase 375,000 shares of Common Stock of the Company at $4.00 per share of Common Stock. The Company received the consideration of $3,000,000 in cash. Pursuant to a provision in the 8% Convertible Debentures, the conversion price was adjusted to $1.01on December 8th 2007. Such adjustment was 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. As a condition of the securities purchase agreement for the purchase of the 8% Convertible Debentures, on July 31, 2007 four of the five directors of the Company resigned, and four new directors became members of the Company’s Board of Directors.

On September 7, 2007 the amendment to the Company’s Certificate of Incorporation to (i) reduce the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduce the number of shares of authorized Preferred Stock from 20 million to one million, and (iii) automatically combine 20 outstanding shares of Common Stock into one share of Common Stock without any further action on the part of the shareholders, became effective.

In October 2007 TieTek was awarded a contract to supply over 63,000 crossties for the Chicago Transit Authority Blue Line—Replacement Tie Project. Kiewit-Reyes AJV is managing the project for the Chicago Transit Authority.

The number of ties to be sold to the Chicago Transit Authority and to other customers, including our major customer, is expected to utilize the entire production capacity of our two operating production lines in our Marshall, Texas facility until June 2008.

Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NATG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.

Critical Accounting Policies

We have identified critical accounting policies based upon the significance of each accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policies and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

Inventories—Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct and indirect labor and applied overhead.

Impairment of Long-Lived Assets—We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

Revenue Recognition—We recognize revenue from the sale of crossties at the time of shipment or when title passes to the customer. In the case of ties sold to our major customer, we recognize revenue upon transfer of title, which occurs upon segregation and delivery of their ties at our plant and acceptance by the customer who has complete access to their onsite inventory for removal and delivery to their locations. Costs we incur for shipping and handling of finished products are classified as cost of goods sold.

Concentration of Credit Risk—Credit risk is limited to accounts receivable from customers at September 30, 2007. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of September 30, 2007 approximately 86% of the Company’s accounts receivable were due from one major customer. We maintain cash balances in high quality financial institutions which at times exceed federally insured limits. We do not believe any undue risk is associated with our cash balances.

Warranty Reserve—While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable.

In addition, the Company records a general estimate for warranty expense based on revenues. The warranty reserve is reviewed periodically to reflect actual experience.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006

The following table summarizes the operating results for the twelve months ended September 30, 2007 and October 1, 2006

	Year ended September 30, 2007	Year Ended October 1, 2006
		(Unaudited)
Sales	$21,661,240	$10,860,189
Warranty expense	432,768	1,836,575
Cost of goods sold (exclusive of depreciation shown below)	22,377,490	17,175,164

Gross Loss	(1,149,018)	(8,151,550)
Selling, general and administrative expenses	4,078,459	6,389,148
Impairment of goodwill	—	1,511,358
Loss on conversion of debt to equity	1,730,358	—
Impairment of long-lived assets	1,837,995	146,625
Depreciation and Amortization	1,559,105	1,452,274

Operating Loss	(10,354,935)	(17,650,955)
Other Expense:
Interest expense, net	(2,518,604)	(3,772,940)
Other	(25,366)	327,702

Total other expense, net	(2,543,970)	(3,445,238)

Net Loss	(12,898,905)	(21,096,193)

Net Loss Available to Common Stockholders	$(12,898,905)	$(21,096,193)

The net loss of $12,898,905 for 2007 reflects a decreased loss of $8,197,288 over the net loss of $21,096,193 in 2006. This decrease in net loss is primarily a result of (1) reduction in gross loss of $7,002,532, (2) decrease in selling, general and administrative expense of $2,310,689, (3) decrease in interest expense of $1,254,336, (4) non-recurrence of goodwill impairment cost of $1,511,358 that was incurred in 2005 offset by (a) debt conversion cost of $1,730,358 resulting from the conversion of the 7% Convertible Debentures to equity, (b) increase in the reserve for asset impairment of $1,691,370 (c) increase in depreciation and amortization of $106,831 and (d) increase in other expense of $353,068.

Net Sales. Net product sales increased 199% from $10,860,189 in 2006 to $21,661,240 in 2007 and related to the sale of crossties to our major customers. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2007 as a result of the amended agreement signed June 21, 2007 with our major customer.

Warranty expense. Warranty expense decreased by $1,403,807 to $432,768 from $1,836,575 in 2006. The Company records a general estimate for warranty expense based on revenues. In 2006 the Company recorded an additional warranty expense of $1,625,350 related to the return of ties, made in the year 2005, by their customers.

Costs and Gross Loss. In 2007 and 2006 the sale of TieTek™ crossties resulted in a gross loss of $1,149,018 and $8,151,550, respectively. The decrease in gross loss is primarily due to higher production volumes, improvements in labor productivity and better quality controls which collectively resulted in a lower production cost per tie, offset by expenses of $300,965 incurred in the resumption of limited production at the Houston facility that was subsequently idled in May 2007 and the relocation of the production equipment to the Marshall facility. In 2006 the Company recorded, (1) write down of $742,243 related to certain finished goods and raw material inventory and (2) expenses of $220,889 related to the resumption of Houston production.

Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. Our ability to lower costs will depend on achieving economies of scale through more efficient levels of production with the same or lower levels of staffing, on improving the quality and yield of raw materials and other production efficiencies as production levels rise and operations stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2,310,689 to $4,078,459 in 2007 from $6,389,148 in 2006. This decrease was primarily due to (1) reduction in stock option compensation expense of $1,676,027 due to lower stock option and restricted stock expense in 2007 of ($74,225) partly related to reversal of $540,512 for options that had expired prior to vesting and that had been recognized in the prior year, compared to the expense of $1,601,802 in 2006, (2) decrease in marketing expense of $435,946 related to reversal, in 2007, of accrued marketing expense of $149,000 that was recorded in the prior year, compared to the previous year expense of $319,034, (3) reduction of $354,342 in repairs and maintenance expense partially due to non recurrence of $64,062 of expenses related to the Houston relocation in 2006, (4) reduction in legal, accounting, statutory filing and consulting expense of $349,924 and (5) $173,404 reduction in insurance and taxes, offset by (a) increase in wages and salaries related to additional employees of $591,769 and (b) increase in bad debt expense of $103,987.

We anticipate that selling, general and administrative expenses may increase in the future to expand the Company’s sales and marketing efforts and to increase production of TieTek™ crossties.

Impairment of Goodwill. In 2006, based upon the impairment test performed, the Company determined that the carrying value of goodwill exceeded fair value of the one reporting unit on which goodwill was based. As a result, an impairment adjustment was made to fully eliminate the $1,511,358 of goodwill previously carried on the Company’s books. The Company recorded no impairment of goodwill in 2007.

Loss on Conversion of Debt to Equity As consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that the 7% Convertible Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the debenture holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008). In 2006, the Company did not record any loss on debt conversion.

Impairment of Long-Lived Assets. In the year ended September 30, 2007 the Company recorded a $1,837,995 reserve for impairment of assets of the Houston facility that, except for the startup costs and the leasehold costs were moved to the Marshall facility in September of 2007, where they remain idle. The start up cost and the leasehold improvements were impaired in the third quarter of 2007. Subsequent to the third quarter, the Company impaired the value of the equipment to its realizable market value because the Company could not determine with any level of certainty the timing of resuming the production and had no long term sales agreements for ties that could be produced by this equipment. In the comparable period ended October 1, 2006 the Company recorded a reserve of $146,625 for assets that were retired or not in use.

Depreciation and Amortization. Depreciation and amortization expenses were $1,559,105 for the year ended September 30, 2007 compared to $1,452,274 for the prior year. This increase of $106,831 in depreciation is a result of increased depreciation related to plant and equipment additions made subsequent to October 1, 2006 and a write-down of $50,000 related to a technology asset that was determined to be obsolete.

Other Expense. Other expense decreased $901,268 from $3,445,238 in 2006 to $2,543,970 in 2007. This decrease is primarily attributable to (1) decrease in interest expense of $191,486 due to conversion of the 7% Convertible Debentures in March 2007 offset by interest expense on the 8% Convertible Debentures, (2) decrease of $1,066,600 in debt discount and beneficial conversion amortization that for the 7% Convertible Debentures was completely amortized in December 2006 and (3) increase of $50,873 in interest income offset by (a) increase of $77,446 in imputed interest related to issuance of Common Stock for interest and (b) increase in other expense of $353,068 due to a one time gain of $136,000 in December 2005 related to sale of stock in an unaffiliated subsidiary and the non-recurrence of $196,143 in insurance proceeds received in 2006.

RESULTS OF OPERATIONS FOR THE YEAR ENDED SEPTEMBER 30, 2007 AND THE NINE MONTH PERIOD ENDED OCTOBER 1, 2006

The net loss of $12,898,905 for 2007 reflects a decreased loss of $2,583,364 compared to the net loss of $15,482,269 in 2006. This decrease in net loss is primarily a result of (1) reduction in gross loss of $4,577,466, (2) decrease in selling, general and administrative expense of $1,404,093, and (3) decrease in interest expense of $667,662, offset by (a) debt conversion cost of $1,730,358 resulting from the conversion of the 7% Convertible Debentures, (b) increase in the reserve for asset impairment of $1,691,370, (c) increase in depreciation and amortization of $438,676 and (d) increase in other expense of $205,453.

Net Sales. Net product sales increased 204% from $10,621,853 in 2006 to $21,661,240 in 2007 and related to the sale of crossties to our major customers. The increase in net sales was due to the increased production of crossties at the Marshall facility and to a higher sales price per crosstie in 2007 as a result of the amended agreement signed June 21, 2007 with our major customer.

Warranty expense. Warranty expense decreased by $875,707 to $432,768 from $1,308,475 in 2006. The Company records a general estimate for warranty expense based on revenues. In 2006 the Company recorded an additional warranty expense of $1,097,250 related to the return of ties, made in the year 2005, by their customers

Costs and Gross Loss. In 2007 and 2006 the sale of TieTek™ crossties resulted in a gross loss of $1,149,018 and $5,726,484, respectively. The decrease in gross loss is primarily due to higher production volumes, improvements in labor productivity and better quality controls which collectively resulted in a lower production cost per tie, offset by expenses of $300,965 incurred in the resumption of limited production at the Houston facility that was subsequently idled in May 2007 and the relocation of the production equipment to the Marshall facility. In 2006 the Company recorded (1) write down of $742,243 related to certain finished goods and raw material inventory and (2) expenses of $220,889 related to the resumption of Houston production.

Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities and equipment leasing, and plant burden including salaries and benefits, facility costs and insurance. Our ability to lower costs will depend on achieving economies of scale through more efficient levels of production with the same or lower levels of staffing, on improving yields and quality of raw materials and other production efficiencies as production levels rise and operations stabilize.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1,404,093 to $4,078,459 in 2007 from $5,482,552 in the nine months ended October 1, 2006. This decrease was primarily due to (1) reduction in stock option compensation expense of $1,676,027 due to lower stock option and restricted stock expense of ($74,225) partly related to reversal of $540,512 for options that had expired prior to vesting and that had been recognized in the prior year compared to the expense of $1,601,802 in the same period last year, (2) decrease in marketing expense of $370,312 related to reversal of accrued marketing expense of $149,000 that was recorded in 2006 compared to the previous year expense of $253,400, (3) reduction of $353,877 in repairs and maintenance expense partly due to non recurrence of $64,062 of expenses related to the Houston relocation in 2006, and (4) reduction in legal, accounting, statutory filing and consulting expense of $61,663 offset by (a) $65,314 increase in insurance and taxes, (b) increase in wages and salaries related to additional employees of $840,297 and (c) increase in bad debt expense of $104,829

We anticipate that selling, general and administrative expenses may increase in the future to expand the Company’s sales and marketing efforts and to increase production of TieTek™ crossties.

Loss on Conversion of Debt to Equity As consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that the 7% Convertible Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the debenture holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008). In 2006, the Company did not record any loss on debt conversion.

Impairment of Long-Lived Assets. In the year ended September 30, 2007 the Company recorded a $1,837,995 reserve for impairment of assets of the Houston facility that, except for the startup costs and the leasehold costs were moved to the Marshall facility in September of 2007, where they remain idle. The start up cost and the leasehold improvements were impaired in the third quarter of 2007. Subsequent to the third quarter, the Company impaired the value of the equipment to its realizable market value because the Company could not determine with any level of certainty the timing of resuming the production and had no long term sales agreements for ties that could be produced by this equipment. In the comparable period ended October 1, 2006 the Company recorded a reserve of $146,625 for assets that were retired or not in use.

Depreciation and Amortization. Depreciation and amortization expenses were $1,559,105 for 2007 compared to $1,120,429 for the nine months ended October 1, 2006. This increase of $438,676 is the result of twelve months expense in 2007 as compared to nine months in 2006, depreciation expense related to plant and equipment additions made subsequent to October 1, 2006 and a write-down of $50,000 related to a technology asset that was determined to be obsolete.

Other Expense. Other expense decreased $462,209 from $3,006,179 in 2006 to $2,543,970 in 2007. This decrease is primarily attributable to (1) decrease of $858,140 in debt discount and beneficial conversion amortization that for the 7% Convertible Debentures was completely amortized in December 2006 and (2) increase of $52,697 in interest income offset by (a) increase of $77,446 in imputed interest related to issuance of Common Stock for interest, (b) increase in interest expense of $148,402 due to interest for twelve months compared to nine months in 2006 offset by conversion of 7% Convertible Debentures in March 2007 and (c) reduction in other income of $205,453 due to the non-recurrence of $196,143 in insurance proceeds received in 2006.

Liquidity and Capital Resources

For the year ended September 30, 2007, the Company used $4,897,808 in cash in its operations. To determine the use of cash in operations, the Company reduces the operating loss by certain non-cash items that make up a part of the operating loss and increases the operating loss by certain items that do not constitute part of the operating loss. The non-cash items that reduce the operating loss are as follows: (i) issuance of Common Stock in payment of interest costs valued at $2,005,839, (ii) amortization of debt discount and beneficial conversion feature of debentures valued at $619,043, (iii) depreciation and amortization of $1,559,105, (iv) stock option and restricted stock compensation expense of ($74,225), (v) loss on debt conversion of $1,730,358, (vi) provision for warranty expense of $432,768, (vii) provision for doubtful accounts of $50,000 and (viii) impairment of long lived assets of $1,837,995.

The items that increase/decrease the operating loss to determine cash used in operations are changes in current assets and liabilities and other assets. The changes that occurred are as follows: (i) accounts receivables decreased by $612,087 because we delivered and collected on our quarterly order from our largest customer before year end, (ii) inventories increased by $834,451 due to increase in finished goods and (iii) accounts payable, accrued interest and accrued expenses increased by $42,047 primarily due to increase in the reserve for anticipated expenses related to product replacements.

Financing activities provided cash of $5,500,000 in 2007 and $11,704,033 in 2006. In 2007, cash was provided from the sale of 84,746 shares of Common Stock for net proceeds of $500,000, from the March 2007 Bridge Loan in the amount of $2,000,000 and the issuance of the 8% Convertible Debentures in the amount of $3,000,000. In 2006 cash was provided from the issuance of the 7% Convertible Debentures in the amount of $6,500,000, and the sale of 932,203 shares of Common Stock for net proceeds of $5,492,500.

We had a cash balance of $3,839,787 and negative working capital of $271,843 as of September 30, 2007. For the year ended September 30, 2007, we incurred a net loss of $12,898,905. During 2007, negative cash flow from operations averaged approximately $408,000 per month. We continued to incur losses in the first quarter of the fiscal year ending September 28, 2008, and it is anticipated that such losses will continue in the near future. Our ability to fund working capital deficits, operating losses, capital expenditures and debt obligations and to maintain adequate liquidity depends on a number of factors not within our control, including our ability to maintain production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. While the Company obtained $3,000,000 in financing, in July 2007, by the issuance of 8% Convertible Debentures (see Note 6—Notes to Consolidated Financial Statements), the Company will likely be required to obtain additional financing to fund capital expenditure for the expansion of production capacity and repay its debts. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable it to fund its operations and repay its debt.

Our inability to achieve any of the aforementioned factors could have a material and adverse effect on the Company’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, we may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on our ability to generate cash flow from operations, obtain adequate sources of debt or equity funding to meet current and future commitments and fund the continuation of our business operations. We believe that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2008, and to fund the expansion of production capacity. As of the date of this report, we have no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of our current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of our independent public accountants which accompanies the consolidated financial statements includes an explanatory paragraph with respect to these risks.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Debt

Construction Loan

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000. An amendment to the Construction Loan note made as of July 24, 2007, resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through September 30, 2007 the Company has paid all interest in shares of Common Stock.

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

During the year ended September 30, 2007 the Company issued a total of 185,428 shares of its Common Stock in payment of interest of $993,611 that had accrued for the period July 1, 2006 to June 30, 2007.

During the nine month period ended October 1, 2006 the Company issued a total of 171,842 shares of its Common Stock in payment of interest of $743,167 that had accrued for the period October 1, 2005 through June 30, 2006.

Subsequent to September 30, 2007, the Company issued a total of 120,099 shares of its Common Stock in payment of interest of $ 250,444 that had accrued for the period July 1, 2007 to September 30, 2007.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of September 30, 2007 and the date of this report.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the year ended September 30, 2007 the Company accrued interest expense of $80,662 for the period March 7, 2007 to September 30, 2007.

Sale of Securities

Under a Securities Purchase Agreement dated January 12, 2007 the Company issued 84,746 shares of its Common Stock at $5.90 per share (the “January Shares”) and warrants to purchase up to 42,373 shares of Common Stock at $7.20 per share (“January Warrants”). The warrants are exercisable at any time, in whole or in part, into shares of Common Stock and are also, subject to adjustment pursuant to antidilution provisions of the warrants as a result of which the exercise price was reduced to $4.00 per share. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $4.00 per share. Pursuant to a provision in the 8% Convertible Debentures, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment was 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. The conversion price is also subject to adjustment for certain dilutive events. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued is less than the then effective conversion price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon a conversion of the 8% Convertible Debentures to Common Stock.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of its Common Stock, valued at the average of the daily volume weighted average price of the Common Stock for the 20 days prior to the date such interest payment is due.

In connection with the issuance of the 8% Convertible Debentures the Company issued warrants to purchase up to 375,000 shares of Company’s Common Stock (the “July 2010 Warrants”). The original exercise price of the July 2010 Warrants was $4.00 per share. Pursuant to a provision of such warrants, the exercise price was adjusted to $1.01 on December 8, 2007. Such adjustment was based on 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. The exercise price and the number of shares of Common Stock that can be purchased upon exercise of the warrants are also subject to adjustment for certain dilutive events. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the exercise price and an increased number of shares that can be exercised when the volume weighted average price of the Common Stock issued is less than the then effective exercise price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore if the market price of the Company’s Common Stock declines, the exercise price and the number of shares of Common Stock that can be purchased upon the exercise of the warrants will in turn decline and increase respectively, resulting in potential significant dilution to existing shareholders, if the July 2010 Warrants are exercised.

Executive Compensation.

As of April 5, 2007 Mr. Neal Kaufman resigned as Chief Executive Officer of the Company. Mr. Kaufman had 225,000 stock options that had vested as of the date of his resignation. All vested options were required to be exercised prior to August 31, 2007. Mr. Kaufman did not exercise those options and such options expired. The

Company had agreed to issue Mr. Neal Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. As of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. Effective October 10, 2007, Mr. Kaufman agreed to receive $168,000 instead of the $336,000 worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. In applying the new accounting model prescribed in FIN No. 48, companies are required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to the assessment of challenge under relevant tax statutes. The Company will be required to adopt FIN No. 48 beginning in fiscal 2008. Management is currently assessing the effect of FIN No. 48 on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 11, (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. We have not yet determined the impact, if any, that SFAS 159 will have on our financial position or results of operations.

Factors Which May Affect Future Operating Results

The following factors, along with the other matters discussed in this report, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We incurred an accumulated deficit from inception to September 30, 2007 of $117,625,706. Until we are able to generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. There can be no assurance that our operations will produce operating profits. Thus, we may have to continue funding future cash needs through financing activities. We do not know if we can be successful in raising additional capital through financing activities.

Capital Needs. As of September 30, 2007 the Company had a cash balance of $3,839,787 and a negative working capital balance of $271,843. The Company is continuing to incur losses in the first quarter of the fiscal year ending September 28, 2008. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficits, operating losses, capital expenditures and debt obligations and to maintain adequate liquidity depends on a number of factors not within its control, including the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. While the Company obtained $3,000,000 in financing in July 2007, by the issuance of 8% Convertible Debentures (see Note 6—Notes to Consolidated Financial Statements), the Company will likely be required to obtain additional financing to fund capital expenditure for the expansion of production capacity and repay its debts. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable it to fund its operations and repay its debt.

Our inability to achieve any of the aforementioned factors would have a material and adverse effect on the Company’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, we may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations and obtain adequate sources of debt or equity funding to meet current and future commitments. We believe that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2008, and to fund the expansion of production capacity in our Marshall facility. As of the date of this report, we have no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of our current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants which accompanies the consolidated financial statements includes an explanatory paragraph with respect to these risks.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, its consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Loss of Production. The equipment in the Houston facility was moved to the Marshall, Texas facility in October 2007. It will require additional capital expenditures to resume its operation. We anticipate that such expenditure will not be made until we achieve a sufficient backlog of sales.

We have replaced or upgraded certain equipment on our two production lines at the Marshall facility and continue to implement process improvements and technical upgrades. We will incur temporary cessations of production due to planned maintenance of our equipment and we will likely incur some production delays and temporary cessation of operations due to unplanned equipment failures. Temporary cessation of production due to planned maintenance and unplanned equipment failures can materially impact our ability to meet production goals and thus decrease sales and cash flow from operations.

Quality of Manufactured Ties. The nature of the composite tie manufacturing process is not exact. Consequently a percentage of ties that are produced are classified as poor quality ties and are recycled in the production process. During 2007, we developed additional procedures to expand and refine our quality and product testing processes. While we strive to identify and address production issues, we may not be able to totally eliminate all production issues that result in some poor quality ties. In 2006, we agreed, as an accommodation to our customers, to the return and replacement of a significant number of ties that had been manufactured in 2005. We established reserves for the return of these ties.

Availability, Costs and Quality of Raw Material. The raw materials in the TieTek™ formula are available from multiple sources at relatively stable prices, except for recycled plastic, which has cyclical variation in supply, quality and cost. During the fiscal year ended September 30, 2007, the cost of recycled plastic remained at high levels. We increased the sales price of our ties to compensate for the increased cost of plastics in our crossties, which most customers agreed to pay. Our inability to secure supplies of raw materials at acceptable costs, to pass along increased costs to our customers or to improve the quality of recycled plastic could have a material adverse effect on our business, results of operations and financial condition.

Substantial Dilution. We are presently authorized to issue 30,000,000 shares of Common Stock, of which 9,237,260 shares were outstanding as of September 30, 2007. As of September 30, 2007, we may be required to issue up to 6,370,923 additional shares of our Common Stock as a result of the following: the exercise of all outstanding warrants and options totaling 2,584,833; the conversion of all shares of Series CC to Common Stock totaling 2,925,834; the issuance of 110,256 restricted shares to Neal Kaufman and the conversion of the 8% Convertible Debentures totaling 750,000. In addition, we have the right through July 1, 2008 to pay interest due on the Construction Loan and are required to pay interest on the 8% Convertible Debentures by issuing shares of our Common Stock. In particular, the conversion price of the 8% Convertible Debentures (“Conversion Price”) and the exercise price (“Exercise Price”) and number of shares of Common Stock that can be purchased upon exercise of the July 2010 Warrants are subject to adjustment for certain dilutive events, among which is the issuance of Common Stock in payment of interest expense. When the volume weighted average price of the Common Stock issued is less than the then effective Conversion Price and Exercise Price are reduced to the volume weighted average price of the Common Stock. The Company anticipates that it will continue to issue Common Stock in payment of interest for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the Conversion Price and the Exercise Price will in turn decline, resulting in potential significant additional dilution to existing shareholders, if the 8% Convertible Debentures are converted to Common Stock and/or the July 2010 Warrants are exercised.

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

Volatility of Share Price; Limited Trading Market. The market price of our Common Stock is highly volatile. Our securities have a very limited trading market, and there is a very small public float in our shares, thus trades of our stock in relative small amounts can have an immediate effect on the price.

Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock.

Dependence on Key Customer. More than 90% of total revenues for the nine month period ended October 1, 2006 and the fiscal year ended September 30, 2007 were derived from sales to one customer. On June 21, 2007 we executed a letter agreement with our major customer that provides during the period June 1, 2007 through December 31, 2008, we will sell a minimum of 50,000 crossties per calendar quarter, with the number of crossties sold in the first quarter of the above mentioned period prorated based on the actual months in the quarter. The sales price of the crossties is subject to downward adjustments based on the average cost to TieTek to manufacture the customer’s tie in each quarter.

The loss of this customer would have a material adverse effect on our financial condition and results of operations. No assurances can be given regarding the quantity, or that the sales price paid by such customer in future periods will allow the Company ultimately to achieve profitability.

Need to Manage Growth. The growth necessary to attain profitability is expected to place a significant strain on our managerial, operating and financial resources. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition and Risk of Technological Obsolescence. Many of our wood tie and other potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of crossties similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

Technology Rights. We own patents covering the TieTek™ technology and also rely on secrecy and confidentiality agreements to maintain the proprietary nature of our technology. In addition, we continue to research and seek additional patent coverage regarding the product and manufacturing process technology. We may also seek patent protection in these and other areas in the future. In general, the application of the patent laws to our potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, we may not be able to protect the patents which have been issued. If we are unable to maintain the proprietary nature of our technology, our financial condition and results of operations could be materially and adversely affected. In addition, we may seek licenses of other technologies in order to develop, manufacture and market certain technologies in the future. However, we may not be able to obtain necessary licenses, or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

Sales and Marketing. We market the TieTek™ crosstie and other related products in the U.S. and intend as well to market our products in other parts of the world. Typically, we sell to senior level technical and purchasing officials. In the future, to successfully market to other railroads and other industries, we may elect to expand our sales force, license distribution rights to third parties, joint venture with industry partners, and employ other business and marketing combinations. There can be no assurance that we will be able to expand such a sales force, find appropriate licensees or joint ventures, or that our sales and marketing efforts will be successful.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of North American Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2007 and the nine-month period ended October 1, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not with a purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc and subsidiaries as of September 30, 2007, and the consolidated results of their operations and their cash flows for the year ended September 30, 2007 and for the nine month period ended October 1, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has used significant cash flows in operating activities and has liabilities significantly in excess of assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    KBA GROUP, LLP

Dallas, Texas

December 21, 2007

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$3,839,787
Accounts receivable, net of allowance of $50,000	693,155
Inventories, net	2,565,205
Prepaid expenses and other	6,555

Total Current Assets	7,104,702
Property and equipment, net	9,238,227
Patents and purchased technologies, less accumulated amortization of $1,149,020	912,220
Other assets	366,828

Total Assets	$17,621,977

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,339,035
Accrued expenses	2,169,983
Accrued warranty costs	2,488,560
Accrued interest	373,106
Note payable – insurance	5,861

Total Current Liabilities	7,376,545
Bridge loan, including $1,872,727 to related parties	2,000,000
8% convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $1,336,008	1,663,992
Note payable to Opus 5949 LLC, a related party	14,000,000

Total Liabilities	25,040,537
Commitments and Contingencies
Stockholders’ Deficit:
Convertible Preferred Stock, 1,000,000 shares authorized; Series CC $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684
Common Stock, $.001 par value, 30,000,000 shares authorized; 9,237,260 shares issued and outstanding	9,238
Additional paid-in capital	101,424,224
Accumulated deficit	(117,625,706)

Total Stockholders’ Deficit	(7,418,560)

Total Liabilities and Stockholders’ Deficit	$17,621,977

The accompanying notes are an integral part of this consolidated financial statement

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,	Nine Month Period Ended October 1,
	2007	2006
Sales	$21,661,240	$10,621,853
Warranty expense	432,768	1,308,475
Cost of goods sold (exclusive of depreciation shown below)	22,377,490	15,039,862

Gross Loss	(1,149,018)	(5,726,484)
Selling, general and administrative expenses	4,078,459	5,482,552
Loss on conversion of debt to equity	1,730,358	—
Impairment of long-lived assets	1,837,995	146,625
Depreciation and amortization	1,559,105	1,120,429

Operating Loss	(10,354,935)	(12,476,090)
Other Expense:
Interest expense, net	(2,518,604)	(3,186,266)
Other, net	(25,366)	180,087

Total Other Expense, net	(2,543,970)	(3,006,179)

Net Loss	(12,898,905)	(15,482,269)

Net Loss Available to Common Stockholders	$(12,898,905)	$(15,482,269)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share – basic and diluted	$(1.73)	$(3.83)

Weighted Average Number of Common Shares outstanding – basic and diluted	7,472,293	4,045,409

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEAR ENDED SEPTEMBER 30, 2007 AND NINE MONTH PERIOD ENDED OCTOBER 1, 2006

	Convertible Preferred Stock		Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	54,364	$8,813,750	3,797,999	$3,798	$74,187,361	$(89,244,532)	$(6,239,623)
Issuance of common stock for payment of interest	—	—	307,292	307	1,573,516	—	1,573,823
Warrants issued with 7% convertible debentures	—	—	—	—	812,772	—	812,772
Beneficial conversion feature of 7% convertible debentures	—	—	—	—	812,772	—	812,772
Common stock issued for cash			932,203	932	5,491,568	—	5,492,500
Stock option compensation expense	—	—	—	—	1,262,885	—	1,262,885
Net Loss	—	—	—	—	—	(15,482,269)	(15,482,269)

Balance, October 1, 2006	54,364	8,813,750	5,037,494	5,037	84,140,874	(104,726,801)	(11,767,140)

Issuance of common stock for payment of interest	—	—	353,471	354	2,005,485	—	2,005,839
Common stock issued for cash	—	—	84,746	85	499,915	—	500,000
Conversion of preferred stock into common stock	(324)	(40,066)	15,000	15	40,051	—	—
Conversion of 7% convertible debentures into common stock	—	—	3,426,113	3,426	11,496,574	—	11,500,000
Issuance of common stock for accelerated interest related to 7% convertible debentures	—	—	320,436	320	1,730,037	—	1,730,358
Warrants issued with 8% convertible debentures	—	—	—	—	707,298	—	707,298
Beneficial conversion feature of 8% convertible debentures	—	—	—	—	707,298	—	707,298
Stock option compensation expense	—	—	—	—	96,692	—	96,692
Net Loss	—	—	—	—	—	(12,898,905)	(12,898,905)

Balance, September 30, 2007	54,040	$8,773,684	9,237,260	$9,238	$101,424,224	$(117,625,706)	$(7,418,560)

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2007	Nine Month Period Ended October 1, 2006

Cash flows from operating activities:
Net loss	$(12,898,905)	$(15,482,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and beneficial conversion feature of Debentures and warrants	619,403	1,477,543
Issuance of common stock in payment of interest	2,005,839	1,573,823
Loss on debt conversion	1,730,358	—
Provision for warranty expense	432,768	1,308,475
Provision for doubtful accounts	50,000	—
Depreciation and amortization	1,559,105	1,120,429
Stock option and restricted stock compensation expense	(74,225)	1,601,802
Impairment of long-lived assets	1,837,995	146,625
Changes in assets and liabilities:
Accounts receivable	612,087	(1,308,028)
Inventories	(834,451)	836,622
Prepaid expenses and other current assets	(6,555)	393,820
Other assets	26,727	(10,224)
Accounts payable and accrued expenses	81,827	1,668,265
Accrued warranty costs	48,238	(55,621)
Accrued interest	(88,019)	121,237

Net cash used in operating activities	(4,897,808)	(6,607,501)

Cash flows from investing activities:
Purchase of patents and other assets	(22,291)	(18,430)
Purchase of property and equipment	(985,514)	(832,752)

Net cash used in investing activities	(1,007,805)	(851,182)

Cash flows from financing activities:
Proceeds from sale of common stock	500,000	5,492,500
Net payment on note payable—insurance	—	(288,467)
Proceeds from Bridge Loan, including $1,872,727 from related parties	2,000,000	—
Proceeds from issuance of debentures, including $2,809,110 and $6,100,000 from related parties	3,000,000	6,500,000

Net cash provided by financing activities	5,500,000	11,704,033

Net increase (decrease) in cash and cash equivalents	(405,613)	4,245,350
Cash and cash equivalents, beginning of period	4,245,400	50

Cash and cash equivalents, end of period	$3,839,787	$4,245,400

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered composite railroad crossties through its 100% owned subsidiary TieTek LLC. The Company’s composite railroad crosstie is a direct substitute for wood crossties, but with a longer expected life and with several environmental advantages. The Company began commercial manufacturing and shipping of crossties during the third quarter of 2000.

On January 1, 2006, the Company elected to use a 52/53 week accounting period for its fiscal periods that will end on the Sunday closest to the end of each calendar quarter. The Company also changed its fiscal year-end from December 31 to the Sunday closest to the end of the third calendar quarter.

We have incurred an accumulated deficit from inception to September 30, 2007 totaling $117,625,706. Until we are able to generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

The market price of our Company shares is volatile because the Company has very small public float and a limited trading market. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock.

We are dependent on the sales to one major customer. The loss of our major customer, Union Pacific Railroad Company, would have a material adverse effect on our financial condition and results of operations.

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and related assumptions include the assessment of the warranty provision, the impairment of long-lived assets and valuation of equity instruments. Actual results could materially differ from those estimates.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of NATG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents—The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Inventories—Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (last-in, first-out) or market. Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and any impairment, to reflect recoverable amounts. Costs represent the purchase price paid plus any directly attributable costs of bringing the asset to working condition for its intended use. Expenditures for normal repairs and maintenance are charged to expense as incurred. Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset. Fixed assets are depreciated by the straight-line method for financial reporting purposes over their estimated useful lives, ranging as follows:

Buildings	20 to 40 years
Machinery and equipment	10 to 15 years
Furniture, fixtures and other	3 to 10 years

Patents—Patents are stated at cost, less accumulated amortization. Patent costs are amortized using the straight-line method over their remaining lives, ranging from fifteen to twenty years. Amortization expense was $165,864 and $86,000 for year ended September 30, 2007 and the nine month period ended October 1, 2006 respectively. Estimated annual amortization expense for future periods is approximately $115,000.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of timing differences between financial reporting amounts and the income tax basis of assets and liabilities. Tax benefits are subject to a valuation allowance for financial reporting purposes to the extent of the likelihood that the deferred tax assets may not be realized.

Loss Per Common Share—Basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities on an as if converted basis, if any. For the year ended September 30, 2007 and the nine month period ended October 1, 2006, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted net loss per common share available to common stockholders. See Note 8 for potentially dilutive securities.

Revenue Recognition—The Company recognizes revenue from the sale of crossties at the time of shipment or when title passes to the customer. In the case of ties sold to its major customer, the Company recognizes revenue upon transfer of title, which occurs upon delivery at our plant and acceptance by the customer. Costs incurred for shipping and handling of finished products are classified as cost of goods sold.

Employee Stock Options —Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107, which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company’s financial statements for the year ended September 30, 2007 and the nine month period ended October 1, 2006, reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

Stock-based compensation expense recognized under SFAS 123R for the year ended September 30, 2007 and the nine month period ended October 1, 2006 was $ (74,225) and $1,601,802, respectively. The year ended September 30, 2007 includes the reversal of compensation expense of $370,512 for options that expired prior to vesting.

For options granted, the Company’s assumption of expected volatility for valuing options using the Black-Scholes model is based on the historical volatility of the Company’s stock price for the estimated term through the date of the option grant. The expected dividend yield is zero because the Company has not made any dividend payments in its history and does not plan to pay dividends in the foreseeable future.

The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the date of grant. The expected forfeiture rate is the estimated percentage of options granted that are not expected to become fully vested. The estimate is based on historical experience and will be adjusted as necessary to match the actual forfeiture experience. The following are the assumptions used in the Black-Scholes valuation model for the periods indicated:

	Year ended September 30, 2007	Nine months ended October 1, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	5%	4.75% - 5%
Expected volatility	94% to 137%	137% to 205%
Expected life (in years)	5 - 10	5 - 10
Expected forfeiture rate	5%	5%

Fair Market Value of Financial Instruments—The Company’s financial instruments include notes payable and debentures. The carrying values of these instruments approximate market values because the rates of return and borrowing rates for notes payable are similar to other financial instruments with similar credit risks and terms.

Impairment of Long-Lived Assets—We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

Concentration of Credit Risk—Credit risk is limited to cash in banks and accounts receivable from customers. The Company does not require collateral from its customers. The Company evaluates its accounts receivable for collectibility on a regular basis for collectibility and provides for an allowance for potential credit losses as necessary. As of September 30, 2007 approximately 86% of the accounts receivable balance was due from one major customer. The Company maintains cash in bank accounts which at times exceeds federally insured limits. The Company maintains its cash in high quality financial institutions and does not believe any undue risk is associated with its cash balances.

Deferred Debt Costs—As of September 30, 2007, capitalized debt issuance costs related to the debt to Opus 5949 LLC (See Note 6) were included in other assets and are being amortized over the term of the debt. Deferred costs and accumulated amortization at September 30, 2007 were $371,475 and $136,316 respectively.

Warranty Reserve—While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable.

In addition, the Company records a general estimate for warranty expense based on revenues. The warranty reserve is reviewed periodically to reflect actual experience. The balance of the warranty accrual at September 30, 2007 and October 1, 2006 totaled $2,488,560 and $2,007,554 respectively.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. In applying the new accounting model prescribed in FIN No. 48, companies are required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years , that are still subject to the assessment of challenge under relevant tax statutes. The Company will be required to adopt FIN No. 48 beginning in fiscal 2008. Management is currently assessing the effect of FIN No. 48 on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. Management is currently assessing the effect, if any, that SFAS 159 will have on the Company’s consolidated financial statements.

NOTE 2—GOING CONCERN

As of September 30, 2007 the Company had a cash balance of $3,839,787 and a negative working capital balance of $271,843. During the year ended September 30, 2007 and the nine month ended October 1, 2006, the Company incurred net loss of $12,898,905 and $15,482,269, respectively. During these same periods the Company used cash flows in operating activities of $4,897,808 and $6,607,501 respectively. The Company is continuing to incur losses in the first quarter of the fiscal year ending September 28, 2008. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficits, operating losses, capital expenditures and debt obligations and to maintain adequate liquidity depends on a number of factors not within its control, including the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, obtaining raw materials at reasonable prices and continuing to collect accounts receivable in a timely manner. While the Company obtained $3,000,000 in financing, in July 2007, by the issuance of 8% Convertible Debentures (see Note 6), the Company will likely be required to obtain additional financing to fund capital expenditure for the expansion of production capacity and to repay its debts. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable the Company to fund operations and repay debt.

The Company’s inability to achieve any of the aforementioned factors would have a material and adverse effect on it’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, we may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations and obtain adequate sources of debt or equity funding to meet current and future commitments. Management believes that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2008, and to fund the expansion of production capacity in the Marshall facility. As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants which accompanies the consolidated financial statements includes an explanatory paragraph with respect to these risks.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3—INVENTORIES

Inventories are stated at the lower of cost or market and consists of the following:

September 30, 2007
Raw materials	$1,734,432
Finished goods	1,096,744

Total inventory	2,831,176
Less: Reserve for obsolete inventory	(265,971)

Total inventory, net	$2,565,205

Raw materials, as of September 30, 2007, include $924,909, which is the cost of materials of returned ties and ties that did not meet the Company’s or customers’ quality standards. Most of these ties will be reprocessed as raw materials in the crosstie manufacturing process.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

September 30, 2007
Machinery and equipment	$11,542,735
Building and land	2,386,921
Furniture, fixtures and other	311,732

Total property and equipment	14,241,388
Less accumulated depreciation	(5,003,161)

Total property and equipment, net	$9,238,227

For the year ended September 30, 2007 and the nine month period ended October 1, 2006, depreciation expense totaled $1,349,091 and $999,721, respectively.

For the year ended September 30, 2007, the Company, pursuant to its impairment policy, performed an impairment analysis of property and equipment and patents and purchased technologies. Such analysis was based on the undiscounted cash flows estimated to be generated by those assets. As a result of that analysis, the Company recorded a $1,837,995 charge for impairment of the Houston plant assets.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the year ended September 30, 2007 and the nine month period ended October 1, 2006:

	September 30, 2007	October 1, 2006
Balance at beginning of period	$2,007,554	$754,700
Accrual for warranty expense	432,768	1,308,475
Product returns to raw material inventory	483,042	—
Warranty costs incurred	(434,804)	(55,621)

Balance at end of period	$2,488,560	$2,007,554

While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable.

In addition, the Company records a general estimate for warranty expense based on revenues. The warranty reserve is reviewed periodically to reflect actual experience. During the year ended September 30, 2007, the Company recorded an additional provision of $483,042 for ties that were returned.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to

July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through September 30, 2007 the Company has paid all interest in shares of Common Stock.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of September 30, 2007 and the date of this report.

During the year ended September 30, 2007 the Company issued a total of 185,428 shares of its Common Stock in payment of interest of $993,611 that had accrued for the period July 1, 2006 to June 30, 2007.

During the nine month period ended October 1, 2006 the Company issued a total of 171,842 shares of its Common Stock in payment of interest of $743,167 that had accrued for the period October 1, 2005 through June 30, 2006.

Subsequent to September 30, 2007, the Company issued a total of 120,099 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period July 1, 2007 to September 30, 2007.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the year ended September 30, 2007 the Company accrued interest expense of $80,662 for the period March 7, 2007 to September 30, 2007.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures accrued interest at 7% per annum and as a result of an amendment dated September 15, 2006 were payable in full on July 1, 2008.

Effective as of March 7, 2007, the Company and all of the debenture holders of the Company’s 7% Convertible Subordinated Debentures, due July 1, 2008 (“7% Convertible Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment (“Conversion Agreement”) pursuant to which each holder agreed to convert all of its 7% Convertible Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 3,426,113 shares of Common Stock (“Conversion Shares”) to the holders of the 7% Convertible Debentures.

As consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that the debentures would have earned if they had been held through maturity. Accordingly, the Company recorded debt conversion expense of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008).

Under the terms of the Conversion Agreement, the Company is obligated to issue additional shares of Common Stock to the holders if, in connection with its proposed financing of no less than $11.6 million, it sells or grants any option to purchase, or otherwise disposes of or issues, any Common Stock or Common Stock equivalents. If the price of any security issued in such financing entitles the acquirer to acquire shares of Common Stock at a price per share less than the conversion price of the 7% Convertible Debentures (such lower price, the “Base Price”), then upon consummation of such financing, the Company will issue to the holders, pro rata, the number of shares of Common Stock equal to the difference between (i) the number of shares of Common Stock received pursuant to the Conversion Agreement and (ii) the number of shares of Common Stock to which the holders would have been entitled if the conversion price of the 7% Convertible Debentures on the date of the Agreement had been equal to the Base Price.

Prior to the conversion, the 7% Convertible Debentures accrued interest at 7% per annum, which interest was payable on October 1, January 1, April 1 and July 1, only in shares of Common Stock, valued at the lower of their respective conversion prices or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment was due.

On the date that the 7% Convertible Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and was being amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date, December 31, 2006. The Company calculated the beneficial conversion feature of the 7% Convertible Debentures to be $966,820.

For the year ended September 30, 2007, the Company recognized $270,407 in interest expense related to the amortization of the beneficial conversion feature. For the nine months ended October 1, 2006 the Company recognized $621,710, in interest expense related to the amortization of beneficial conversion. As of December 31, 2006, the beneficial conversion feature of the 7% Convertible Debentures was fully amortized.

In connection with the issuance of the 7% Convertible Debentures, the Company issued warrants to purchase up to 277,722 and 414,329 shares of the Company’s Common Stock (the “July 2005 Warrants” and the “December 2005 Warrants”), respectively. The original exercise prices of the July 2005 Warrants and the December 2005 Warrants were $4.23 and $3.60 per share, respectively, which have been adjusted in accordance with the antidilution provisions of those warrants.

The July 2005 Warrants have a three-year term ending on July 7, 2008, and the December 2005 Warrants have a three-year term ending December 27, 2008 and are exercisable at any time, in whole or in part. The number of shares exercisable under these warrants and the exercise prices are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The July and December 2005 Warrants also contain customary provisions regarding the conversion of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company, or similar corporate transaction. The Company allocated the proceeds received from debt or convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July 2005 Warrants and the December 2005 Warrants was $608,594 (or $2.20 per warrant) and $812,772 (or $2.00 per warrant), respectively. These amounts were accounted for as a debt discount and were amortized as additional interest expense over the period from the date of issuance to the originally stated maturity date, December 31, 2006.

For the year ended September 30, 2007, the Company recognized $270,407 in interest expense related to the amortization of debt discount. For the year ended October 1, 2006 the Company recognized $855,833 in interest expense related to the amortization of debt discount. As of December 31, 2006, the debt discount amount of the 7% Convertible Debentures was fully amortized.

During the year ended September 30, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 to March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period October 1, 2006 to March 7, 2007.

During the nine month period ended October 1, 2006 the Company issued a total of 135,450 shares of its Common Stock in payment of interest of $830,656 that had accrued for the period October 1, 2005 through June 30, 2006.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock of the Company at a conversion price of $4.00 per share. Pursuant to a provision in the 8% Convertible Debentures, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment was 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. The conversion price is also subject to adjustment for certain dilutive events. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued is less than the then effective conversion price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of its Common Stock, valued at the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due.

On the date that the 8% Convertible Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and will be amortized as additional interest expense over the period from the date of issuance to the stated maturity date. The Company calculated the beneficial conversion feature of the 8% Convertible Debentures to be $707,298.

For the year ended September 30, 2007, the Company recognized $39,295 in interest expense related to the amortization of the beneficial conversion feature.

In connection with the issuance of the 8% Convertible Debentures the Company issued warrants to purchase up to 375,000 shares of Company’s Common Stock (the “July 2010 Warrants”). The original exercise price of the July 2010 Warrants was $4.00 per share. Pursuant to a provision of such warrants, the exercise price was adjusted to $1.01 on December 8, 2007. Such adjustment was 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. The exercise price and the number of shares of Common Stock that can be purchased upon exercise of the warrants are also subject to adjustment for certain dilutive events. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the exercise price and an increased number of shares that can be exercised when the volume weighted average price of the Common Stock issued is less than the then effective exercise price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore if the market price of the Company’s Common Stock declines, the exercise price and the number of shares of Common Stock that can be purchased upon the exercise of the warrants will in turn decline and increase respectively, resulting in potential significant dilution to existing shareholders, if the July 2010 Warrants are exercised.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined the value of the July 2010 Warrants was $707,298 (or $1.89 per warrant) This amount was accounted for as a debt discount and will be amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

For the year ended September 30, 2007, the Company recognized $39,294 in interest expense related to the amortization of debt discount.

During the year ended September 30, 2007 the Company accrued interest of $42,000 for the period July 30, 2007 to September 30, 2007.

Subsequent to September 30, 2007 the Company issued a total of 20,260 shares of its Common Stock in payment of interest of $42,000 that had accrued for the period July 30, 2007 to September 30, 2007.

Debt Maturities

Future principal maturities for long-term debt are as follows at September 30, 2007:

Year ended September 30,
2008	$—
2009	2,000,000
2010	10,350,000
2011	1,400,000
2012	1,400,000
Thereafter	3,850,000

Total future principal payments	$19,000,000

NOTE 7—RELATED PARTY TRANSACTIONS

The transactions set forth below are with parties who are beneficial owners of more than 5% of any class of the Company’s voting securities or who are executive officers of the Company.

See Note 6 for a description of the Construction Loan with Opus, which is a related party through its ownership of common stock.

During the year ended September 30, 2007

During the year ended September 30, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 on the 7% Convertible Debentures that had accrued for the period July 1, 2006 to March 7, 2007. Of the 166,547 shares of Common Stock issued, 90,307 shares were issued to Sponsor Investments LLC (“Sponsor”), 26,340 shares were issued to Crestview Capital Master LLC (“Crestview”), 21,946 shares were issued to Midsummer Investment Ltd (“Midsummer”)and 8,739 shares were issued to Islandia LP (“Islandia”).

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). Of the $2,000,000, the following related parties hold the respective proportions of the Bridge Loan: Crestview $299,513, Herakles $1,174,224; Islandia $113, 636; and Midsummer holds $285,354. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

Effective as of March 7, 2007, the Company issued 3,746,549 shares of Common Stock to all of the holders of the Company’s 7% Convertible Debentures. 3,426,113 shares were issued in payment of $11,500,000, the full principal balance of the debentures and 320,436 shares were issued in payment of $1,075,569 in interest from March 8, 2007 to July 1, 2008, the original maturity dates of the debentures. The following table reflects the principal and interest paid to related parties in this transaction:

Name	Principal	Shares	Interest	Shares
Sponsor Investments	$6,141,288	1,857,738	$574,381	173,750
Crestview Capital Master, LLC	1,831,995	541,845	171,342	50,678
Midsummer Investment Ltd	1,492,399	451,450	139,581	42,223
Islandia LP	594,318	179,781	55,585	16,815

Total	$10,060,000	3,030,814	$940,889	283,466

As of April 5, 2007 Mr. Neal Kaufman resigned as Chief Executive Officer of the Company. Mr. Kaufman had 225,000 stock options to purchase shares that had vested as of the date of his resignation. All vested options were required to be exercised prior to August 31, 2007. Mr. Kaufman did not exercise those options and such options expired. The Company had agreed to issue Mr. Neal Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. As of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. On October 10, 2007, Mr. Kaufman agreed to receive $168,000 instead of the $336,000 worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000.

On July 31, 2007 the Company issued the 8% Convertible Debentures, due July 31, 2010 and July 2010 warrants to purchase 375,000 shares of Common Stock of the Company at $4.00 per share of Common Stock. The following related entities received a portion of the respective debenture amounts and warrants:

Name	Debenture Amount	Warrant Shares
Herakles Investments, Inc.	$1,761,330	220,166
Crestview Capital Master, LLC	449,280	56,160
Midsummer Investment Ltd.	428,040	53,505
Islandia, LP	170,460	21,308

Total	$2,809,110	351,139

During the nine month period ended October 1, 2006

On December 28, 2005, the Company entered into a Securities Purchase Agreement with certain purchasers that included Sponsor, Crestview, Midsummer and Islandia in which the Company agreed to issue the 7% Convertible Debentures and the December Warrants in exchange for $6,500,000. This transaction was funded in January 2006.

During the nine month period ended October 1, 2006 the Company issued a total of 135,450 shares of its Common Stock to the Debenture holders in payment of $454,903 of interest that had accrued for the period October 1, 2005 to June 30, 2006. Of the 135,450 shares of Common Stock issued, Sponsor received 70,512 shares, Crestview received 21,832 shares, Midsummer received 17,137 shares and Islandia received 6,825 shares.

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

Under a Securities Purchase Agreement dated September 15, 2006, the Company issued 932,203 shares of its Common Stock and warrants to purchase up to 466,102 shares of Common Stock (“September Warrants”) in exchange for $5,500,000. Herakles was issued 547,308, Crestview was issued 139,604, Midsummer was issued 133,004 and Islandia was issued 52,966 shares of the Company’s Common Stock. Each of the aforementioned parties also received, respectively, 273,654, 69,802, 66,502 and 26,483 of the 466,102 September Warrants issued in connection with the issuance of the Company’s Common Stock.

On October 6, 2006, the Company entered into a Stock Compensation Plan Agreement with Mr. Neal Kaufman, its former Chief Executive Officer, pursuant to which it agreed to issue $420,000 worth of shares of the Company’s Common Stock (the “Restricted Shares”). The Company agreed to issue those shares to him on the earlier to occur of a change in control of the Company, his death or disability, six months after his termination of employment, or an unforeseen emergency or the first trading day of each calendar quarter in 2008 and 2009. The number of shares to be issued on each payment date will be the amount payable on the payment date divided by the share price.

NOTE 8—STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has one million shares of authorized preferred stock and currently has 54,040 shares of Series CC Preferred Stock issued and outstanding. Each share of Series CC Preferred Stock has a stated value of $1,000 which stated value is convertible into shares of Common Stock at $21.60 per share, for a conversion ratio of approximately 47 shares of Common Stock for each share of Series CC Preferred Stock. The Series CC Preferred Stock has the right to receive dividends on an as-converted basis. No holder is allowed to convert any shares of the Series CC Preferred Stock if, after giving effect to such conversion, the holder and its affiliates would beneficially own in excess of 4.99% of the Common Stock outstanding. A holder may waive this limitation on the number of shares held if the holder provides at least 61 days prior notice of its waiver to the Company.

On November 8, 2004 the Company issued warrants to purchase, at any time during the 54 month period following November 8, 2004, 9,158 shares of Series CC Preferred Stock at a price of $46.30 per share. The Series CC Preferred Stock is in turn convertible into approximately an estimated 423,982 shares of Common Stock.

Common Stock

As of September 30, 2007, the Company had issued and outstanding 9,237,260 shares of its Common Stock.

On July 5, 2007 the holders of a majority of both classes of the Company’s outstanding stock voted to amend the Company’s Certificate of Incorporation to (i) reduced the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduced the number of shares of authorized Preferred Stock from 20 million to one million, and (iii) automatically combined 20 outstanding shares of Common Stock into one share, and such action became effective as of September 7, 2007.

These financial statements reflect the effect of reverse split for all periods presented.

During 2007:

•

On January 12, 2007 the Company issued 84,746 shares of its Common Stock at $5.90 per share (the “January Shares”) and warrants to purchase up to 42,373 shares of Common Stock at $7.20 per share (“January Warrants”). The warrants are exercisable at any time, in whole or in part, into shares of Common Stock and are also , subject to adjustment pursuant to antidilution provisions of the warrants as a result of which the exercise price was reduced to $4.00 per share. The number of shares exercisable and the exercise price under the warrants are subject to adjustment in the event of a stock split, combination, reclassification, stock distribution or dividend. The warrants also contain customary provisions regarding the exercise of the warrants in the event of a consolidation, merger, sale of substantially all the assets of the Company or similar corporate transactions.

•	In February 2007, the Company issued 15,000 shares of Common Stock upon the conversion of 324 shares of the Company’s Series CC Preferred Stock to Common Stock.

•

During the year ended September 30, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 on the 7% Convertible Debentures that had accrued for the period July 1, 2006 to March 7, 2007. These transactions were valued at the conversion prices of the 7% Convertible Debentures.

•

In connection with the conversion of the 7% Convertible Debentures on March 7, 2007, and the payment of interest from March 8, 2007 to July 1, 2008, the Company issued 3,746,549 shares of its Common Stock.

•

In March 2007, the Company issued 1,495 shares to the 7% Convertible Debenture holders to correct the calculation of the number of shares of Common Stock that should have been issued to the debenture holders for interest accrued from January 1, 2006 to March 31, 2006

•

The Company issued 185,428 shares of its Common Stock to Opus in payment of interest on its Construction Loan. These issuances were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance dates of the stock.

During the nine months ended October 1, 2006:

•

The Company issued 171,842 shares of its Common Stock to Opus in payment of interest on its Construction Loan. These issuances were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance of the stock

•

The Company issued 135,450 shares of its Common Stock to the holders of the 7% Convertible Debentures in payment of interest. These transactions were valued at the conversion prices of the 7% Convertible Debentures.

•	The Company issued 932,203 shares of its Common Stock to a group of investors for net cash proceeds of $5,492,500.

Warrants

The Company has warrants outstanding to purchase 2,164,500 common shares that were issued in connection with financing transactions and payments for services. These warrants have exercise prices that range from $3.00 to $77.00, and expire between 2008 and 2011. During the year ended September 30, 2007, the Company issued these warrants in connection the issuance of the 8% Convertible Debentures and the issuance of its Common Stock in January 2007.

The July 2005 Warrants have an exercise price of $4.23, the December 2005 Warrants have an exercise price of $3.60 and the September 2006 Warrants, the January 2007 Warrants have an exercise price of $7.20 and the July 2010 Warrants have an exercise price of $4.00. The exercise prices of these warrants were adjusted to pursuant to the antidilution provisions of these warrants. The July 2005 Warrants, the December 2005 Warrants, September 2006 Warrants , January 2007 Warrants and the July 2010 Warrants expire, if unexercised, on July 7, 2008, December 27, 2008, March 14, 2011 and July 30, 2011, respectively.

Of the 2,164,500 warrants outstanding as of September 30, 2007, 1,839,842 are held by the Company’s major investment group, all of whom individually own more than 5% of any class of the Company’s securities.

The activity for the year ended September 30, 2007 and the nine month period ended October 1, 2006 and the principal terms of the warrants are summarized below:

	2007		2006
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Outstanding at beginning of year	1,796,927	$8.95	935,783	$11.21
Granted	417,373	4.00	880,431	4.82
Exercised	—	—	—	—
Forfeited	(49,800)	11.04	(19,287)	13.00

Outstanding at end of year	2,164,500	$5.49	1,796,927	$8.95

Range of Exercise Price	Number of warrants Outstanding	Average Exercise Price	Exercise through
$ 3.00	85,000	$3.00	July 2008
3.56	414,329	3.56	May 2009
4.00	1,234,979	4.00	July 2011
4.64	277,722	4.64	July 2008
12.00	104,000	12.00	May 2009
20.00	988	20.00	July 2008
26.00	19,704	26.00	May 2009
77.00	27,778	77.00	April 2010

$3.00 – 77.00	2,164,500	$5.49

Future Issuances of Common Stock

At September 30, 2007, the Company had Common Stock reserved for future issuance as follows:

Shares September 30, 2007

Warrants outstanding	2,164,500
Stock options outstanding	420,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
7% Convertible Debentures	—
8% Convertible Debentures	750,000
Restricted Shares	110,256

Total	6,370,923

NOTE 9—STOCK OPTIONS

The 1999 Stock Incentive Plan (the “1999 Plan”) authorizes the Compensation Committee to grant options to attract retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of the Company’s Common Stock, of which a maximum of 50,000 shares may be for incentive stock options. Since 2003 the Company has granted no options under the 1999 Plan. The Company does not intend to issue any additional options under this plan.

The 2005 Stock Option Plan (the “2005 Plan”) authorizes the grant of options to purchase up to 1,250,000 shares, which may be incentive or nonqualified stock options. During 2007 the Company granted options to purchase 224,833 shares under the 2005 Plan. As of September 30, 2007 under the 1999 Plan and 2005 Plan (the “Plans”) there were outstanding options to purchase 420,333 4 420,533 shares of the Company’s Common Stock.

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

Effective January 1, 2006, the Company adopted SFAS 123R, and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to employee stock purchase plans (employee stock purchases) based on estimated fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006.

A summary of shares to be issued and weighted average exercise price related to stock options granted as of September 30, 2007 and October 1, 2006 and changes during the periods ending on those dates is presented below:

	September 30, 2007		October 1, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	728,556	$6.80	47,917	$59.00
Granted	224,833	5.57	693,000	5.40
Exercised	—	—	—	—
Expired or forfeited or cancelled	(533,056)	7.44	(12,361)	139.60

Outstanding at end of year	420,333	$4.68	728,556	$6.80

Options exercisable at year-end	80,000	$5.04	148,056	$26.00

Weighted average grant date fair value of options granted during the year		$5.57		$5.40

The following table summarizes information regarding stock options outstanding at September 30, 2007 under the Plans:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 9/30/2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2007	Weighted Average Exercise Price
$ 2.80	2,500	8.26	2.80	2,500	2.80
3.00	26,500	9.85	3.00	375	3.00
3.40	57,500	8.58	3.40	20,000	3.40
3.60	165,000	9.67	3.60	15,000	3.60
3.80	18,333	8.80	3.80	6,875	3.80
6.20	100,000	8.93	6.20	23,750	6.20
7.60	25,250	9.11	7.60	1,250	7.60
8.00	20,000	8.66	8.00	5,000	8.00
9.00	5,000	8.70	9.00	5,000	9.00
22.00	250	3.66	22.00	250	22.00

$2.80 - 22.00	420,333	9.21	$4.68	80,000	$5.04

As of September 30, 2007, the Company has approximately $922,361of unrecognized compensation cost related to non-vested stock options, which amount is being recognized over a period of three years from the date of the individual grant. During the year ended September 30, 2007 the Company granted 224,833 options to Board members and employees. No options were exercised during the year. The fair value of options vested during the year ended September 30, 2007 totaled $403,500.

NOTE 10—INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets were as follows:

September 30, 2007
Deferred tax assets
Net operating loss carryforwards	$30,492,152
Allowance for doubtful accounts	17,000
Warranty Reserve	846,110
Intangible assets, net	45,054

Gross deferred tax assets	31,400,316

Deferred tax liabilities
Property and equipment	(1,354,630)

Gross deferred tax liabilities	(1,354,630)

Net deferred tax asset	30,045,686
Valuation allowance	(30,045,686)

Net deferred tax assets	$—

At September 30, 2007 the Company provided a 100% valuation allowance for the deferred tax asset because it could not determine whether it was more likely than not that the deferred tax asset would be realized.

At September 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes totaling approximately $89,000,000 which, if not utilized, will expire between 2007 and 2027. Federal tax laws only permit the use of net operating loss carryforwards by the individual entities that originally sustained the losses. Utilization of the net operating loss carryforwards discussed above may be limited in the future due to the change in ownership.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the year ended September 30, 2007 and the nine month period ended October 1, 2006 totaled approximately $728,000 and $394,000 respectively.

In April 2006 the Company entered into a lease agreement for approximately 47,250 square feet of space for a manufacturing facility in Houston, Texas at a base rate of $12,885 for a three year term. In addition to the base rental, the Company is required to reimburse the owner for all property taxes on the property. This lease was terminated by mutual agreement effective October 31, 2007.

Minimum annual rentals under non-cancelable operating leases, including the lease described above, of more than one year in duration are as follows:

Amount
2008	$99,394
2009	99,257
2010	66,077

Total	$264,728

Litigation

From time to time the Company may be involved in various legal actions arising in the normal course of business. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position or results of operations.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 30, 2007 and the nine month period ended October 1, 2006, the Company paid interest totaling $2,005,839 and $1,573,823 respectively, by issuing Common Stock.

During the year ended September 30, 2007 and the nine month period ended October 1, 2006, the Company had the following non-cash investing and financing transactions:

During 2007

•	Issued 185,428 shares of its Common Stock to Opus in payment of interest on its Construction Loan totaling $993,611.

•	Issued 166,547 shares of its Common Stock in payment of interest on the 7% Convertible Debentures totaling $1,012,227.

•	Issued 3,746,549 shares in connection with the conversion of $11,500,000 of 7% Convertible Debentures on March 7, 2007, and the payment of interest of $1,730,358 from March 8, 2007 to July 1, 2008.

•	Issued the 8% Convertible Debentures that had a beneficial conversion feature of $707,298.

•	Issued the July 2010 Warrants that had debt discount of $707,298.

During 2006

•	Issued 171,842 shares of its Common Stock to Opus in payment of interest on its Construction Loan totaling $743,167.

•	Issued 135,450 shares of its Common Stock in payment of interest on the 7% Convertible Debentures totaling $830,656.

•	Issued the 7% Convertible Debentures that had a beneficial conversion feature of $812,772.

•	Issued the December 2005 Warrants that had a debt discount of $812,772.

NOTE 13—MAJOR CUSTOMERS

More than 90% of total revenues for the year ended September 30, 2007 and the nine months ended October 1, 2006 were from sales to one customer. As of September 30, 2007 approximately 86% of accounts receivables were due from one major customer.

NOTE 14—SUBSEQUENT EVENTS

In October 2007 the Company issued 140,359 shares of its Common Stock in payment of $292,444 of interest that accrued on the 8% Debentures and the Construction Loan during the calendar quarter ended September 30, 2007.

As of April 5, 2007 Mr. Neal Kaufman resigned as Chief Executive Officer of the Company. Mr. Kaufman had 225,000 stock options that had vested as of the date of his resignation. All vested options were required to be exercised prior to August 31, 2007. Mr. Kaufman did not exercise those options and such options expired. The Company had agreed to issue Mr. Neal Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. As of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. As a result of an agreement, effective as of October 10, 2007, Mr. Kaufman agreed to receive $168,000 instead of the $336,000 worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000.

Pursuant to provisions in the 8% Convertible Debentures and associated warrants, the respective conversion and exercise price was adjusted to $1.01 on December 8, 2007. Such adjustments were based on 100% of the daily volume weighted average trading price of the Common Stock for 20 trading days immediately preceding December 8, 2007. As a result of these adjustments, the number of shares of Common Stock issuable upon the conversion of the debentures increased by a total of 2,220,297 to 2,970,297 from 750,000, and the shares of Common Stock issuable upon exercise of the warrants increased by 1,110,149 to 1,485,149 from 375,000. As a result of the repricing of the 8% Convertible Debentures, the exercise prices of certain other warrants containing provisions for the adjustment of their exercise prices, were adjusted to amounts ranging from $3.44 to $1.01

The Company is considering the replacement of some ties that were manufactured in 2005. While the Company has not entered into any formal agreements, as of the date of this report, for the replacement of such ties, it estimates a replacement cost of $500,000 is probable. The Company has reviewed the accrued warranty reserve balance of $2,488,560 and determined that it is adequate to absorb such estimated cost.

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

Disclosure Controls and Procedures

NATG’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Controls over Financial Reporting

Subsequent to the evaluation and through the date of this filing of Form 10-KSB for the year ended September 30, 2007, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT—

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 28, 2008.

ITEM 10.	EXECUTIVE COMPENSATION

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 28, 2008.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 28, 2008.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 28, 2008.

ITEM 13.	EXHIBITS—

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2005.

3.10	Certificate of Amendment to the Restated Certificate of Incorporation dated August 27, 2007	Filed herewith.

3.11	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated September 15, 2006	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

4.10	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.1	1999 Stock Incentive Plan	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.2	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.3	Stock Compensation Plan Agreement between the Company and Neal Kaufman dated October 6, 2006	Incorporated by reference to the Company’s Form 8-K filed October 13, 2006.

10.4	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to the Company’s Form 8-K filed December 5, 2002.

10.5	Letter Agreement dated April 25, 2006 with Union Pacific Railroad Company amending Letter of Intent dated February 18, 2002	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 26, 2006.

10.6	Construction Loan Agreement dated as of February 5, 2004 among the Company, TieTek Technologies, Inc., TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.7	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.8	Limited Waiver and First Amendment to Construction Loan Agreement among Opus 5949 LLC, the Company TieTek LLC and Tie Tek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.9	Second Amendment to Construction Loan Agreement dated December 29, 2005 among Opus 5949 LLC, the Company, TieTek LLC and TieTek Technologies, LLC	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.10	Third Amendment to Construction Loan Agreement dated September 18, 2006, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.11	Amended and Restated Promissory Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.12	First Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.13	Second Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated September 18, 2006.	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.14	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.15	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.16	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.17	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.18	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.19	Securities Purchase Agreement dated July 7, 2005 between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.20	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.21	Securities Purchase Agreement dated December 28, 2005 between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP and Islandia, LP	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.22	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.23	Securities Purchase Agreement dated September 15, 2006, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.24	Third Amended and Restated Registration Rights Agreement dated September 15, 2006 among the Company, the Purchasers of the Common Stock under the Securities Purchase Agreement dated September 15, 2006 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.25	Consent, Waiver and Amendment dated September 15, 2006 executed by the parties to the Securities Purchase Agreements dated July 7, 2005 and December 28, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.26	Securities Purchase Agreement dated January 12, 2007 between Company and WD Partners I, LP	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

10.27	Registration Rights Agreement dated January 12, 2007 between the Company and WD Partners I, LP	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

10.28	Form of Conversion Agreement and Amendment dated March 7, 2007 between the Company and the holders of the Company’s 7% Convertible Debentures	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.29	Form of Promissory Notes issued March 7, 2007 in the aggregate principal amount of $2,000,000	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.30	Letter dated June 21, 2007 between Company and Union Pacific Railroad Company regarding the sale of TieTek™ railroad crossties	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.31	Letter dated June 25, 2007 among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena regarding the loan of $500,000 due November 30, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.32	Form of $500,000 promissory note, due November 30, 2007, issued to Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.33	Form of Securities Purchase Agreement dated July 24, 2007, among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.34	Form of 8% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.35	Fourth Amended and Restated Registration Rights Agreement dated July 24, 2007 among the Company, the Purchasers of the 8% Convertible Debentures under the Securities Purchase Agreement dated July 24, 2997 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.36	Third Amendment to Amended and Restated Promissory Note is entered into on July 26, 2007 among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.37	Fourth Amendment to Construction Loan Agreement dated July 26, 2007, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.38	Form of First Amendment to Loan dated March 7, 2007. Consent and Subordination agreement by and among the Company, Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena holders of and to the Company’s $2,000,000 Bridge Loan	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.39	Form of Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.40	Form of 8% Convertible Debenture dated July 30, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.41	First Amendment to Promissory Note in principal amount of $2,000,000 dated March 7, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.42	Settlement Agreement between North American Technologies Group, Inc. and Neal Kaufman dated October 10, 2007	Filed herewith

16	Letter of Ham, Langston & Brezina, LLP	Incorporated by reference to the Company’s Form 8-K filed September 13, 2006.

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2005.

23	Consent of KBA Group, LLP	Incorporated by reference to the Company’s Form 10-KSB for the year ended September 30, 2007and S-8 Registration Statement

31.1	Certification of Alex C. Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Alex C. Rankin, President and Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information responding to this item which is incorporated by reference from the proxy statement of the registrant to be filed with the SEC prior to January 29, 2008.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 31, 2007	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/s/ ALEX C. RANKIN
ALEX C. RANKIN Chief Executive Officer

	By:	/s/ MAHESH S. SHETTY
MAHESH S. SHETTY Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALEX C. RANKIN ALEX C. RANKIN	Chief Executive Officer	December 31, 2007

/s/ MAHESH S. SHETTY MAHESH S. SHETTY	Chief Financial and Accounting Officer	December 31, 2007

/s/ D. PATRICK LONG D. PATRICK LONG	Director	December 31, 2007

/s/ JOSEPH A. ETHRIDGE JOSEPH A. ETHRIDGE	Director	December 31, 2007

/s/ MICHEL AMSALEM MICHEL AMSALEM	Director	December 31, 2007

/s/ BRUCE LEDBETTER BRUCE LEDBETTER	Director	December 31, 2007

/s/ RICHARD GUILTINAN RICHARD GUILTINAN	Director	December 31, 2007

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2005.

3.10	Certificate of Amendment to the Restated Certificate of Incorporation dated August 27, 2007	Filed herewith.

3.11	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.1	Series A Warrant to Purchase Common Stock dated as of December 31, 2003 issued to Crestview Capital Master LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.2	Form of Warrant to Purchase Common Stock dated as of December 31, 2003 issued to CD Investment Partners, Ltd	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.3	Form of Warrant to Purchase Common Stock dated as of March 8, 2004 issued to Purchasers under Securities Purchase Agreement of even date	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.4	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

4.6	Form of Warrant issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

4.7	Form of Warrant issued pursuant to the Securities Purchase Agreement dated September 15, 2006	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

4.8	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

4.9	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

4.10	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.1	1999 Stock Incentive Plan	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 1998.

10.2	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.3	Stock Compensation Plan Agreement between the Company and Neal Kaufman dated October 6, 2006	Incorporated by reference to the Company’s Form 8-K filed October 13, 2006.

10.4	Purchase Agreement between the Company and Union Pacific Railroad dated November 18, 2002	Incorporated by reference to the Company’s Form 8-K filed December 5, 2002.

10.5	Letter Agreement dated April 25, 2006 with Union Pacific Railroad Company amending Letter of Intent dated February 18, 2002	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended March 26, 2006.

10.6	Construction Loan Agreement dated as of February 5, 2004 among the Company, TieTek Technologies, Inc., TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.7	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.8	Limited Waiver and First Amendment to Construction Loan Agreement among Opus 5949 LLC, the Company TieTek LLC and Tie Tek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.9	Second Amendment to Construction Loan Agreement dated December 29, 2005 among Opus 5949 LLC, the Company, TieTek LLC and TieTek Technologies, LLC	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.10	Third Amendment to Construction Loan Agreement dated September 18, 2006, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.11	Amended and Restated Promissory Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.12	First Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.13	Second Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated September 18, 2006.	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.14	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.15	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.16	Common Stock Purchase Agreement dated as of November 8, 2004 with Kevin Maddox, Avalanche Resources, Ltd and the Purchasers named therein	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.17	Exchange Agreement dated as of November 8, 2004 with Sponsor Investments, LLC	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.18	Release and Indemnification Agreement dated as of November 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

10.19	Securities Purchase Agreement dated July 7, 2005 between the Company and Sponsor Investments, LLC, Toibb Investment LLC, Michael Toibb, Islandia, LP, Scott M. and Cheryl L. Hergott Living Trust, Crestview Capital Master, LLC and Midsummer Investment Ltd.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.20	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 7, 2005	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.21	Securities Purchase Agreement dated December 28, 2005 between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP and Islandia, LP	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.22	Form of 7% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated December 30, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.23	Securities Purchase Agreement dated September 15, 2006, between the Company and Sponsor Investments, LLC, Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.24	Third Amended and Restated Registration Rights Agreement dated September 15, 2006 among the Company, the Purchasers of the Common Stock under the Securities Purchase Agreement dated September 15, 2006 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.25	Consent, Waiver and Amendment dated September 15, 2006 executed by the parties to the Securities Purchase Agreements dated July 7, 2005 and December 28, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.26	Securities Purchase Agreement dated January 12, 2007 between Company and WD Partners I, LP	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

10.27	Registration Rights Agreement dated January 12, 2007 between the Company and WD Partners I, LP	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

10.28	Form of Conversion Agreement and Amendment dated March 7, 2007 between the Company and the holders of the Company’s 7% Convertible Debentures	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.29	Form of Promissory Notes issued March 7, 2007 in the aggregate principal amount of $2,000,000	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.30	Letter dated June 21, 2007 between Company and Union Pacific Railroad Company regarding the sale of TieTek™ railroad crossties	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.31	Letter dated June 25, 2007 among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena regarding the loan of $500,000 due November 30, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.32	Form of $500,000 promissory note, due November 30, 2007, issued to Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.33	Form of Securities Purchase Agreement dated July 24, 2007, among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.34	Form of 8% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.35	Fourth Amended and Restated Registration Rights Agreement dated July 24, 2007 among the Company, the Purchasers of the 8% Convertible Debentures under the Securities Purchase Agreement dated July 24, 2997 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.36	Third Amendment to Amended and Restated Promissory Note is entered into on July 26, 2007 among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.37	Fourth Amendment to Construction Loan Agreement dated July 26, 2007, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.38	Form of First Amendment to Loan dated March 7, 2007. Consent and Subordination agreement by and among the Company, Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena holders of and to the Company’s $2,000,000 Bridge Loan	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.39	Form of Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.40	Form of 8% Convertible Debenture dated July 30, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.41	First Amendment to Promissory Note in principal amount of $2,000,000 dated March 7, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.42	Settlement Agreement between North American Technologies Group, Inc. and Neal Kaufman dated October 10, 2007	Filed herewith

16	Letter of Ham, Langston & Brezina, LLP	Incorporated by reference to the Company’s Form 8-K filed September 13, 2006.

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2005.

23	Consent of KBA Group, LLP	Incorporated by reference to the Company’s Form 10-KSB for the year ended September 30, 2007and S-8 Registration Statement

31.1	Certification of Alex C. Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Mahesh S. Shetty, Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Alex C. Rankin, President and Chief Executive Officer, and of Mahesh S. Shetty, Chief Financial Officer, of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith