Form 10QSB
period 2007-12-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2008-02-20
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2007

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

(972) 819-3676

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 10,047,111 common shares outstanding as of February 19, 2008.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I; Financial Information

ITEM 1; Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 30, 2007	September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$2,850,288	$3,839,787
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $50,000	1,999,625	693,155
Inventories, net	2,620,284	2,565,205
Prepaid expenses and other	300,015	6,555

Total Current Assets	7,770,212	7,104,702

Property and equipment, net	8,962,390	9,238,227
Patents and purchased technologies, less accumulated amortization of $1,178,149 and $1,149,020	883,091	912,220

Other assets	357,528	366,828

Total Assets	$17,973,221	$17,621,977

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$3,221,432	$2,339,035
Accrued expenses	1,415,941	2,169,983
Accrued warranty costs	2,612,252	2,488,560
Accrued interest	425,908	373,106
Bridge loan, including $1,872,727 to related parties	2,000,000	—
Note payable—insurance	240,369	5,861

Total Current Liabilities	9,915,902	7,376,545

Bridge loan, including $1,872,727 to related parties	—	2,000,000
8% $3,000,000 convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $2,753,984 and $1,336,008	246,016	1,663,992
Note payable to Opus 5949 LLC, a related party	14,000,000	14,000,000

Total Liabilities	24,161,918	25,040,537

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, 1,000,000 shares authorized; Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common Stock, $.001 par value, 30,000,000 shares authorized; 9,487,875 and 9,237,260 shares issued and outstanding	9,488	9,238
Additional paid-in capital	103,593,390	101,424,224
Accumulated deficit	(118,565,259)	(117,625,706)

Total Stockholders’ Deficit	(6,188,697)	(7,418,560)

Total Liabilities and Stockholders’ Deficit	$17,973,221	$17,621,977

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	December 30, 2007	December 31, 2006
Sales	$7,020,608	$4,028,896
Warranty expense	265,106	77,095
Cost of goods sold (exclusive of depreciation shown below)	5,791,418	5,261,645

Gross Profit (Loss)	964,084	(1,309,844)
Selling, general and administrative expenses	1,087,534	1,790,089
Depreciation and amortization	312,466	371,965

Operating Loss	(435,916)	(3,471,898)
Other Expense:
Interest expense, net	503,637	1,211,598
Other, net	—	(413)

Total Other Expense, net	503,637	1,211,185

Net Loss	(939,553)	(4,683,083)

Net Loss Available to Common Stockholders	$(939,553)	$(4,683,083)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share—basic and diluted	$(0.10)	$(0.91)

Weighted Average Number of Common Shares outstanding—basic and diluted	9,462,651	5,127,797

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(939,553)	$(4,683,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	167,427	540,814
Stock option and restricted stock compensation expense	123,569	234,247
Issuance of common stock for interest	292,444	679,470
Provision for warranty expense	265,106	77,095
Provision for doubtful accounts	—	254,038
Depreciation and amortization	312,466	371,965
Net change in operating assets and liabilities:
Accounts receivable	(1,306,470)	961,789
Inventories	(55,079)	(284,331)
Prepaid expenses and other current assets	(293,460)	(366,860)
Other assets	7,676	7,676
Accounts payable and accrued expenses	296,355	(341,839)
Accrued warranty costs	(141,414)	(113,487)
Accrued interest	52,802	(4,958)

Net cash used in operating activities	(1,218,131)	(2,667,464)

Cash flows from investing activities:
Purchases of patent and other assets	—	(4,324)
Purchase of property and equipment	(5,876)	(383,684)

Net cash used in investing activities	(5,876)	(388,008)

Cash flows from financing activities:
Proceeds from note payable—insurance	398,429	474,950
Payments on note payable—insurance	(163,921)	(150,683)

Net cash provided by financing activities	234,508	324,267

Net decrease in cash and cash equivalents	(989,499)	(2,731,205)

Cash and cash equivalents, beginning of period	3,839,787	4,245,400

Cash and cash equivalents, end of period	$2,850,288	$1,514,195

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for interest in debentures, including imputed interest	$42,000	$429,026
Common stock issued for interest on debt to Opus 5949 LLC, a related party	$250,444	$250,444
Common Stock issued to Neal Kaufman in settlement of termination	$168,000	$—

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

The accompanying consolidated financial statements include the accounts of NATG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The interim consolidated financial statements of NATG and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to present fairly the results of the interim periods, and all such adjustments, unless otherwise stated, are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 30, 2007 and December 31, 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities include options, warrants, and convertible preferred stock, convertible into an aggregate of 9,591,113 and 8,931,429 shares of $0.001 par value common stock (“Common Stock”) at December 30, 2007 and December 31, 2006, respectively.

In October 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax provision will be sustained upon an examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

NOTE 2—GOING CONCERN

As of December 30, 2007 the Company had a cash balance of $2,850,288 and a negative working capital balance of $2,145,690. During the three month period ended December 30, 2007 and the year ended September 30, 2007, the Company incurred net losses of $939,553 and $12,898,905, respectively. During these same periods the Company used cash flows in operating activities of $1,218,131 and $4,897,808 respectively. The Company is continuing to incur losses in the second quarter of the fiscal year ending September 28, 2008. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficit, operating losses, capital expenditures, debt obligations and to maintain adequate liquidity depends on a number of factors not within its control, including the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins and agree upon an orderly schedule for the replacement of warranted ties, obtaining raw materials at reasonable prices, paying cash interest on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”) and continuing to collect accounts receivable in a timely manner. While the Company obtained $3,000,000 in financing, in July 2007, by the issuance of 8% Convertible Debentures (see Note 6), the Company will likely be required to obtain additional financing to fund capital expenditures for the expansion of production capacity, to repay its debts, and fund the replacement of warranted ties, if replaced at one time. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable the Company to fund operations and repay debt.

The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, the Company may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations and obtain adequate sources of debt or equity funding to meet current and future commitments. Management believes that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2008, to pay cash interest expense under the Construction Loan that begins September 30, 2008 and to fund the expansion of production capacity in the Marshall, Texas facility (“Marshall Facility”). As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent registered public accountants accompanying the consolidated financial statements for the fiscal period ended September 30, 2007 also included an explanatory paragraph with respect to these risks.

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

NOTE 3—INVENTORIES

Inventories consist of finished goods (composite railroad crossties) and raw materials and are valued at the lower of cost (first-in, first-out) or market and consisted of the following:

	December 30, 2007	September 30, 2007
Raw materials (1)	$1,794,916	$1,734,432
Finished goods	1,178,558	1,096,744

Total inventory	2,973,474	2,831,176
Less: Reserve for obsolete inventory	(353,190)	(265,971)

Total inventory, net	$2,620,284	$2,565,205

(1)	Raw materials, as of December 30, 2007 and September 30, 2007, include $906,606 and $924,909, respectively which is the cost of materials of returned ties and ties that did not meet the Company’s or customers’ quality standards. These ties will be reprocessed as raw materials in the crosstie manufacturing process.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	December 30, 2007	September 30, 2007 (1)
Machinery and equipment	$11,545,435	$11,542,735
Building and land	2,388,220	2,386,921
Furniture, fixtures and other	313,610	311,732

Total property and equipment	14,247,265	14,241,388
Less accumulated depreciation	(5,284,875)	(5,003,161)

Total property and equipment, net	$8,962,390	$9,238,227

(1)	For the year ended September 30, 2007, pursuant to our impairment policy, we performed an impairment test of our property and equipment and patents and purchased technologies. As a result of that test, the Company recorded a $1,837,995 charge for impairment of certain plant assets, which wrote down the assets to their estimated fair value. The fair value was determined by comparisons to recent sales of comparable equipment. The impairment charge was taken on the equipment of the Houston facility subsequent to the shut down of that facility. This equipment was moved to the Marshall Facility when we determined that we did not have adequate orders to support the resumption of production and the overhead of the Houston facility. Currently the Company has no plans for resuming additional production using the equipment, but believes that it can be used as spare equipment to maintain the current production capacity from the Marshall Facility. As of December 30, 2007, the net book value of that equipment after the impairment charge was $644,897.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the three months ended December 30, 2007 and December 31, 2006:

	Quarter ended
	December 30, 2007	December 31, 2006
Balance at beginning of period	$2,488,560	$2,007,554
Accrual for warranty expense	265,106	77,095
Product returns to raw material inventory	6,318	—
Warranty costs incurred	(147,732)	(113,487)

Balance at end of period	$2,612,252	$1,971,162

While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed at times to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable. During the three months ended December 30 2007, the Company recorded an additional provision of $126,000 for ties that were either returned or were agreed to be replaced. In addition, the Company records a general estimate for warranty expense based on revenues.

As of December 30, 2007, the balance of the warranty reserve represents approximately 35,000 ties, which consist of approximately 27,400 ties, the replacement of which will be made for specifically identified customers and events and approximately 7,600 ties are subject to the Company’s general estimate of possible replacements, which amount represents less than 2% of the Company’s production of ties during the last three calendar years. Of the 27,400 ties the Company expects that it will replace approximately 5,300 ties through September 30, 2008. Under its current arrangement with its customer the remaining ties are to be replaced during the fiscal year ending September 27, 2009, but the Company may replace those ties during the fiscal year ending September 30, 2008, depending upon its production capacity and its liquidity.

The warranty reserve is reviewed quarterly to reflect actual experience.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through December 30, 2007 the Company has paid all interest in shares of Common Stock.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 30, 2007 and the date of this report.

During the three months ended December 30, 2007 the Company issued a total of 120,099 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period July 1, 2007 to September 30, 2007.

During the three month period ended December 31, 2006 the Company issued a total of 40,161 shares of its Common Stock to Opus in payment of $250,444 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

Subsequent to December 30, 2007, the Company issued a total of 449,712 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2007 to December 31, 2007.

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

During the three month period ended December 30, 2007 the Company accrued interest expense of $36,857 for the period October 1, 2007 to December 30, 2007.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures accrued interest at 7% per annum and as a result of an amendment dated September 15, 2006 were payable in full on July 1, 2008.

Effective as of March 7, 2007, the Company and all of the debenture holders of the Company’s 7% Convertible Subordinated Debentures, due July 1, 2008 (“7% Convertible Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment (“Conversion Agreement”) pursuant to which each holder agreed to convert all of its 7% Convertible Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 3,426,113 shares of Common Stock to the holders of the 7% Convertible Debentures.

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

During the three month period ended December 31, 2006 the Company issued a total of 61,289 shares of its Common Stock in payment of $205,722 of interest that had accrued for the period July 1, 2006 through September 30, 2006. In addition the Company recognized $223,303 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the quarter ended December 31, 2006.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $4.00 per share.

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

On the date that the 8% Convertible Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date. On the issuance date of these debentures, the Company calculated the beneficial conversion feature of the 8% Convertible Debentures to be $707,298.

In connection with the issuance of the 8% Convertible Debentures the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined on the issuance date of the July 2010 Warrants, their value was $707,298. This amount was recorded as a debt discount and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007.

The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404. The incremental debt discount is being amortized over the remaining term of the debentures. The reduction in the conversion price also resulted in the number of shares issuable under the warrants to increase to 1,485,149 from 375,000.

For the three month period ended December 30, 2007, the Company recognized $108,485 in interest expense related to the amortization of debt discount from the warrants and $58,942 in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued is less than the then effective conversion price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

During the three month period ended December 30, 2007 the Company issued a total of 20,260 shares of its Common Stock in payment of interest of $42,000 that had accrued for the period July 30, 2007 to September 30, 2007.

Subsequent to December 30, 2007 the Company issued a total of 109,524 shares of its Common Stock in payment of interest of $61,333 that had accrued for the period October 1, 2007 to December 31, 2007. As further described in Note 9, the issuance of these shares is an additional dilutive event.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

At December 30, 2007 the Company had warrants outstanding to purchase 3,274,649 shares issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $1.01 to $77.00 and expire, if unexercised, between 2008 and 2011.

Future Issuances of Common Stock

At December 30, 2007 the Company had Common Stock reserved for future issuance as follows:

December 30, 2007 Shares
Warrants outstanding	3,274,649
Stock options outstanding	420,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	2,970,297

Total	9,591,113

Common Stock

As of December 30, 2007 the Company had 9,487,875 shares of its Common Stock issued and outstanding.

In October 2007, the Company issued 140,359 shares of its Common Stock in payment of interest of $292,444 that had accrued on the Construction Loan and the 8% Convertible Debentures from July 1, 2007 to September 30, 2007. Additionally, it issued 110,256 shares, valued at $1.52 per share, in full payment of the $168,000 owed to Mr. Neal Kaufman, the former Chief Executive Officer, pursuant to the terms of an amendment to Mr. Kaufman’s termination agreement.

Employee Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), and related SEC rules included in Staff Accounting Bulletin No. 107 (SAB 107), which require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. The Company’s Financial Statements as of and for the three months ended December 30, 2007 and December 31, 2006, respectively reflect the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three months ended December 30, 2007 and December 30, 2006 was $123,569 and $225,497, respectively.

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

	Quarter ended December 30, 2007	Quarter ended December 31, 2006
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	5%
Expected volatility	N/A	209%-269%
Expected life (in years)	N/A	5-10
Expected forfeiture rate	N/A	5%

As of December 30, 2007, the Company has approximately $798,792 of unrecognized compensation cost related to non-vested stock options which amount is being recognized over a period of three years from the date of the individual grant. During the quarter ended December 30, 2007 no stock options were granted or exercised.

NOTE 8—MAJOR CUSTOMERS

For the three months ended December 30, 2007 and December 31, 2006 the Company had sales to one major customer that represented approximately 56% and approximately 80%, respectively, of total sales. As of December 30, 2007 approximately 94% of its accounts receivable were due from a new customer. Included in the accounts receivable balance is a retainage amount constituting 10% of the accounts receivable balance, which amount, together with additional amounts will retained by the customer until full delivery of all ties under the agreement. Full delivery of all of the ties is scheduled to occur in June 2008.

NOTE 9—RELATED PARTY TRANSACTIONS

See Note 6 for a description of transactions with parties who beneficially own more than 5% of any one class of the Company’s stock under the Construction Loan, the Bridge Loan and the 8% Convertible Debentures. Opus, the lender under the Construction Loan, is a related party.

Portions of the Bridge Loan, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles Investments, Inc., an affiliate of Sponsor Investments LLC (“Sponsor”), $1,174,224; Crestview Capital Master LLC, $299,513; Midsummer Investment, Ltd, $285,354 and Islandia L.P., $113,636.

On July 31, 2007 the Company issued the 8% Convertible Debentures, due July 31, 2010 and July 2010 warrants to purchase 375,000 shares of Common Stock of the Company at $4.00 per share of Common Stock. Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007 and again on January 7, 2008 to $0.56 upon the issuance of shares of Common Stock to Opus in payment of interest. The number of shares exercisable under the warrants was increased on January 7, 2008 to 2,678,571 shares with an exercise price of $0.56 per share upon the issuance of shares of Common Stock to Opus in payment of interest. The following related entities received a portion of the respective debenture amounts and warrants:

Name	Debenture Amount	Warrant Shares
Herakles Investments, Inc.	$1,761,330	1,572,616
Crestview Capital Master, LLC	449,280	401,143
Midsummer Investment Ltd.	428,040	382,179
Islandia, LP	170,460	152,196

Total	$2,809,110	2,508,134

NOTE 10—MATERIAL SUBSEQUENT EVENTS

Issuance of Shares of Common Stock. Subsequent to December 30, 2007, the Company issued a total of 449,712 shares of its Common Stock to Opus in payment of interest of $250,444 that had accrued for the period October 1, 2007 to December 31, 2007.

Subsequent to December 30, 2007 the Company issued a total of 109,524 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $61,333 that had accrued for the period October 1, 2007 to December 31, 2007.

Resignation of CFO. Effective January 11, 2008, Mr. Mahesh S. Shetty, the Chief Financial Officer of the Company, resigned that position.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-QSB and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. NATG has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described under the caption “Factors Which May Affect Future Operating Results” under Item 6 of our 10-KSB for the fiscal period ended September 30, 2007. Additional factors are described in the Company’s other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. NATG undertakes no obligation to release publicly the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

We have incurred an accumulated deficit from inception to December 30, 2007 totaling $118,565,259. Until we are able to consistently generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be attained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities at prices we deem appropriate.

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

In October 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax provision will be sustained upon an examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. We did not recognize any adjustments to our financial statements as a result of our implementation of FIN 48.

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

Our major customer, in keeping with its business practices and that of the railroad industry, has requested that a limited number of ties be kept at our facility, pending pick-up. We recognize revenue from that customer upon: (1) the risk of ownership transferring to the customer, which occurs upon segregation of the customer’s ties to the customer’s designated inventory area, (2) receiving a written authorization from such customer that informs us that the customer has approved the purchase of a certain number of ties and that also directs us to segregate those ties into the customer’s inventory area. Additionally, the following criteria must be met each time the customer approves the purchase of ties: (i) the customer has requested that the ties be billed to them and held by us, (ii) the customer has indicated that it will pick up the ties on a relatively fixed delivery schedule. Such schedule generally corresponds with its track maintenance projects to be completed during the calendar year and (iii) the ties in the customer’s inventory area have been banded together in standard size lots and are ready for shipment. The customer has complete access to its onsite inventory for removal and delivery to its locations and the customer may only store a limited number of ties at our location.

Concentration of Credit Risk—Credit risk is limited to accounts receivable from customers at December 30, 2007. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of December 30, 2007 approximately 94% of the Company’s accounts receivable were due from one new customer.

We maintain cash balances in high quality financial institutions which at times exceed federally insured limits. We do not believe any undue risk is associated with our cash balances.

Warranty Reserve—While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed at times to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable. In addition, the Company records a general estimate for warranty expense based on revenues. The warranty reserve is reviewed periodically to reflect actual experience.

Convertible Debt—The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”. Debt discount is amortized to interest expense over the life of the debt.

Results of Operations for the three months ended December 30, 2007 versus December 31, 2006

The net loss of $939,553 for the three months ended December 30, 2007 reflects a decrease of $3,743,530 from the net loss of $4,683,083 for the three months ended December 31, 2006. This decrease in net loss is primarily due to a gross profit of $964,084 as compared to a gross loss of $1,309,844 in the comparable period, decrease in selling, general and administrative expenses of $702,555 and decrease in interest expense of $707,961 due to the conversion of the 7% Convertible Debentures to Common Stock on March 7, 2007, and a decrease of $59,499 in depreciation and amortization expense.

During the quarter ended September 30, 2007 the Company recorded an impairment charge related to its now closed Houston facility equipment, primarily because it did not have sufficient orders to support the operation of the equipment. The Company does not believe that the lack of such orders is indicative of a lack of demand for ties that the equipment was designed to produce, that is, ties of non-standard lengths. The Company will continue to produce standard ties and will seek orders for non-standard ties at prices that will produce a gross profit per tie.

Sales. Net sales for the three months ended December 30, 2007 and December 31, 2006 were $7,020,608 and $4,028,896, respectively, and related solely to the sale of crossties. The increase in revenues of $2,991,712 between these two periods resulted from a 29% increase in the number of ties sold and a 35% increase in the average sales price of ties sold during the three month period ended December 30, 2007 compared to the three month period ended December 31, 2006. The increase in the number of ties sold resulted from the increased production of crossties at the Marshall Facility, which is currently producing ties from its two production lines at their approximate design capacity.

Gross Profit (Loss). During the three months ended December 30, 2007 and December 31, 2006, the sale of TieTek™ crossties resulted in a gross profit of $964,084 compared to a gross loss of $1,309,844, respectively. The improvement in gross profit is primarily the result of higher selling prices, improved production volumes and lower direct and indirect costs offset by increase in warranty expense. Cost of goods sold consists of raw materials, including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. The Company expects these costs to decrease on a per tie produced basis, if the volume of tie production increases. Provided however, the per tie cost reductions have been and may in the future be offset by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading markets for recycled plastics the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,087,534 for the three months ended December 30, 2007 compared to $1,790,089 for the three months ended December 31, 2006. This overall decrease in SG&A reflects primarily decreases of (1) $254,038 reduction in bad debt expense, (2) $110,678 in stock option compensation expense, (3) $120,969 in legal, accounting and professional fees, (4) $175,568 in other operating expenses and (5) $41,302 in wages, salaries and benefits.

Depreciation and Amortization. Depreciation and amortization expenses were $312,466 for the three months ended December 30, 2007 compared to $371,965 for the three months ended December 31, 2006.

Other Income (Expense). Total other expense was $503,637 for the three months ended December 30, 2007 as compared to $1,211,185 for the three months ended December 31, 2006. This decrease is primarily attributable to conversion of the 7% Convertible Debentures on March 7, 2007 resulting in lower interest expense of $105,962 and the reduction of $596,690 interest expense from imputed interest, beneficial conversion and debt discount on the debentures compared to $764,117 in such expense in the comparable period ended December 31, 2006.

Liquidity and Capital Resources

As of December 30, 2007 the Company had a cash balance of $2,850,288 and a negative working capital balance of $2,145,690. During the three month period ended December 30, 2007 and the year ended September 30, 2007, the Company incurred net losses of $939,553 and $12,898,905, respectively. During these same periods the Company used cash flows in operating activities of $1,218,131 and $4,897,808 respectively. The Company is continuing to incur losses in the second quarter of the fiscal year ending September 28, 2008. It is anticipated that such losses and cash flow deficits will continue in the foreseeable future.

The Company’s ability to fund its working capital deficit, operating losses, capital expenditures, debt obligations and to maintain adequate liquidity depends on a number of factors, some of which are not within its control, including the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, obtaining raw materials at reasonable prices, paying cash interest on the Construction Loan, continuing to collect accounts receivable in a timely manner and replacing ties under warranty obligations.

The replacement of ties under warranty obligation affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 27,400 ties for some of its customers. Under an agreement with one of the customers, approximately 5,300 ties will be replaced during the year ending September 28, 2008. Under its current agreement with its customer the remaining ties are to be replaced during the fiscal year ending September 27, 2009, but the Company may replace ties during the fiscal year ending September 28, 2008, depending upon its production capacity and liquidity. The replacement of those ties during such fiscal year could have a material and adverse impact on the Company’s liquidity and would require it to seek additional financing if other liquidity factors remained unchanged.

While the Company obtained $3,000,000 in financing in July 2007 by the issuance of 8% Convertible Debentures (see Note 6), the Company will likely be required to obtain, during either the fiscal year ending September 2008 or 2009, additional financing to fund capital expenditures for the expansion of production capacity, to repay its debts, and fund the replacement of warranted ties. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable the Company to fund operations and repay debt.

The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain profitability. Accordingly, the Company may have to continue to fund future cash needs through financing activities.

The Company’s viability depends on its ability to generate cash flow from operations and obtain adequate sources of debt or equity funding to meet current and future commitments. Management believes that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2008, to pay cash interest expense under the Construction Loan that begins September 30, 2008 and to fund the expansion of production capacity in the Marshall, Texas facility (“Marshall Facility”). As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants accompanying the consolidated financial statements for the fiscal period ended September 30, 2007 also included an explanatory paragraph with respect to these risks.

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

Construction Loan

In 2004, the Company entered into the Construction Loan for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date the interest must be paid in cash. Through September 30, 2007 the Company has paid all interest in shares of Common Stock.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 30, 2007 and the date of this report.

During the three months ended December 30, 2007 the Company issued a total of 120,099 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period July 1, 2007 to September 30, 2007.

During the three month period ended December 31, 2006 the Company issued a total of 40,161 shares of its Common Stock to Opus in payment of $250,444 of interest that had accrued for the period July 1, 2006 through September 30, 2006.

Subsequent to December 30, 2007, the Company issued a total of 449,712 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2007 to December 31, 2007.

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

During the three month period ended December 30, 2007 the Company accrued interest expense of $36,857 for the period October 1, 2007 to December 30, 2007.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures accrued interest at 7% per annum and as a result of an amendment dated September 15, 2006 were payable in full on July 1, 2008.

Effective as of March 7, 2007, the Company and all of the debenture holders of the Company’s 7% Convertible Subordinated Debentures, due July 1, 2008 (“7% Convertible Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment (“Conversion Agreement”) pursuant to which each holder agreed to convert all of its 7% Convertible Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 3,426,113 shares of Common Stock to the holders of the 7% Convertible Debentures.

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

During the three month period ended December 31, 2006 the Company issued a total of 61,289 shares of its Common Stock in payment of $205,722 of interest that had accrued for the period July 1, 2006 through September 30, 2006. In addition the Company recognized $223,303 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the quarter ended December 31, 2006.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $4.00 per share.

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

On the date that the 8% Convertible Debentures were issued, the effective conversion prices were less than the Company’s stock price on that date. The difference was recorded as a beneficial conversion feature and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date. On the issuance date of these debentures, the Company calculated the beneficial conversion feature of the 8% Convertible Debentures to be $707,298.

In connection with the issuance of the 8% Convertible Debentures the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined on the issuance date of the July 2010 Warrants, their value was $707,298. This amount was recorded as a debt discount and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007. The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404. The incremental debt discount is being amortized over the remaining term of the debentures. The reduction in the conversion price also resulted in the number of shares issuable under the warrants to increase to 1,485,149 from 375,000.

For the three month period ended December 30, 2007, the Company recognized $108,485 in interest expense related to the amortization of debt discount from the warrants and $58,942 in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company’s issuance of its Common Stock in payment of interest is considered a dilutive event and results in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued is less than the then effective conversion price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

During the three month period ended December 30, 2007 the Company issued a total of 20,260 shares of its Common Stock in payment of interest of $42,000 that had accrued for the period July 30, 2007 to September 30, 2007.

Subsequent to December 30, 2007 the Company issued a total of 109,524 shares of its Common Stock, valued at $0.56 per share in payment of interest of $61,333 that had accrued for the period October 1, 2007 to December 31, 2007. The number of shares exercisable under the warrants was also increased to 2,678,571 shares with an exercise price of $0.56 per share.

Common Stock

In October 2007, the Company issued 140,359 shares of its Common Stock in payment of interest of $292,444 that had accrued on the Construction Loan and the 8% Convertible Debentures from July 1, 2007 to September 30, 2007. Additionally the Company issued 110,256 shares, valued at $1.52 per share, in full payment of the $168,000 owed to Mr. Neal Kaufman, the former Chief Executive Officer, pursuant to the terms of an amendment to Mr. Kaufman’s termination agreement.

Subsequent Events

Issuance of Shares of Common Stock. Subsequent to December 30, 2007, the Company issued a total of 449,712 shares of its Common Stock to Opus in payment of interest of $250,444 that had accrued for the period October 1, 2007 to December 31, 2007.

Subsequent to December 30, 2007 the Company issued a total of 109,524 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $61,333 that had accrued for the period October 1 2007 to December 31, 2007.

Resignation of CFO. Effective January 11, 2008, Mr. Mahesh S Shetty the Chief Financial Officer of the Company resigned that position.

Item 3: Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

NATG’s management, with the participation of its Chief Executive Officer, who for the purpose of this report is acting as the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In October 2007, the Company issued 140,359 shares of its Common Stock in payment of interest of $292,444 that had accrued on the Construction Loan and the 8% Debentures from July 1, 2007 to September 30, 2007. Additionally, the Company issued 110,256 shares, valued at $1.52 per share, in full payment of the $168,000 owed to Mr. Neal Kaufman, the former Chief Executive Officer, pursuant to the terms of an amendment to Mr. Kaufman’s termination agreement.

Subsequent to December 30, 2007, the Company issued a total of 449,712 shares of its Common Stock to Opus in payment of interest of $250,444 that had accrued for the period October 1, 2007 to December 31, 2007.

Subsequent to December 30, 2007 the Company issued a total of 109,524 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $61,333 that had accrued for the period October 1 2007 to December 31, 2007.

Item 6: Exhibits

31.1	Certification of Alex C. Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alex C. Rankin, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Alex C. Rankin, President and Chief Executive Officer, and Acting Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: February 20, 2008	/s/ Alex C. Rankin
Alex C. Rankin Chief Executive Officer

Date: February 20, 2008	/s/ Alex C. Rankin
Acting Chief Financial and Accounting Officer

EXHIBIT INDEX —

31.1	Certification of Alex C. Rankin, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Alex C. Rankin, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Alex C. Rankin, President and Chief Executive Officer and Acting Chief Financial Officer of the Company as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.