Form 10QSB
period 2008-03-30
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2008-05-19
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 10,370,857 common shares outstanding as of May 19, 2008.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2008	September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$573,634	$3,839,787
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $50,000	5,405,632	693,155
Inventories, net	2,337,987	2,565,205
Prepaid expenses and other	214,671	6,555

Total Current Assets	8,531,924	7,104,702
Property and equipment, net	8,889,522	9,238,227
Patents and purchased technologies, less accumulated amortization of $1,207,278 and $1,149,020	853,962	912,220
Other assets	311,373	366,828

Total Assets	$18,586,781	$17,621,977

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,523,894	$2,339,035
Accrued expenses	1,499,009	2,169,983
Accrued interest	460,025	373,106
Bridge loan, including $1,872,727 to related parties	2,000,000	—
Note payable – insurance	236,639	5,861
Accrued warranty costs	3,162,195	2,488,560

Total Current Liabilities	9,881,762	7,376,545
Bridge loan, including $1,872,727 to related parties	—	2,000,000
8% $3,000,000 convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $2,487,470 and $1,336,008	512,530	1,663,992
Note payable to Opus 5949 LLC, a related party	14,000,000	14,000,000

Total Liabilities	24,394,292	25,040,537
Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized;
Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common Stock, $.001 par value, 30,000,000 shares authorized; 10,047,111 and 9,237,260 shares issued and outstanding	10,047	9,238
Additional paid-in capital	103,800,536	101,424,224
Accumulated deficit	(118,391,778)	(117,625,706)

Total Stockholders’ Deficit	(5,807,511)	(7,418,560)

Total Liabilities and Stockholders’ Deficit	$18,586,781	$17,621,977

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Sales, net	$9,275,478	$5,395,385	$16,296,086	$9,424,281
Warranty expense	621,095	110,585	886,201	187,680
Cost of goods sold (exclusive of depreciation shown below)	6,312,042	6,628,765	12,103,460	11,890,410

Gross Profit (Loss)	2,342,341	(1,343,965)	3,306,425	(2,653,809)
Selling, general and administrative expenses	1,307,807	566,106	2,395,341	2,356,195
Loss on conversion of debt to equity	—	1,730,358	—	1,730,358
Depreciation and amortization	261,018	380,902	573,484	752,867

Operating Profit (Loss)	773,516	(4,021,331)	337,600	(7,493,229)
Other Expense:
Interest expense, net	603,913	635,553	1,107,550	1,847,151
Other, net	(3,878)	—	(3,878)	(413)

Total Other Expense, net	600,035	635,553	1,103,672	1,846,738

Net Income (Loss)	173,481	(4,656,884)	(766,072)	(9,339,967)

Net Income (Loss) Available to Common Stockholders	$173,481	$(4,656,884)	$(766,072)	$(9,339,967)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$0.02	$(0.73)	$(0.08)	$(1.63)
Net Income (Loss) Per Common Share – diluted	$0.01	$(0.73)	$(0.08)	$(1.63)

Weighted Average Number of Common Shares outstanding:
Basic	9,997,947	6,352,062	9,730,299	5,739,929
Diluted	16,462,331	6,352,062	9,730,299	5,739,929

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net loss	$(766,072)	$(9,339,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	433,941	540,814
Stock option and restricted stock compensation expense	19,497	(95,126)
Issuance of common stock for interest	604,222	1,513,116
Loss on conversion of debt to equity	—	1,730,358
Provision for warranty expense	886,201	187,680
Provision for doubtful accounts	—	50,000
Depreciation and amortization	573,484	752,867
Net change in operating assets and liabilities:
Accounts receivable	(4,712,477)	285,393
Inventories	281,939	(748,187)
Prepaid expenses and other current assets	(208,116)	(234,046)
Other assets	52,207	15,352
Accounts payable and accrued expenses	(318,116)	1,286,927
Accrued warranty costs	(212,566)	340,533
Accrued interest	86,919	(203,953)

Net cash used in operating activities	(3,278,937)	(3,918,239)

Cash flows from investing activities:
Purchases of patent and other assets	—	(12,672)
Purchase of property and equipment	(217,993)	(639,094)

Net cash used in investing activities	(217,993)	(651,766)

Cash flows from financing activities:
Proceeds from sale of common stock	—	500,000
Proceeds from note payable – insurance	492,898	549,747
Payments on from note payable – insurance	(262,121)	(354,149)
Proceeds from Bridge Loan, including $1,872,727 from related parties	—	2,000,000

Net cash provided by financing activities	230,777	2,695,598

Net decrease in cash and cash equivalents	(3,266,153)	(1,874,407)

Cash and cash equivalents, beginning of period	3,839,787	4,245,400

Cash and cash equivalents, end of period	$573,634	$2,370,993

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest, including imputed interest	$103,333	$1,012,227
Common stock issued for conversion of debentures	$—	$11,500,000
Common stock issued for inducement of debenture conversion, including imputed interest	$—	$1,730,358
Common stock issued for interest on debt to Opus LLC, a related party	$500,889	$500,889
Common Stock issued to former officer in settlement of termination	$168,000	$—

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered composite railroad crossties through its 100% owned subsidiary TieTek LLC. The Company’s TieTek™ composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life and several environmental advantages. The Company began commercial manufacturing and shipping of crossties during the third quarter of 2000.

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

On September 7, 2007 the Company amended its Certificate of Incorporation to (i) reduce the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduce the number of authorized shares of Preferred Stock from 20 million to one million, and (iii) automatically combine 20 outstanding shares of Common Stock into one share of Common Stock without any further action on the part of the shareholders.

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended April 1, 2007 and the six month periods ended March 30, 2008 and April 1, 2007 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Potential dilutive securities include options, warrants, and convertible preferred stock, convertible into an aggregate of 12,952,381 and 5,301,845 shares of $0.001 par value common stock (“Common Stock”) at March 30, 2008 and April 1, 2007, respectively.

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

NOTE 2—GOING CONCERN

As of March 30, 2008 the Company had a cash balance of $573,634 and a negative working capital balance of $1,349,838. During the six month period ended March 30, 2008 and the year ended September 30, 2007, the Company incurred net losses of $766,072 and $12,898,905, respectively. During these same periods the Company used cash flows in operating activities of $3,278,937 and $4,897,808 respectively. The Company could incur losses for the remainder of the fiscal year ending September 28, 2008.

The Company’s viability and ability to fund its working capital deficit, potential operating losses, capital expenditures, to pay or refinance its debt obligations (particularly paying cash interest on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”) beginning October 1, 2008, and repaying the bridge loan (“Bridge Loan”) of $2,000,000 due October 31, 2008, together with interest thereon) and to maintain adequate liquidity depends on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, the willingness of some customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, obtaining raw materials at reasonable prices, and continuing to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will contain terms which are favorable to the Company and be sufficient to enable the Company to fund operations and pay debts. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

At the end of last fiscal year, the uncertainty of achieving profitability and/or obtaining additional financing raised substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 30, 2007 also included an explanatory paragraph with respect to these risks.

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

NOTE 3—INVENTORIES

The Company uses the first-in, first-out method to value its inventories. In previous periods, the Company valued its finished goods inventory after deducting certain costs that it believed were abnormal idle capacity cost. During the quarter ended March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized such that an adjustment to the finished goods inventory was not necessary. Inventories of finished goods and raw materials consist of the following:

	March 30, 2008	September 30, 2007
Raw materials (1)	$1,544,094	$1,734,432
Finished goods	1,090,377	1,096,744

Total inventory	2,634,471	2,831,176
Less: Reserve for obsolete inventory	(296,484)	(265,971)

Total inventory, net	$2,337,987	$2,565,205

(1)	Raw materials, as of March 30, 2008 and September 30, 2007, include $458,938 and $924,909, respectively which is the value of materials of returned ties and ties that did not meet the Company’s or customers’ quality standards. These ties will be reprocessed as raw materials in the crosstie manufacturing process.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	March 30, 2008	September 30, 2007 (1)
Machinery and equipment	$11,690,702	$11,542,735
Building and land	2,412,275	2,386,921
Furniture, fixtures and other	349,150	311,732

Total property and equipment	14,452,127	14,241,388
Less accumulated depreciation	(5,562,605)	(5,003,161)

Total property and equipment, net	$8,889,522	$9,238,227

(1)	For the year ended September 30, 2007, pursuant to our impairment policy, we performed an impairment test of our property and equipment and patents and purchased technologies. As a result of that test, the Company recorded a $1,837,995 charge for impairment of certain plant assets, which wrote down the assets to their estimated fair value. The fair value was determined by comparisons to recent sales of comparable equipment. The impairment charge was taken on the equipment of the Houston facility subsequent to the shut down of that facility. This equipment was moved to the Company’s manufacturing facility in Marshall, Texas (“Marshall Facility”) when we determined that we did not have adequate orders to support the resumption of production and the overhead of the Houston facility. Currently the Company is not holding the equipment out for sale, but has engaged in discussions with a party that is considering the purchase of the equipment. The Company has no plans for resuming production using the equipment, and believes that if the discussions do not result in a sale, it can use some of the equipment as spare parts to help maintain the current production of the Marshall Facility. As of March 30, 2008, the net book value of that equipment after the impairment charge was $606,331.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the six months ended March 30, 2008 and April 1, 2007:

	Six Months Ended
	March 30, 2008	April 1, 2007
Balance at beginning of period	$2,488,560	$2,007,554
Accrual for warranty expense	886,201	187,680
Product returns to raw material inventory	35,722	470,322
Warranty costs incurred	(248,288)	(129,789)

Balance at end of period	$3,162,195	$2,535,767

While the Company generally provides no warranties for its ties, under limited circumstances, the Company has agreed at times to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs relating to warranty expense, in the period in which such costs become probable. During the three months ended March 30, 2008, the Company recorded an additional provision of $528,340 to reflect an increase in the estimated cost to replace the ties that the Company previously agreed to replace. In addition, the Company records a general estimate for warranty expense based on revenues.

As of March 30, 2008, the balance of the warranty reserve represents approximately 38,000 ties, which consist of approximately 28,000 ties, the replacement of which will be made for specifically identified customers and events and approximately 10,000 ties which are subject to the Company’s general estimate of possible replacements. Of the 28,000 ties, the Company expects that it will replace approximately 4,400 ties through September 30, 2008. Under its current arrangements with its customers, substantially all of the remaining ties are to be replaced in equal monthly amounts during the fiscal year ending September 27, 2009 and all such ties are to be replaced by December 31, 2009. The Company may replace those ties during the fiscal year ending September 28, 2008, depending upon its production capacity, potential sales to others and the Company’s liquidity.

The warranty reserve is reviewed quarterly to reflect actual experience. During the three months ended March 30, 2008 the Company reviewed its general estimate for warranty expense and concluded, based on historical trends, that it should be reduced to 1% from 2% of revenues.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date and with each installment due on and after October 1, 2008 the interest must be paid in cash. Through March 30, 2008 the Company has paid all interest in shares of Common Stock.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of March 30, 2008 and the date of this report.

During the three months ended March 30, 2008 the Company issued a total of 449,712 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2007 through December 31, 2007.

During the three months ended April 1, 2007 the Company issued a total of 35,778 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2006 through December 31, 2006.

During the six months ended March 30, 2008 the Company issued a total of 569,811 shares of its Common Stock in payment of interest of $500,889 that had accrued for the period July 1, 2007 through December 31, 2007.

During the six months ended April 1, 2007 the Company issued a total of 75,939 shares of its Common Stock in payment of interest of $500,889 that had accrued for the period July 1, 2006 through December 31, 2006.

Subsequent to March 30, 2008, the Company issued a total of 215,411 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

Bridge Loan

Effective March 7, 2007 the Company entered into the Bridge Loan, evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the three month periods ended March 30, 2008 and April 1, 2007, the Company accrued interest expense of $37,507 for the period January 1, 2008 through March 30, 2008 and $9,450 for the period March 7, 2007 through April 1, 2007.

During the six month periods ended March 30, 2008 and April 1, 2007, the Company accrued interest expense of $74,364 for the period October 1, 2007 through March 30, 2008 and $9,450 for the period March 7, 2007 through April 1, 2007.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures accrued interest at 7% per annum and as a result of an amendment dated September 15, 2006 were payable in full on July 1, 2008.

Effective as of March 7, 2007, the Company and all of the debenture holders of the Company’s 7% Convertible Subordinated Debentures due July 1, 2008 (“7% Convertible Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment pursuant to which each holder agreed to convert all of its 7% Convertible Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 3,426,113 shares of Common Stock to the holders of the 7% Convertible Debentures.

As consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that those debentures would have earned if they had been held through maturity. Accordingly, the Company recorded debt conversion expense of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 through July 1, 2008 and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 through July 1, 2008).

During the three months ended April 1, 2007 the Company issued a total of 105,258 shares of its Common Stock in payment of interest of $353,305 that had accrued for the period October 1, 2006 through March 7, 2007.

In addition the Company recognized $229,897 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period October 1, 2006 through March 7, 2007.

During the six months ended April 1, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 through March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 through March 7, 2007.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at an original conversion price of $4.00 per share, subject to adjustment.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of shares of its Common Stock, valued at the lower of the then current conversion price or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due.

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

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustment.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined on the issuance date of the July 2010 Warrants their value was $707,298. This amount was recorded as a debt discount and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007.

The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404. The incremental debt discount is being amortized over the remaining term of the debentures. The reduction in the conversion price also resulted in the number of shares issuable under the July 2010 Warrants increasing to 1,485,149 from 375,000.

Also, pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted due to the issuance of shares of Common Stock at a price lower than the then conversion price, the conversion price was adjusted to $0.56 on January 7, 2008. This reduction in the conversion price from $1.01 to $0.56 did not result in a recording of an incremental debt discount because the maximum amount of debt discount as required by accounting principles generally accepted in the United States had been recorded in prior periods to equal the face value of the 8% Convertible Debentures. The reduction in the conversion price also resulted in the number of shares issuable under the July 2010 Warrants increasing to 2,678,571 from 1,485,149.

For the three month period ended March 30, 2008, the Company recognized $207,573 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $58,941 in interest expense related to the amortization of the beneficial conversion feature.

For the six month period ended March 30, 2008, the Company recognized $316,058 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $117,883 in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company’s issuance of its Common Stock in payment of interest to Opus is considered a dilutive event and results in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued is less than the then effective conversion price. The Company currently issues its Common Stock in payment of interest and anticipates that it will continue to do so for some time in the future, therefore, if the market price of the Company’s Common Stock declines, the then effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

During the three month period ended March 30, 2008 the Company issued a total of 109,524 shares of its Common Stock in payment of interest of $61,333 that had accrued for the period October 1, 2007 through December 31, 2007.

During the six month period ended March 30, 2008 the Company issued a total of 129,784 shares of its Common Stock in payment of interest of $103,333 that had accrued for the period July 1, 2007 through December 31, 2007.

Subsequent to March 30, 2008 the Company issued a total of 108,335 shares of its Common Stock in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

At March 30, 2008 the Company had warrants outstanding to purchase 4,468,071 shares of Common Stock, which warrants were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.56 to $77.00 and expire, if unexercised, between 2008 and 2011.

Future Issuances of Common Stock

At March 30, 2008 the Company had Common Stock reserved for future issuance as follows:

March 30, 2008 Shares
Warrants outstanding	4,468,071
Stock options outstanding	201,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	12,952,381

Common Stock

As of March 30, 2008 the Company had 10,047,111 shares of its Common Stock issued and outstanding.

In January 2008 the Company issued 559,236 shares of its Common Stock in payment of interest of $311,777 that had accrued on the Construction Loan and the 8% Convertible Debentures from October 1, 2007 to December 31, 2007.

Employee Stock Options

During the three and six month periods ended March 30, 2008 and April 1, 2007 the Company reversed previously reported stock-based compensation due to the expiration of stock options of employees who resigned. As a result of these reversals, stock-based compensation expenses under SFAS 123R for the three months ended March 30, 2008 and April 1, 2007 were $(104,072) and $(329,373), respectively, and for the six months ended March 30, 2008 and April 1, 2007 were $19,497 and $(95,126), respectively. The Company did not issue any stock options during the six months ended March 30, 2008.

As of March 30, 2008, the Company has approximately $274,595 of unrecognized compensation cost related to non-vested stock options which amount is being recognized over a period of three years from the date of the individual grant. During the six month period ended March 30, 2008 no stock options were granted or exercised.

NOTE 8—EARNINGS PER SHARE

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended		Six Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
Net Income (Loss) Available to Common Stockholders	$173,481	$(4,656,884)	$(766,072)	$(9,339,967)

Denominator for basic earnings per share — weighted average shares	9,997,947	6,352,062	9,730,299	5,739,929
Effect of potentially dilutive securities	6,464,384	—	—	—

Denominator for dilutive earnings per share — weighted average shares	16,462,331	6,352,062	9,730,299	5,739,929

Earnings per share:
Basic	$0.02	$(0.73)	$(0.08)	$(1.63)
Diluted	$0.01	$(0.73)	$(0.08)	$(1.63)

For the three months ended March 30, 2008 the effects of options to purchase 420,333 shares of Common Stock, warrants to purchase 929,521 shares of Common Stock and the 8% Convertible Debentures convertible into 5,357,143 shares of Common Stock were excluded from the computation of potentially dilutive securities because they were anti-dilutive.

For the three months ended April 1, 2007 and the six months ended March 30, 2008 and April 1, 2007 all potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

NOTE 9—MAJOR CUSTOMERS AND COMMITMENTS

For the three and six months ended March 30, 2008 and April 1, 2007 the Company had sales to one major customer that represented approximately 63% and 90% of total sales in the respective three month periods, and approximately 59% and 90% in the respective six month periods. As of March 30, 2008 approximately 92% of the Company’s accounts receivable were due from two customers. Included in the accounts receivable balance is a retainage amount constituting 4% of the accounts receivable balance, which amount together with additional amounts will be retained by the customer until full delivery of all ties under the agreement. Full delivery of all of the ties is scheduled to occur in June 2008.

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

On July 31, 2007 the Company issued the 8% Convertible Debentures due July 31, 2010 and the July 2010 Warrants. Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007 and again on January 7, 2008 to $0.56 upon the issuance of shares of Common Stock to Opus in payment of interest. Because of the anti-dilution provisions of the July 2010 Warrants, the number of shares exercisable under those warrants was increased on January 7, 2008 to 2,678,571 with an exercise price of $0.56 per share upon the issuance of shares of Common Stock to Opus in payment of interest. The following related entities received a portion of the respective debenture amounts and warrants:

Name	Debenture Amount	Warrant Shares
Herakles Investments, Inc.	$1,761,330	1,572,616
Crestview Capital Master, LLC	449,280	401,143
Midsummer Investment Ltd.	428,040	382,179
Islandia, LP	170,460	152,196

Total	$2,809,110	2,508,134

NOTE 11—MATERIAL SUBSEQUENT EVENTS

Issuance of Shares of Common Stock. Subsequent to March 30, 2008, the Company issued a total of 215,411 shares of its Common Stock to Opus in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

Subsequent to March 30, 2008 the Company issued a total of 108,335 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

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

Overview

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered TieTek™ composite railroad crossties through its 100% owned subsidiary TieTek LLC. The Company’s composite railroad crosstie is a direct substitute for a wood crosstie, but with a longer expected life and with several environmental advantages. The Company began commercial manufacturing and shipping of crossties during the third quarter of 2000.

The Company uses a 52/53 week accounting period for its fiscal periods that end on the Sunday closest to the end of each calendar quarter. The Company’s fiscal year ends on the Sunday closest to the end of the third calendar quarter.

We have incurred an accumulated deficit from inception to March 30, 2008 totaling $118,391,778. Until we are able to consistently generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be sustained and we will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities at prices we deem appropriate.

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

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and related assumptions include the assessment of the warranty provision and levels of related accrued liability, the impairment of long-lived assets and valuation of equity instruments. Actual results could materially differ from those estimates.

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

Inventories— The Company uses the first-in, first-out method to value its inventories. In previous periods, the Company valued its finished goods inventory after deducting certain costs that it believed were abnormal idle capacity cost. During the quarter ended March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized such that an adjustment to the finished goods inventory was not necessary.

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

Revenue Recognition—We recognize revenue from the sale of crossties at the time of shipment or when risk of ownership passes to the customer. Costs we incur for shipping and handling of finished products are classified as cost of goods sold.

Our major customer, in keeping with its business practices and that of the railroad industry, has requested that a limited number of ties be kept at our facility, pending pick-up. We recognize revenue from that customer upon: (1) the risk of ownership transferring to the customer, which occurs upon segregation of the customer’s ties to the customer’s designated inventory area, at which time the customer is responsible for insuring the ties, and (2) receiving a written authorization from such customer that informs us that the customer has approved the purchase of a certain number of ties and that directs us to segregate those ties into the customer’s inventory area. Additionally, the following criteria must be met each time the customer approves the purchase of ties: (i) the customer must have requested that the ties be billed to them and held by us, (ii) the customer must have indicated that it will pick up the ties on a relatively fixed delivery schedule (such schedule generally corresponds with its track maintenance projects to be completed during the calendar year) and (iii) the ties in the customer’s inventory must be banded together in standard size lots and be ready for shipment. The customer has complete access to its onsite inventory for removal and delivery to its locations and the customer may only store a limited number of ties at our location.

Concentration of Credit Risk—Credit risk is limited to accounts receivable from customers at March 30, 2008. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of March 30, 2008 approximately 92% of the Company’s accounts receivable were due from two customers.

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

Convertible Debt—The Company records debt, net of debt discount for beneficial conversion features and warrants on a relative fair value basis. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” Debt discount is amortized to interest expense over the life of the debt.

Results of Operations for the three months ended March 30, 2008 versus April 1, 2007

Net income of $173,481 for the three months ended March 30, 2008 reflects a total change of $4,830,365 from the net loss of $4,656,884 for the three months ended April 1, 2007. This difference is primarily due to a gross profit of $2,342,341 as compared to a gross loss of $1,343,965 in the comparable period, a decrease of loss on debt conversion of $1,730,358, a decrease in interest expense of $31,640, and a decrease of $119,884 in depreciation and amortization expense offset by an increase in selling, general and administrative expenses of $741,701.

Sales. Net sales for the three months ended March 30, 2008 and April 1, 2007 were $9,275,478 and $5,395,385, respectively, and related solely to the sale of crossties. The increase in revenues of $3,880,093 between these two periods resulted from a 30% increase in the number of ties sold and a 32% increase in the average sales price of ties sold during the three month period ended March 30, 2008 compared to the three month period ended April 1, 2007. The increase in the number of ties sold resulted from the increased production of crossties at the Marshall Facility, which is currently producing ties from its two production lines at their approximate design capacity. Under the terms of an agreement with one of the Company’s major customers, beginning in June 2008, the purchase price per tie is to be reduced to a fixed amount of approximately 91% of the current per tie purchase price. Additionally, for each quarter of the period beginning March 31, 2008 through December 31, 2008, the customer is entitled to a rebate of a portion of the purchase price of ties purchased during the quarter. The rebate will be paid in the subsequent quarter that it is earned.

Gross Profit (Loss). During the three months ended March 30, 2008, the sale of TieTek™ crossties resulted in the gross profit of $2,342,341 compared to a gross loss of $1,343,965 in the three months ended April 1, 2007. The improvement to gross profit is primarily the result of an average 32% higher selling prices, an increase in the number of ties sold of approximately 30%, improved production volumes over which overhead is allocated and lower direct and indirect costs (resulting mainly from the closing of the Houston production facility), offset by an increase in warranty expense of $510,510. Warranty cost increased $528,340 as a result of the Company’s revision of the estimated cost to replace such ties that it had previously agreed to replace. Cost of goods sold consists of raw materials, including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. During the quarter ended March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized so that there are no abnormal idle capacity costs deducted from the value of the finished goods inventory and as a result the value of finished goods inventory increased and cost of sales decreased in the amount of $236,705. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,307,807 for the three months ended March 30, 2008 compared to $566,106 for the three months ended April 1, 2007. This overall increase in SG&A reflects primarily increases in stock compensation expense of $225,301, consulting costs of $211,359 resulting from short term consulting agreements with employees who resigned, and other general expenses of $177,067 and $149,209 a reversal of previously recognized bad debt expense.

Depreciation and Amortization. Depreciation and amortization expenses were $261,018 for the three months ended March 30, 2008 compared to $380,902 for the three months ended April 1, 2007. This decrease resulted, for the most part, because the amount of equipment subject to depreciation was reduced by the Company’s previously recorded impairment charge.

Other Income (Expense). Total other expense of $600,035 for the three months ended March 30, 2008 decreased $35,518 from $635,553 for the three months ended April 1, 2007. During the three months ended April 1, 2007 interest of $147,583, and imputed interest of $229,897, were recorded. During the three months ended March 30, 2008, no amount was recorded for interest, imputed interest, beneficial conversion and debt discount because these costs were related to the 7% Convertible Debentures that were converted to Common Stock on March 7, 2007. The combined decrease of $377,480 was offset by total increases of interest expense of $355,238 attributable to the Company’s debt.

Results of Operations for the six months ended March 30, 2008 versus April 1, 2007

The net loss of $766,072 for the six months ended March 30, 2008 reflects a decrease of $8,573,895 from the net loss of $9,339,967 for the six months ended April 1, 2007. This decrease in net loss is primarily due to a gross profit of $3,306,425 as compared to a gross loss of $2,653,809 in the comparable period, a decrease in loss on debt conversion of $1,730,358, a decrease in interest expense of $739,601 due to the conversion of the 7% Convertible Debentures to Common Stock on March 7, 2007, and a decrease of $179,383 in depreciation and amortization expense, offset by an increase in SG&A of $39,146.

Sales. Net sales for the six months ended March 30, 2008 and April 1, 2007 were $16,296,086 and $9,424,281, respectively, and related solely to the sale of crossties. The increase in revenues of $6,871,805 between these two periods resulted from a 29% increase in the number of ties sold and a 34% increase in the average sales price of ties sold. The increase in the number of ties sold resulted from the increased production of crossties at the Marshall Facility, which is currently producing ties from its two production lines at their approximate design capacity. Under the terms of an agreement with one of its major customers, beginning in June 2008, the purchase price of a tie is to be reduced to a fixed amount of approximately 91% of the current price charged. Additionally, for each quarter of the period beginning March 31, 2008 through December 31, 2008, the customer is entitled to a rebate of a portion of the purchase price of ties purchased during the quarter. The rebate will be paid in the subsequent quarter that it is earned.

Gross Profit (Loss). During the six months ended March 30, 2008 and April 1, 2007, the sale of TieTek™ crossties resulted in a gross profit of $3,306,425 compared to a gross loss of $2,653,809 during the six months ended April 1, 2007. The improvement to gross profit is primarily the result of an average 34% higher selling prices, an increase in the number of ties sold of approximately 29%, improved production volumes over which to allocate overhead and lower direct and indirect costs (resulting mainly from the closing of the Houston production facility). Warranty cost increased $698,521 as a result of the Company’s revision of the estimated cost to replace such ties that it had previously agreed to replace. Cost of goods sold consists of raw materials, including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. During the quarter ended March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized so that there are no abnormal idle capacity costs deducted from the value of the finished goods inventory and as a result the value of finished goods inventory increased and cost of sales decreased in the amount of $236,705. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

SG&A. SG&A expenses were $2,395,341 for the six months ended March 30, 2008 compared to $2,356,195 for the six months ended April 1, 2007. This overall increase in SG&A reflects primarily increases of $114,623 in stock compensation expense, $142,389 in consulting fees resulting from short term consulting agreements with employees who resigned from the Company, $150,193 in other expenses offset by decreases of (1) $150,662 in bonus and incentive compensation, (2) $47,846 in contract labor, (3) $105,082 in travel expenses, (4) $104,829 in bad debt expense, (5) $70,729 in legal expenses and (6) $41,261 in property tax expense.

Depreciation and Amortization. Depreciation and amortization expenses were $573,484 for the six months ended March 30, 2008 compared to $752,867 for the six months ended April 1, 2007. This decrease resulted, for the most part, because the amount of equipment subject to depreciation was reduced by the Company’s previously recorded impairment charge.

Other Income (Expense). Total other expense of $1,103,672 for the six months ended March 30, 2008 decreased $743,066 compared to $1,846,738 for the six months ended April 1, 2007. During the six months ended April 1, 2007 interest of $351,069, imputed interest of $453,200, interest attributable to beneficial conversion feature of $270,407 and interest attributable to debt discount of $270,407 were recorded. During the six months ended March 30, 2008, no amount was recorded for interest, imputed interest, beneficial conversion and debt discount, because these costs were related to the 7% Convertible Debentures that were converted to Common Stock on March 7, 2007. The combined decrease of $1,345,083 was offset by combined increases of $620,188 of interest expense attributable the Company’s debt.

Liquidity and Capital Resources

As of March 30, 2008 the Company had a cash balance of $573,634 and a negative working capital balance of $1,349,838. During the six month period ended March 30, 2008 and the year ended September 30, 2007, the Company incurred net losses of $766,072 and $12,898,905, respectively. The Company could incur losses for the remainder of the fiscal year ending September 28, 2008. During these same periods the Company used cash flows in operating activities of $3,278,937 and $4,897,808, respectively. The Company’s use of cash flow during the six months ended March 30, 2008 was due in large part to an increase in its accounts receivable of $4,712,477. The balance of accounts receivable of $5,405,632 as of March 30, 2008 was primarily due from two major customers and was substantially collected subsequent to March 30, 2008.

The Company’s viability and ability to fund its working capital deficit, potential operating losses, capital expenditures, to pay or refinance its debt obligations (particularly paying cash interest on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”) beginning October 1, 2008, and repaying the bridge loan (“Bridge Loan”) of $2,000,000 due October 31, 2008, together with interest thereon) and to maintain adequate liquidity depends on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, the willingness of some customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, obtaining raw materials at reasonable prices, and continuing to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will contain terms which are favorable to the Company and will be sufficient to enable the Company to fund operations and pay debts. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

The replacement of ties under warranty obligation affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 28,000 ties for some of its customers. Under agreements with its customers, approximately 4,400 ties will be replaced during the fiscal year ending September 28, 2008. Under its current arrangements with its customers, substantially all of the remaining ties are to be replaced in equal monthly amounts during the fiscal year ending September 27, 2009 and all such ties are to be replaced by December 31, 2009, but the Company may replace ties during the fiscal year ending September 28, 2008 depending upon its production capacity and liquidity. The replacement of those ties during such fiscal year could have a material and adverse impact on the Company’s liquidity and would require it to seek additional financing if other liquidity factors remained unchanged.

At the end of our last fiscal year, the uncertainty of achieving profitability and/or obtaining additional financing raised substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants accompanying the consolidated financial statements for the fiscal year ended September 30, 2007 also included an explanatory paragraph with respect to these risks.

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

Construction Loan

In 2004, the Company entered into the Construction Loan for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. The interest may be paid, at the election of the Company, in cash or in shares of Common Stock through July 1, 2008, after which date and with each installment due on and after October 1, 2008 the interest must be paid in cash. Through March 30, 2008 the Company has paid all interest in shares of Common Stock.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of March 30, 2008 and the date of this report.

During the three months ended March 30, 2008 the Company issued a total of 449,712 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2007 through December 31, 2007.

During the three months ended April 1, 2007 the Company issued a total of 35,778 shares of its Common Stock in payment of interest of $250,444 that had accrued for the period October 1, 2006 through December 31, 2006.

During the six months ended March 30, 2008 the Company issued a total of 569,811 shares of its Common Stock in payment of interest of $500,889 that had accrued for the period July 1, 2007 through December 31, 2007.

During the six months ended April 1, 2007 the Company issued a total of 75,939 shares of its Common Stock in payment of interest of $500,889 that had accrued for the period July 1, 2006 through December 31, 2006.

Subsequent to March 30, 2008, the Company issued a total of 215,411 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest and principal is due on October 31, 2008. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the three month periods ended March 30, 2008 and April 1, 2007, the Company accrued interest expense of $37,507 for the period January 1, 2008 through March 30, 2008 and $9,450 for the period March 7, 2007 through April 1, 2007.

During the six month periods ended March 30, 2008 and April 1, 2007, the Company accrued interest expense of $74,364 for the period October 1, 2007 through March 30, 2008 and $9,450 for the period March 7, 2007 through April 1, 2007.

7% Convertible Debentures

In July 2005 and January 2006 the Company issued debentures in the principal amount of $5,000,000 and $6,500,000 respectively. The debentures accrued interest at 7% per annum and as a result of an amendment dated September 15, 2006 were payable in full on July 1, 2008.

Effective as of March 7, 2007, the Company and all of the debenture holders of the Company’s 7% Convertible Subordinated Debentures due July 1, 2008 (“7% Convertible Debentures”), the terms of which are described below, entered into a Conversion Agreement and Amendment pursuant to which each holder agreed to convert all of its 7% Convertible Debentures into shares of the Company’s Common Stock. The Company recorded the issuance of a total of 3,426,113 shares of Common Stock to the holders of the 7% Convertible Debentures.

As consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that those debentures would have earned if they had been held through maturity. Accordingly, the Company recorded debt conversion expense of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 through July 1, 2008 and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 through July 1, 2008).

During the three months ended April 1, 2007 the Company issued a total of 105,258 shares of its Common Stock in payment of interest of $353,305 that had accrued for the period October 1, 2006 through March 7, 2007.

In addition the Company recognized $229,897 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period October 1, 2006 through March 7, 2007.

During the six months ended April 1, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 through March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 through March 7, 2007.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at an original conversion price of $4.00 per share, subject to adjustment.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of shares of its Common Stock, valued at the lower of the then current conversion price or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due.

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

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustment.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined on the issuance date of the July 2010 Warrants their value was $707,298. This amount was recorded as a debt discount and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007.

The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404. The incremental debt discount is being amortized over the remaining term of the debentures. The reduction in the conversion price also resulted in the number of shares issuable under the July 2010 Warrants increasing to 1,485,149 from 375,000.

Also, pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted due to the issuance of shares of Common Stock at a price lower than the then conversion price, the conversion price was adjusted to $0.56 on January 7, 2008. This reduction in the conversion price from $1.01 to $0.56 did not result in a recording of an incremental debt discount because the maximum amount of debt discount as required by accounting principles generally accepted in the United States had been recorded in prior periods to equal the face value of the 8% Convertible Debentures. The reduction in the conversion price also resulted in the number of shares issuable under the July 2010 Warrants increasing to 2,678,571 from 1,485,149.

For the three month period ended March 30, 2008, the Company recognized $207,573 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $58,941 in interest expense related to the amortization of the beneficial conversion feature.

For the six month period ended March 30, 2008, the Company recognized $316,058 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $117,883 in interest expense related to the amortization of the beneficial conversion feature.

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

During the three month period ended March 30, 2008 the Company issued a total of 109,524 shares of its Common Stock in payment of interest of $61,333 that had accrued for the period October 1, 2007 through December 31, 2007.

During the six month period ended March 30, 2008 the Company issued a total of 129,784 shares of its Common Stock in payment of interest of $103,333 that had accrued for the period July 1, 2007 through December 31, 2007.

Subsequent to March 30, 2008 the Company issued a total of 108,335 shares of its Common Stock, in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

Common Stock

In January 2008, the Company issued 559,236 shares of its Common Stock in payment of interest of $311,777 that had accrued on the Construction Loan and the 8% Convertible Debentures from October 1, 2007 through December 31, 2007.

Subsequent to March 30, 2008, the Company issued a total of 323,746 shares of its Common Stock in payment of interest of $308,389 that had accrued on the Construction Loan and the 8% Convertible Debentures from January 1, 2008 through March 31, 2008.

Item 3:	Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

NATG’s management, with the participation of its Chief Executive Officer, and the Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. Management has evaluated the effect on the overall control environment of the resignation of the President and Chief Executive Officer, and the Chief Financial Officer, followed by the appointment of the present President and Chief Executive Officer and Acting Chief Financial Officer. Management believes that these personnel changes have not had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures.

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

In January 2008, the Company issued 559,236 shares of its Common Stock in payment of interest of $311,777 that had accrued on the Construction Loan and the 8% Convertible Debentures from October 1, 2007 through December 31, 2007.

Subsequent to March 30, 2008, the Company issued a total of 215,411 shares of its Common Stock to Opus in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

Subsequent to March 30, 2008 the Company issued a total of 108,335 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

Item 4:	Submission of Matters to a Vote of Security Holders

On March 8, 2008 the Company held its annual meeting of shareholders at which the following matters were voted upon:

Summary of Matters and Votes Cast

Matter	For	Against or Withheld	Abstentions or Non- votes
Election of two Class I Directors
Bruce Leadbetter	6,343,364	31,282	—
D. Patrick Long	6,343,364	31,282	—
Ratification of appointment of KBA Group, LLP as independent auditors	6,344,368	26,281	3,997

Item 6:	Exhibits

31.1	Certification of Rod Wallace, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joe B. Dorman, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Rod Wallace, President and Chief Executive Officer, and Joe B. Dorman Acting Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: May 19, 2008	/s/ Rod Wallace
Rod Wallace Chief Executive Officer

Date: May 19, 2008	/s/ Joe B. Dorman
Joe B. Dorman
Acting Chief Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Rod Wallace, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joe B. Dorman, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Rod Wallace, President and Chief Executive Officer and Joe B. Dorman, Acting Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.