Form 10QSB
period 2008-06-29
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2008-08-13
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 10,781,178 common shares outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1:	Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2008	September 30, 2007
Assets
Current Assets:
Cash and cash equivalents	$1,663,660	$3,839,787
Accounts receivable, net of allowance for doubtful accounts of $100,000 and $50,000	4,257,765	693,155
Inventories, net	3,288,545	2,565,205
Prepaid expenses and other	172,459	6,555

Total Current Assets	9,382,429	7,104,702
Property and equipment, net	8,850,760	9,238,227
Patents and purchased technologies, less accumulated amortization of $1,236,407 and $1,149,020	824,833	912,220
Other assets	302,073	366,828

Total Assets	$19,360,095	$17,621,977

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,803,536	$2,339,035
Accrued expenses	2,148,287	2,169,983
Accrued interest	498,192	373,106
Bridge loan, including $1,872,727 to related parties	2,000,000	—
Note payable – insurance	104,118	5,861
Accrued warranty costs	3,146,102	2,488,560

Total Current Liabilities	9,700,235	7,376,545
Bridge loan, including $1,872,727 to related parties	—	2,000,000
8% $3,000,000 convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $2,220,955 and $1,336,008	779,045	1,663,992
Note payable to Opus 5949 LLC, a related party	14,000,000	14,000,000

Total Liabilities	24,479,280	25,040,537
Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized;
Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common stock, $.001 par value, 30,000,000 shares authorized; 10,370,857 and 9,237,260 shares issued and outstanding	10,371	9,238
Additional paid-in capital	104,215,736	101,424,224
Accumulated deficit	(118,118,976)	(117,625,706)

Total Stockholders’ Deficit	(5,119,185)	(7,418,560)

Total Liabilities and Stockholders’ Deficit	$19,360,095	$17,621,977

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Sales, net	$8,094,099	$5,753,126	$24,390,185	$15,177,407
Warranty expense	80,941	106,235	967,142	293,915
Cost of goods sold (exclusive of depreciation shown below)	5,594,737	5,429,015	17,698,197	17,319,425

Gross Profit (Loss)	2,418,421	217,876	5,724,846	(2,435,933)
Selling, general and administrative expenses	1,164,021	1,004,678	3,559,362	3,360,873
Loss on conversion of debt to equity	—	—	—	1,730,358
Impairment of long-lived assets	—	337,995	—	337,995
Depreciation and amortization	297,782	388,432	871,266	1,141,299

Operating Profit (Loss)	956,618	(1,513,229)	1,294,218	(9,006,458)
Other Expense:
Interest expense, net	684,567	279,405	1,792,117	2,126,556
Other, net	(751)	(692)	(4,629)	(1,105)

Total Other Expense, net	683,816	278,713	1,787,488	2,125,451

Net Income (Loss)	272,802	(1,791,942)	(493,270)	(11,131,909)

Net Income (Loss) Available to Common Stockholders	$272,802	$(1,791,942)	$(493,270)	$(11,131,909)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$0.03	$(0.20)	$(0.05)	$(1.62)
Net Income (Loss) Per Common Share – diluted	$0.02	$(0.20)	$(0.05)	$(1.62)

Weighted Average Number of Common Shares outstanding:
Basic	10,360,184	9,171,654	9,940,261	6,883,838
Diluted	14,508,614	9,171,654	9,940,261	6,883,838

The accompanying notes are an integral part of these consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(493,270)	$(11,131,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	700,456	540,814
Stock option and restricted stock compensation expense	62,712	(19,837)
Issuance of common stock for interest	976,530	1,758,116
Loss on conversion of debt to equity	—	1,730,358
Provision for warranty expense	967,142	293,915
Provision for doubtful accounts	50,000	50,000
Depreciation and amortization	871,266	1,141,299
Impairment of long-lived assets	—	337,995
Net change in operating assets and liabilities:
Accounts receivable	(3,614,610)	744,237
Inventories	(642,973)	(404,255)
Prepaid expenses and other current assets	(165,904)	(116,228)
Other assets	59,883	23,028
Accounts payable and accrued expenses	(389,195)	736,311
Accrued warranty costs	(309,600)	217,162
Accrued interest	125,086	(166,234)

Net cash used in operating activities	(1,802,477)	(4,265,228)

Cash flows from investing activities:
Purchases of patent and other assets	—	(19,755)
Purchase of property and equipment	(471,907)	(917,639)

Net cash used in investing activities	(471,907)	(937,394)

Cash flows from financing activities:
Proceeds from sale of common stock	—	500,000
Proceeds from note payable – insurance	492,898	549,747
Payments on note payable – insurance	(394,641)	(509,989)
Proceeds from Bridge Loan, including $1,872,727 from related parties	—	2,000,000

Net cash provided by financing activities	98,257	2,539,758

Net decrease in cash and cash equivalents	(2,176,127)	(2,662,864)

Cash and cash equivalents, beginning of period	3,839,787	4,245,400

Cash and cash equivalents, end of period	$1,663,660	$1,582,536

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest, including imputed interest	$227,919	$1,012,227
Common stock issued for conversion of debentures	$—	$11,500,000
Common stock issued for inducement of debenture conversion, including imputed interest	$—	$1,730,358
Common stock issued for interest on debt to Opus LLC, a related party	$748,611	$745,888
Common Stock issued to former officer in settlement of termination	$168,000	$—
Incremental debt discount resulting from reduction in debenture conversion price	$1,585,404	$—

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

On September 7, 2007 the Company amended its Certificate of Incorporation to (i) reduce the number of authorized shares of Common Stock from 250 million to 30 million, (ii) reduce the number of authorized shares of Preferred Stock from 20 million to one million, and (iii) automatically combine 20 outstanding shares of $0.001 par value common stock (“Common Stock”) into one share of Common Stock without any further action on the part of the shareholders.

NOTE 2—GOING CONCERN

As of June 29, 2008 the Company had a cash balance of $1,663,660 and a negative working capital balance of $317,806. During the nine month period ended June 29, 2008 and the year ended September 30, 2007, the Company incurred net losses of $493,270 and $12,898,905, respectively. During these same periods the Company used cash flows in operating activities of $1,802,477 and $4,897,808 respectively. The Company could incur losses for the remainder of the fiscal year ending September 28, 2008.

On October 1, 2008, the Company will be required to pay interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On October 31, 2008 the Company will be required to repay the bridge loan (“Bridge Loan”) of $2,000,000 together with interest thereon. Additionally, the Company will to have to fund its working capital deficit, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest on the Construction Loan and repay the Bridge Loan together with interest thereon and to maintain adequate liquidity depends on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, the willingness of some customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, obtaining raw materials at reasonable prices, and continuing to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

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

NOTE 3—INVENTORIES

The Company uses the first-in, first-out method to value its inventories. In previous periods, the Company valued its finished goods inventory after deducting certain costs that it believed were abnormal idle capacity cost. Effective March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized such that an adjustment to the finished goods inventory was not necessary. Inventories of finished goods and raw materials consist of the following:

	June 29, 2008	September 30, 2007
Raw materials (1)	$1,779,817	$1,734,432
Finished goods	1,649,026	1,096,744

Total inventory	3,428,843	2,831,176
Less: Reserve for obsolete inventory	(140,298)	(265,971)

Total inventory, net	$3,288,545	$2,565,205

(1)	Raw materials, as of June 29, 2008 and September 30, 2007, include $347,129 and $924,909, respectively which is the value of materials of returned ties and ties that did not meet the Company’s or customers’ quality standards. These ties will be reprocessed as raw materials in the crosstie manufacturing process.

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment consisted of the following:

	June 29, 2008	September 30, 2007 (1)
Machinery and equipment	$11,851,985	$11,542,735
Building and land	2,414,025	2,386,921
Furniture, fixtures and other	440,031	311,732

Total property and equipment	14,706,041	14,241,388
Less accumulated depreciation	(5,855,281)	(5,003,161)

Total property and equipment, net	$8,850,760	$9,238,227

(1)	For the year ended September 30, 2007, pursuant to our impairment policy, we performed an impairment test of our property and equipment and patents and purchased technologies. As a result of that test, the Company recorded a $1,837,995 charge for impairment of certain plant assets, which wrote down the assets to their estimated fair value. The fair value was determined by comparisons to recent sales of comparable equipment. The impairment charge was taken on the equipment of the Houston facility subsequent to the shut down of that facility. This equipment was moved to the Company’s manufacturing facility in Marshall, Texas (“Marshall Facility”) because the Company determined that it did not have adequate orders to support the cost of production and overhead of the Houston facility. Currently the Company is not holding the equipment out for sale, but has engaged in discussions with a party that is considering the purchase of the equipment. The Company has no plans for resuming production using the equipment, and believes that if the discussions do not result in a sale, it can use some of the equipment as spare parts to help maintain the current production of the Marshall Facility. As of June 29, 2008, the net book value of that equipment totaled $583,366.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the nine months ended June 29, 2008 and July 1, 2007:

	Nine Months Ended
	June 29, 2008	July 1, 2007
Balance at beginning of period	$2,488,560	$2,007,554
Accrual for warranty expense	967,142	293,915
Product returns to raw material inventory	35,722	483,042
Warranty costs incurred	(345,322)	(265,880)

Balance at end of period	$3,146,102	$2,518,631

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

As of June 29, 2008, the balance of the warranty reserve represents approximately 38,000 ties, which consist of approximately 27,000 ties, the replacement of which will be made for specifically identified customers and events, and approximately 11,000 ties which are subject to the Company’s general estimate of possible replacements. Of the 27,000 ties, the Company expects that it will replace approximately 3,500 ties through September 30, 2008. Under its current arrangements with its customers, substantially all of the remaining ties are to be replaced in equal monthly amounts during the fiscal year ending September 27, 2009 and all such ties are to be replaced by December 31, 2009. The Company may replace those ties during the fiscal year ending September 28, 2008, depending upon its production capacity, potential sales to others and the Company’s liquidity.

The warranty reserve is reviewed quarterly to reflect actual experience. During the three months ended June 29, 2008 the Company recorded a provision to its general warranty reserve of 1% of revenues.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus (a related party—see Note 10) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. To date the interest has been paid in shares of Common Stock. With each installment due on and after October 1, 2008 the interest will be paid in cash.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of June 29, 2008 and the date of this report.

During the three months ended June 29, 2008 the Company issued a total of 215,411 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

During the three months ended July 1, 2007 the Company issued a total of 44,371 shares of its Common Stock in payment of interest of $245,000 that had accrued for the period January 1, 2007 through March 31, 2007.

During the nine months ended June 29, 2008 the Company issued a total of 785,222 shares of its Common Stock in payment of interest of $748,611 that had accrued for the period July 1, 2007 through March 31, 2008.

During the nine months ended July 1, 2007 the Company issued a total of 120,309 shares of its Common Stock in payment of interest of $745,888 that had accrued for the period July 1, 2006 through March 31, 2007.

Subsequent to June 29, 2008, the Company issued a total of 302,100 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period April 1, 2008 through June 30, 2008.

Bridge Loan

Effective March 7, 2007 the Company entered into the Bridge Loan (a portion of which is held by related parties—see Note 10), evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest of $246,287 and principal will be due on October 31, 2008. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the three month periods ended June 29, 2008 and July 1, 2007, the Company accrued interest expense of $38,166 for the period March 31, 2008 through June 29, 2008 and $34,997 for the period April 2, 2007 through July 1, 2007.

During the nine month periods ended June 29, 2008 and July 1, 2007, the Company accrued interest expense of $112,530 for the period October 1, 2007 through June 29, 2008 and $44,447 for the period March 7, 2007 through July 1, 2007.

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

During the nine months ended July 1, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 through March 7, 2007.

In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 through March 7, 2007.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”) (a portion of which is held by related parties—see Note 10). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at an original conversion price of $4.00 per share, subject to adjustment.

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

For the three month period ended June 29, 2008, the Company recognized $207,573 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $58,941 in interest expense related to the amortization of the beneficial conversion feature.

For the nine month period ended June 29, 2008, the Company recognized $523,631 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $176,825 in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company’s issuance of its Common Stock in payment of interest to Opus is considered a dilutive event and resulted in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued was less than the then effective conversion price. The Company may in the future issue its Common Stock in payment of interest, therefore if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

During the three month period ended June 29, 2008 the Company issued a total of 108,335 shares of its Common Stock in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

In addition the Company recognized $63,919 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008.

During the nine month period ended June 29, 2008 the Company issued a total of 238,119 shares of its Common Stock in payment of interest of $164,000 that had accrued for the period July 31, 2007 through March 31, 2008.

In addition, during the nine month period ended June 29, 2008 the Company recognized $63,919 in interest expense, which represents the cumulative amount of the quarterly calculation of the product of the market value of the shares and the actual shares issued, less the accrued interest for each quarter during the period July 31, 2007 through March 31, 2008.

Subsequent to June 29, 2008 the Company issued a total of 108,221 shares of its Common Stock in payment of interest of $60,667 that had accrued for the period April 1, 2008 through June 30, 2008.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

At June 29, 2008 the Company had warrants outstanding to purchase 4,468,071 shares of Common Stock, which warrants were issued in connection with financing transactions and payments for services. All of these warrants are currently exercisable. These warrants have exercise prices that range from $0.56 to $77.00 and expire, if unexercised, between 2008 and 2011.

Future Issuances of Common Stock

At June 29, 2008 the Company had Common Stock reserved for future issuance as follows:

June 29, 2008 Shares
Warrants outstanding	4,468,071
Stock options outstanding	201,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	12,952,381

Common Stock

As of June 29, 2008, the Company had 10,370,857 shares of its Common Stock issued and outstanding.

In April 2008 the Company issued 323,746 shares of its Common Stock in payment of interest of $308,389 that had accrued on the Construction Loan and the 8% Convertible Debentures from January 1, 2008 through March 31, 2008.

Employee Stock Options

Stock-based compensation expenses under SFAS 123R for the three months ended June 29, 2008 and July 1, 2007 were $43,216 and $75,289, respectively, and for the nine months ended June 29, 2008 and July 1, 2007 were $62,712 and $(19,837), respectively. During the nine month period ended July 1, 2007 the Company reversed previously reported stock-based compensation due to the expiration of stock options of employees who resigned. This reversal resulted in a negative stock-based compensation expense for the nine month period ended July 1, 2007. The Company did not issue any stock options during the nine months ended June 29, 2008.

As of June 29, 2008, the Company has approximately $231,378 of unrecognized compensation cost related to non-vested stock options which amount is being recognized over a period of three years from the date of the individual grant.

During the nine month period ended June 29, 2008 no stock options were granted or exercised.

NOTE 8—EARNINGS PER SHARE

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net Income (Loss) Available to Common Stockholders	$272,802	$(1,791,942)	$(493,270)	$(11,131,909)

Denominator for basic earnings per share — weighted average shares	10,360,184	9,171,654	9,940,261	6,883,838
Effect of potentially dilutive securities	4,148,430	—	—	—

Denominator for dilutive earnings per share — weighted average shares	14,508,614	9,171,654	9,940,261	6,883,838

Earnings per share:
Basic	$0.03	$(0.20)	$(0.05)	$(1.62)
Diluted	$0.02	$(0.20)	$(0.05)	$(1.62)

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing the net income, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended July 1, 2007 and the nine month periods ended June 29,2008 and July 1, 2007 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. Potential dilutive securities include options, warrants, and convertible preferred stock, convertible into an aggregate of 12,952,381 and 5,309,067 shares of Common Stock at June 29, 2008 and July 1, 2007, respectively.

For the three months ended June 29, 2008 the effects of options to purchase 201,333 shares of Common Stock, warrants to purchase 929,521 shares of Common Stock and the 8% Convertible Debentures convertible into 5,357,143 shares of Common Stock were excluded from the computation of potentially dilutive securities.

NOTE 9—MAJOR CUSTOMERS AND COMMITMENTS

For the three and nine months ended June 29, 2008 and July 1, 2007 the Company had sales to one major customer that represented approximately 61% and 96% of total sales in the respective three month periods, and approximately 60% and 89% in the respective nine month periods. Under the terms of an agreement with one of the Company’s major customers, in June 2008, the purchase price per tie was reduced to a fixed amount of approximately 91% of the previous tie price. Additionally, for each quarter of the period beginning March 31, 2008 through December 31, 2008, the customer is entitled to a rebate of a portion of the purchase price of ties purchased during the quarter. The rebate is paid in the subsequent quarter that it is earned.

As of June 29, 2008 approximately 87% of the Company’s accounts receivable were due from two customers. Included in the accounts receivable balance is a retainage amount due from one customer, constituting 10% of the accounts receivable balance, which amount is being retained pending verification by the customer of receipt of the total ties shipped by the Company pursuant to the terms of the purchase contract. .

NOTE 10—RELATED PARTY TRANSACTIONS

For a description of transactions under the Construction Loan, the Bridge Loan and the 8% Convertible Debentures with parties who beneficially own more than 5% of any one class of the Company’s stock see Note 6. Opus, an affiliate of Sponsor Investments, LLC (“Sponsor”), an entity that owns more than 5% of the Company’s Common Stock, is the lender under the Construction Loan.

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

In October 2007, the Company issued 110,256 shares in full payment of an accrued amount of $168,000 owed to Mr. Neal Kaufman, the former Chief Executive Officer of the Company, pursuant to a termination agreement.

NOTE 11—MATERIAL SUBSEQUENT EVENTS

Issuance of Shares of Common Stock. Subsequent to June 29, 2008, the Company issued a total of 302,100 shares of its Common Stock to Opus in payment of interest of $247,722 that had accrued for the period April 1, 2008 through June 30, 2008.

Subsequent to June 29, 2008 the Company issued a total of 108,221 shares of its Common Stock to the holders of the 8% Convertible Debentures in payment of interest of $60,667 that had accrued for the period April 1, 2008 through June 30, 2008.

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

We have incurred an accumulated deficit from inception to June 29, 2008 totaling $118,118,976. Until we are able to consistently generate revenues that result in gross margins from the manufacturing of our TieTek™ crossties that exceed operating costs, profitable operations will not be sustained and we will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities at prices we deem appropriate.

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

Inventories—The Company uses the first-in, first-out method to value its inventories.

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

Concentration of Credit Risk—Credit risk is limited to accounts receivable from customers at June 29, 2008. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectibility and provide for an allowance for potential credit losses as deemed necessary. As of June 29, 2008 approximately 87% of the Company’s accounts receivable were due from two customers.

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

Adoption of Recently Issued Accounting Pronouncements

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

Results of Operations for the three months ended June 29, 2008 versus July 1, 2007

Net income of $272,802 for the three months ended June 29, 2008 reflects a total change of $2,064,744 from the net loss of $1,791,942 for the three months ended July 1, 2007. This difference is primarily due to an increase in gross profit of $2,200,545, a decrease of $337,995 in impairment expense of long lived assets, and a decrease of $90,650 in depreciation and amortization expense offset by an increase in selling, general and administrative expenses of $159,343 and an increase in interest expense of $405,162.

Sales. Net sales for the three months ended June 29, 2008 and July 1, 2007 were $8,094,099 and $5,753,126, respectively, and related solely to the sale of crossties. The increase in revenues of $2,340,973 between these two periods resulted from a 13% increase in the number of ties sold and a 25% increase in the average sales price of ties sold during the three month period ended June 29, 2008 compared to the three month period ended July 1, 2007. The increase in the number of ties sold resulted primarily from sales to a new major customer. The Company had additional ties to sell because of the increased production of crossties at the Marshall Facility, which is currently producing ties from its two production lines at their approximate design capacity. Under the terms of an agreement with one of the Company’s major customers, in June 2008, the purchase price per tie was reduced to a fixed amount of approximately 91% of the previous per tie purchase price. Additionally, for each quarter of the period beginning March 31, 2008 through December 31, 2008, the customer is entitled to a rebate of a portion of the purchase price of ties purchased during the quarter. The rebate is paid in the subsequent quarter that it is earned.

Gross Profit. During the three months ended June 29, 2008, the sale of TieTek™ crossties resulted in the gross profit of $2,418,421 compared to a gross profit of $217,876 in the three months ended

July 1, 2007. The improvement in gross profit is primarily the result of an average 25% higher selling prices, an increase in the number of ties sold of approximately 13%, and improved production volumes over which overhead is allocated. Cost of goods sold consists of raw materials, including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,164,021 for the three months ended June 29, 2008 compared to $1,004,678 for the three months ended July 1, 2007. This overall increase in SG&A reflects primarily increases of $163,734 in consulting and legal expenses, and $50,000 in bad debt expense, offset by a decrease in property and franchise taxes of $35,123.

Depreciation and Amortization. Depreciation and amortization expenses were $297,782 for the three months ended June 29, 2008 compared to $388,432 for the three months ended July 1, 2007. This decrease resulted, for the most part, because the amount of equipment subject to depreciation was reduced by the Company’s previously recorded impairment charge.

Other Income (Expense). Total other expense of $683,816 for the three months ended June 29, 2008 increased $405,103 from $278,713 for the three months ended July 1, 2007. During the three months ended June 29, 2008, interest of $391,101 was recorded for the 8% Convertible Debentures, which were issued subsequent to the three months ended July 1, 2007.

Results of Operations for the nine months ended June 29, 2008 versus July 1, 2007

The net loss of $493,270 for the nine months ended June 29, 2008 reflects a decrease of $10,638,639 from the net loss of $11,131,909 for the nine months ended July 1, 2007. This decrease in net loss is primarily due to a gross profit of $5,724,846 as compared to a gross loss of $2,435,933 in the comparable period; decreases in, loss on debt conversion of $1,730,358, impairment of long lived assets of $337,995, depreciation and amortization expense of $270,033 and interest expense of $334,439 due to the conversion of the 7% Convertible Debentures to Common Stock on March 7, 2007, offset by an increase in SG&A of $198,489.

Sales. Net sales for the nine months ended June 29, 2008 and July 1, 2007 were $24,390,185 and $15,177,407, respectively, and related solely to the sale of crossties. The increase in revenues of $9,212,778 between these two periods resulted from a 23% increase in the number of ties sold and a 30% increase in the average sales price of ties sold. The increase in the number of ties sold resulted primarily from sales to a new major customer. The Company had additional ties to sell because of the increased production of crossties at the Marshall Facility, which is currently producing ties from its two production lines at their approximate design capacity. Under the terms of an agreement with one of the Company’s major customers, in June 2008, the purchase price per tie was reduced to a fixed amount of approximately 91% of the previous per tie purchase price. Additionally, for each quarter of the period beginning March 31, 2008 through December 31, 2008, the customer is entitled to a rebate of a portion of the purchase price of ties purchased during the quarter. The rebate is paid in the subsequent quarter that it is earned.

Gross Profit (Loss). During the nine months ended June 29, 2008 and July 1, 2007, the sale of TieTek™ crossties resulted in a gross profit of $5,724,846 compared to a gross loss of $2,435,933 during the nine months ended July 1, 2007. The improvement to a gross profit is primarily the result of an average 30% higher selling prices, an increase in the number of ties sold of approximately 23%, improved production volumes over which to allocate overhead and lower direct and indirect costs (resulting mainly from the closing of the Houston production facility). Warranty cost increased $673,227 primarily as a result of the Company’s revision of the estimated cost to replace such ties that it had previously agreed to replace. Cost of goods sold consists of raw materials, including grinding of ties that did not meet the Company’s or the customer’s quality standards, direct costs, including wages and benefits, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, taxes and insurance. Prior to the quarter ended March 30, 2008, the Company deducted from the value of its finished goods inventory, certain costs that it attributed to abnormal idle capacity cost. Accordingly, the value of its finished goods inventory was reflected on its books at a value that was less than its manufactured cost, including overhead cost. Effective March 30, 2008 the Company analyzed its historic production levels and concluded that its operations and production levels had stabilized so that there were no abnormal idle capacity costs which were required to be deducted from the value of the finished goods inventory and as a result the Company recorded an increase in the value of finished goods inventory with a corresponding decrease in its cost of sales of $236,705. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

SG&A. SG&A expenses were $3,559,362 for the nine months ended June 29, 2008 compared to $3,360,873 for the nine months ended July 1, 2007. This overall increase in SG&A reflects primarily increases of $255,519 in consulting expenses, and $162,029 in other expenses, offset by a total decrease of $172,251 in insurance, legal expenses, property taxes, and franchise taxes.

Depreciation and Amortization. Depreciation and amortization expenses were $871,266 for the nine months ended June 29, 2008 compared to $1,141,299 for the nine months ended July 1, 2007. This decrease resulted, for the most part, because the amount of equipment subject to depreciation was reduced by the Company’s previously recorded impairment charge.

Other Income (Expense). Total other expense of $1,787,488 for the nine months ended June 29, 2008 decreased $337,963 compared to $2,125,451 for the nine months ended July 1, 2007. During the nine months ended July 1, 2007 interest of $351,069, imputed interest of $453,200, interest attributable to beneficial conversion feature of $270,407 and interest attributable to debt discount of $270,407 were recorded. During the nine months ended June 29, 2008, no amount was recorded for interest, imputed interest, beneficial conversion and debt discount, because these costs were related to the 7% Convertible Debentures that were converted to Common Stock on March 7, 2007. The combined decrease of $1,345,083 was primarily offset by combined increases of $1,014,458 of interest expense attributable the Company’s debt.

Liquidity and Capital Resources

As of June 29, 2008 the Company had a cash balance of $1,663,660 and a negative working capital balance of $317,806. During the nine month period ended June 29, 2008 and the year ended September 30, 2007, the Company incurred net losses of $493,270 and $12,898,905, respectively. The Company could incur losses for the remainder of the fiscal year ending September 28, 2008. During these same periods the Company used cash flows in operating activities of $1,802,477 and $4,897,808, respectively. The Company’s use of cash flow during the nine months ended June 29, 2008 was due in large part to an increase in its accounts receivable of $3,614,610. The balance of accounts receivable of $4,257,765 as of June 29, 2008 was primarily due from two major customers and was largely collected subsequent to June 29, 2008.

On October 1, 2008, the Company will be required to pay interest in cash on the construction loan (“Construction Loan”), with Opus 5949 LLC (“Opus”). On October 31, 2008 the Company will be required to repay the bridge loan (“Bridge Loan”) of $2,000,000, together with interest thereon. Additionally, the Company will to have to fund its working capital deficit, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest on the Construction Loan, and repay the Bridge Loan together with interest thereon and to maintain adequate liquidity depends on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, the willingness of some customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, obtaining raw materials at reasonable prices, and continuing to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

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

The replacement of ties under warranty obligation affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 27,000 ties for some of its customers. Under agreements with its customers, approximately 3,500 ties will be replaced during the fiscal year ending September 28, 2008. Under its current arrangements with its customers, substantially all of the remaining ties are to be replaced in equal monthly amounts during the fiscal year ending September 27, 2009 and all such ties are to be replaced by December 31, 2009, but the Company may replace ties during the fiscal year ending September 28, 2008 depending upon its production capacity and liquidity. The replacement of those ties during such fiscal year could have a material and adverse impact on the Company’s liquidity and would require it to seek additional financing if other liquidity factors remained unchanged.

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

Construction Loan

In 2004, the Company entered into the Construction Loan with Opus for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through September 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. To date the interest has been paid in shares of Common Stock. With each installment due on and after October 1, 2008 the interest will be paid in cash.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of June 29, 2008 and the date of this report.

During the three months ended June 29, 2008 the Company issued a total of 215,411 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period January 1, 2008 through March 31, 2008.

During the three months ended July 1, 2007 the Company issued a total of 44,371 shares of its Common Stock in payment of interest of $245,000 that had accrued for the period January 1, 2007 through March 31, 2007.

During the nine months ended June 29, 2008 the Company issued a total of 785,222 shares of its Common Stock in payment of interest of $748,611 that had accrued for the period July 1, 2007 through March 31, 2008.

During the nine months ended July 1, 2007 the Company issued a total of 120,309 shares of its Common Stock in payment of interest of $745,888 that had accrued for the period July 1, 2006 through March 31, 2007.

Subsequent to June 29, 2008, the Company issued a total of 302,100 shares of its Common Stock in payment of interest of $247,722 that had accrued for the period April 1, 2008 through June 30, 2008.

Bridge Loan

Effective March 7, 2007 the Company issued a series of unsecured promissory notes in the aggregate principal amount of $2,000,000 (collectively the “Bridge Loan”). The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. As a result of an amendment to the Bridge Loan notes made on July 24, 2007, the accrued interest of $246,287 and principal will be due on October 31, 2008. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

During the three month periods ended June 29, 2008 and July 1, 2007, the Company accrued interest expense of $38,166 for the period March 31, 2008 through June 29, 2008 and $34,997 for the period April 2, 2007 through July 1, 2007.

During the nine month periods ended June 29, 2008 and July 1, 2007, the Company accrued interest expense of $112,530 for the period October 1, 2007 through June 29, 2008 and $44,447 for the period March 7, 2007 through July 1, 2007.

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

During the nine months ended July 1, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 through March 7, 2007.

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

For the three month period ended June 29, 2008, the Company recognized $207,573 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $58,941 in interest expense related to the amortization of the beneficial conversion feature.

For the nine month period ended June 29, 2008, the Company recognized $523,631 in interest expense related to the amortization of debt discount from the July 2010 Warrants and $176,825 in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company’s issuance of its Common Stock in payment of interest to Opus is considered a dilutive event and resulted in a downward adjustment of the conversion price when the volume weighted average trading price of the Common Stock issued was less than the then effective conversion price. The Company may in the future issue its Common Stock in payment of interest therefore, if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

During the three month period ended June 29, 2008 the Company issued a total of 108,335 shares of its Common Stock in payment of interest of $60,667 that had accrued for the period January 1, 2008 through March 31, 2008.

In addition the Company recognized $63,919 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008.

During the nine month period ended June 29, 2008 the Company issued a total of 238,119 shares of its Common Stock in payment of interest of $164,000 that had accrued for the period July 31, 2007 through March 31, 2008.

In addition, during the nine month period ended June 29, 2008 the Company recognized $63,919 in interest expense, which represents the cumulative amount of the quarterly calculation of the product of the market value of the shares and the actual shares issued, less the accrued interest for each quarter during the period July 31, 2007 through March 31, 2008.

Subsequent to June 29, 2008 the Company issued a total of 108,221 shares of its Common Stock in payment of interest of $60,667 that had accrued for the period April 1, 2008 through June 30, 2008.

Common Stock

In April 2008, the Company issued 323,476 shares of its Common Stock in payment of interest of $308,389 that had accrued on the Construction Loan and the 8% Convertible Debentures from January 1, 2008 through March 31, 2008.

Subsequent to June 29, 2008, the Company issued a total of 410,321 shares of its Common Stock in payment of interest of $308,389 that had accrued on the Construction Loan and the 8% Convertible Debentures from April 1, 2008 through June 30, 2008.

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

In April 2008, the Company issued 323,476 shares of its Common Stock in payment of interest of $308,389 that had accrued on the Construction Loan and the 8% Convertible Debentures from January 1, 2008 through March 31, 2008.

Subsequent to June 29, 2008, the Company issued a total of 302,100 shares of its Common Stock to Opus in payment of interest of $247,722 that had accrued on the Construction Loan and 108,221 shares of its Common Stock in payment of interest of $60,667 that had accrued on the 8% Convertible Debentures from April 1, 2008 through June 30, 2008.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: August 13, 2008	/s/ Rod Wallace
Rod Wallace
Chief Executive Officer

Date: August 13, 2008	/s/ Joe B. Dorman
Joe B. Dorman
Acting Chief Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Rod Wallace, President and Chief Executive Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joe B. Dorman, Acting Chief Financial Officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Rod Wallace, President and Chief Executive Officer, and Joe B. Dorman, Acting Chief Financial Officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.