Form 10-K
period 2008-09-28
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2009-06-12
CIK 808013

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended September 28, 2008

or

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

Issuer’s telephone number: (972) 996-5750

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates as of March 29, 2009 was $403,317 based on the average of the high and low bid prices of such Common Stock on March 27, 2009, which was the closest date to the end of the most recently completed second fiscal quarter that quotes were available for the registrant’s Common Stock in the “pink sheets”.

As of June 10, 2009 there were 11,547,863 shares of Common Stock, par value $.001 per share, outstanding.

Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect,” “estimate,” “project,” “intend,” “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described in Item 1A. Risk Factors in this Annual Report. Additional factors are described in other public reports filed with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated, all references to “the Company,” “we,” “us,” “our,” or other similar terms, refers to North American Technologies Group, Inc. (“NATG”), its wholly owned subsidiary, TieTek Technologies, Inc. (“TTT”), TTT’s subsidiary TieTek LLC (“TieTek”) and other subsidiaries. NATG was incorporated in Delaware on December 24, 1986.

The Company experienced a number of significant management issues in fiscal 2008 and since the end of the fiscal year. In particular, the Company had heavy turnover among its executive officers. The most recent turnover involved the termination of Rod Wallace as Chief Executive Officer for alleged misappropriation of Company funds. This turnover adversely affected Company operations by diverting scarce management resources and significant Company funds from operations. These matters contributed to the Company’s inability to file current financial information which in turn may have adversely affected the marketability of its common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Recent Developments” for a description of those issues and their impact.

Overview

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered composite railroad crossties, also called ties, through its 100% owned subsidiary TieTek LLC. The Company’s TieTek® composite railroad tie is a direct substitute for a wood tie, but with a longer expected life and several environmental advantages. The Company began commercial manufacturing and shipping of ties during the third quarter of 2000.

TieTek’s engineered composite tie is a “green” product. Our ties are primarily produced from recycled materials—crumb rubber from old tires and recycled polyethylene (form of plastic), combined with various fillers and fiberglass. Our ties are primarily a substitute for hardwood ties treated with creosote. Thus, the use of our ties as a replacement for wood ties avoids the cutting of mature hardwood trees and eliminates the use of creosote, while reducing the amount of plastic waste otherwise being sent to landfills.

We are the leading manufacturer of composite railroad ties and hold several U.S. patents. We believe our ties are superior in many applications to wood ties, and present a better value over their life cycle. The TieTek® tie has been successfully tested by a number of U.S. railroads and independent laboratories. Since March 1996,

TieTek® ties have been installed under railroad tracks in a variety of load and environmental conditions. The primary customer for our ties has been Union Pacific Railroad. TieTek’s web site may be found at www.tietek.com.

Industry Overview

A railroad track is a total system consisting of two steel rails which are held in place at a fixed distance apart (commonly referred to as “gauge”) by steel plates which, in turn, are fastened to ties. The ties are supported by ballast on an improved roadbed. Each component of the track system contributes to maintaining the rail gauge and to supporting and distributing the forces of a loaded train. Although different types of ties have been used throughout the history of railroad construction, the hardwood tie has been the dominant product. Hardwood ties are relatively strong in tension (to hold the rails in gauge), in bending (to uniformly distribute the load to the ballast), and in compression (to support the rail) while providing enough flexibility to cushion the impact of the wheels on the rails. In addition, the “nailability” of wood allows the rail and plate to be attached to the tie with simple and cost effective steel spikes. However, the downside to hardwood ties is that they deteriorate under different conditions, most notably in damp or wet conditions, and therefore have limited life cycles.

The worldwide supply of ties falls into four primary categories: wood, concrete, steel and other alternatives. According to industry statistics, wood ties dominate the market, providing about 86% of U.S. demand and about 75-80% in the rest of the world. In the U.S. concrete holds approximately 10% of the market share, with steel and other alternate materials representing the remaining market at this time. In Western Europe, concrete and steel are more widely used, each exceeding a 10% market share.

The demand for new ties comes from two sectors: construction of new rail lines and replacement of deteriorated or worn out ties under existing track. Most of the demand for new ties in the U.S. is for the replacement of deteriorated or worn out wood ties. This replacement market represents a good market for our ties because unlike steel or concrete, our ties can be interspersed with wood ties. The demand for new ties in North America, based on industry reference materials, exceeded 20 million ties in 2007, while demand in the rest of the world is estimated to be approximately 60 million ties per year.

Technology Development

The exact formulation of TieTek® ties is proprietary and is protected by a current patent. The formulation was developed over several years and at considerable cost after extensive theoretical, laboratory, pilot plant and full-scale production testing to achieve a balance of flexibility, strength, hardness, weight, density, nailability and other desirable properties of wood ties.

We believe the TieTek® tie meets or exceeds industry standards that are established by wood ties. The ties have uniform shape and dimensions and are tough and durable in use under load. Tests have shown that the TieTek® tie should maintain its properties far longer than most wood ties. The TieTek® tie can be installed either manually or with automated equipment and can be fastened with cut spikes or other systems.

Patents and Proprietary Protection. We have several patents, both domestic and international, protecting the TieTek® technology, including the product, the formula, and the manufacturing process.

We can make no assurance that any of our future patent applications will result in issued patents or that any of our patents issued will be held valid and enforceable if challenged. There can be no assurance that we will have the financial resources available to enforce and defend our intellectual property rights should they be challenged. As used in this context and throughout this report, “proprietary information” refers to our technology, mechanical configurations, chemical information or formulations, processes, applications, techniques and/or other know-how.

Independent Production Testing. The TieTek® tie, as originally formulated, has undergone a range of tests conducted at several independent testing facilities. The TieTek® tie was evaluated for compression strength, hardness, stiffness, and three measures of spike performance in the tie (measuring resistance to spike drive, spike pull and lateral movement) at the Materials Science and Engineering Department at the University of Illinois. The laboratory conducted accelerated aging tests which showed the TieTek® tie had a slower rate of degradation of its properties than is common with wood ties. These tests indicate that the TieTek® tie can be used interchangeably with wood ties and will last longer than creosote-treated wood ties.

Our ties are installed under a test track at the Transportation Technology Center (TTCI) testing facility in Pueblo, Colorado. Loaded freight cars continually pass over this track. The ties are periodically measured and evaluated for their performance under these actual operating conditions. TTCI, a subsidiary of the American Association of Railroads, is an independent industry facility that tests new technologies concerning track, ties, rails, fasteners, locomotives, and cars used in the U.S. railroad industry. TieTek’s ties have experienced over 2,000,000,000 gross tons of load as well as 2,000,000 vibrations in an accelerated wear test with few, if any, problems of any kind. The TTCI tests confirm that the TieTek® tie continues to meet the requirements of the industry after the equivalent of many years of commercial service.

The TieTek® ties have performed well in a variety of areas and under a variety of conditions including installations in areas of extreme temperatures and moisture, and installations on soft track beds, under heavy loads, and in both curved and straight track.

Some ties produced during the early years of operations cracked during installation or use. TieTek has now developed several quality control tests that evaluate the raw materials prior to their use in the manufacturing process, the quality of the manufacturing process, and the quality of the finished product. When TieTek discovers a tie that does not meet TieTek’s quality standards or the specifications of its customers, the tie is segregated from the finished goods inventory, classified as unacceptable (TieTek calls this tie a “C” tie) and set aside to be ground into material that can be reprocessed into a new tie. While no testing procedure can identify every tie that may have a quality issue, TieTek believes that the development of its quality control procedures has for the most part resolved the problems encountered in its early experiences.

Manufacturing

Process. There are four basic functions in the TieTek® manufacturing process:

•

Raw Material Selection and Processing—There are several ingredients in our tie formula. This part of the manufacturing process requires specifying, testing, handling, blending and mixing raw materials which are fed as a consistent mixture into compounding and mixing equipment.

•

Compounding and Mixing—Mixing, melting and compounding the raw materials into a consistent and homogeneous compound is required to make the final product. The raw materials have different physical properties including weight, density, melting points and flow characteristics. This process required significant development effort and involves mixing of all raw materials in optimal sequence under continual monitoring to achieve desired weight, consistent internal structure and specified physical properties. The formula and sequence of the mixing process is integral to the TieTek® technology and includes patented and other proprietary techniques that we believe are unique to the TieTek® tie.

•

Shaping, Forming and Cooling—The tie forming process requires accommodation of some variations in the mixed compound to ensure that the product is both dimensionally consistent and structurally sound. The TieTek® technology produces a tie with dimensions that are generally 7” x 9” x 9’ (which can be modified to special order). The process forms and cools the melted mixed compound into essentially identical ties. We texture the exterior of the ties to improve interaction with the ballast after which the ties are ready to ship.

•

Quality Assurance—We have established quality control processes to verify the structural integrity of the ties produced. Certain of these processes provide a record of each tie. The data from these processes provide information for ongoing improvements in operations and in product development. We have been granted by SRI Quality System Registrar the ISO 9001:2000 certification.

Raw Materials. The raw materials used in our product are available from multiple suppliers. One of our suppliers located in Houston, Texas provided a majority of our recycled plastic during 2008. The price and availability of key raw materials, particularly recycled plastic, are critical to the cost of the TieTek® tie. Recycled plastic is a major raw material whose price and availability has and may continue to fluctuate significantly, thus affecting the cost of TieTek® ties. Recognizing this sensitivity, we continue to focus on using a variety of low-grade recycled plastic that should be more readily available and priced below other higher grades of recycled plastic. We are continuing to seek additional sources of raw materials, particularly recycled plastic. From time to time, we investigate and test various types of raw materials that can be used in our manufacturing process. Raw material supply and pricing have and will continue to have a direct effect on the cost of the ties and our overall profitability.

Production. In our Marshall, Texas facility, we have two production lines as well as equipment that produces ties whose length are greater than a “standard” 9 foot tie. We call these ties “specialty”, “switch” or “bridge” ties. In September of 2007 we moved the equipment from our former Houston, Texas facility to our Marshall facility, where that equipment is unassembled and idle.

Sales and Marketing

Overview and Strategy. We believe there are growing trends in the worldwide market for ties that are leading the railroads and their suppliers and contractors to search for a functional composite tie that can serve as an economic replacement for creosote-treated wood ties. Factors influencing these trends are:

•

The railroad infrastructure in North America is mature and requires constant maintenance. Approximately 20 million ties were estimated to be purchased in 2008, of which approximately 5 million are in areas that subject wood ties to insect infestation and decay due to moisture, which reduces their useful lives.

•	The ongoing trend to heavier loads and higher speeds is likely to accelerate the rate of wood tie failures.

•

Longer life non-wood ties eliminate the costly repetitive replacement and disposal of worn out wood ties. Such repetitive replacement and disposal increases the lifetime ownership cost which can be substantially greater than the cost of one composite tie. In addition, the repetitive replacement of worn out wood ties slows freight movement which in turn reduces a railroad’s revenue.

•	Quality hardwoods are expected to be in tight supply because of declining areas of mature forests and societal pressure to protect trees.

•

Wood ties must be treated with preservatives such as creosote to extend their economic life. Creosote and other preservatives are toxic chemicals that pose potential environmental liabilities for railroads. The supply of creosote can be affected by the use of creosote as a fuel source.

•

The composition of wood ties is inconsistent by nature, because the physical properties and overall quality vary from tree and tree and sawmill to sawmill, thus its performance characteristics may vary.

The TieTek® ties are interchangeable with wood ties, are resistant to water and insect damage, do not use preservatives, have longer expected lives than wood ties and are produced using mostly recycled raw materials. Because of these advantages, we have marketed the TieTek® tie as an economically viable alternative to wood ties.

The Company is exploring alternative markets for its composite technology, such as marine pilings. The Company is testing its composite product for use in the potential alternative markets.

We use direct sales personnel to market the TieTek® tie throughout the United States. We have entered into one license agreement for the Australian market and may use additional licensing agreements, joint venture partners, and other business and marketing combinations to manufacture, market and distribute the product throughout the world. We advertise in trade journals, attend trade shows and have presented several papers to railroad industry groups. In addition, the TieTek® tie has been the subject of numerous articles appearing in railroad industry trade publications.

Major Customers. More than 90% of total revenues for the year ended September 28, 2008 and September 30, 2007 were derived from sales to two customers. We have sold TieTek® ties to a number of major railroads, including Union Pacific Railroad, Burlington Northern Santa Fe Railroad, Norfolk Southern, CSX, and Canadian National Railroad. We have also sold TieTek® ties to Chicago Transit Authority for use on Chicago’s mass transit system along with similar sales to Dallas Area Rapid Transit, Bay Area Rapid Transit in California and Miami-Dade Rapid Transit in Florida. In addition, we have sold ties for installation in Australia, India, Japan, Bangladesh, Thailand, Brazil and Canada.

Licensing. In May 2001, we entered into an exclusive licensing agreement with Oz-Tex Solutions Pty Ltd. (“Oz-Tex”) to manufacture and market TieTek® ties in Australia and New Zealand. Oz-Tex did not produce any commercial quantities and is now defunct. We have no other licensing agreements.

In March 2006, we entered into a memorandum of understanding with Patil Rail Infrastructure Limited (“Patil”), the largest manufacturer of concrete ties in India. Patil has been testing the use of TieTek® ties as an alternative to concrete ties in India. In 2008 Patil purchased approximately 6,200 ties. If the demand for our ties in India proves sufficient, we may license our proprietary process to Patil for the operation of a manufacturing facility to serve the Indian market. Terms of the licensing arrangement would be subject to negotiation.

We are also exploring licensing opportunities in Europe and the Middle East.

Competition

We believe that the primary market for the TieTek® tie is the replacement of worn out wood ties. We view the producers of hardwood ties as our primary competitor. The wood tie industry in the U.S. is mature and entrenched with large and well capitalized suppliers such as Koppers, Inc., Rail Works, Inc. and others. We believe the wood tie will continue to be the primary replacement product for worn out wood ties. We also believe that the TieTek® tie is well positioned as an alternative tie that can be used as a direct replacement for wood ties.

We believe that concrete and steel ties are and may continue to be used for special situations involving new track (where compatibility with wood ties is not a factor). Steel ties and concrete ties generally do not compete with composite ties because they cannot be used interchangeably with wood and/or composite ties in a track maintenance program. Concrete and steel ties also require special fasteners and dedicated installation equipment and procedures that are generally incompatible with wood and/or composite ties.

Several companies have made attempts to commercialize composite ties over the years, but to date none of those companies has established the market position held by TieTek. Two of our competitors (Polysum and Premix) discontinued operations prior to 2006, and in 2006 two other competitors (Polywood and U.S. Plastic Lumber) ceased production of plastic ties. In 2006 two companies (Performance Rail Tie and Integrico) announced their intentions to create plastic ties. In 2008 Integrico sold a limited number of ties to a major railroad. Integrico’s product has a wood interior, encapsulated by a composite material. Recycle Technologies International and Axion have developed ties consisting primarily of plastic materials. There can be no assurance that a new and competing technology will not be developed to produce a tie that will be successful in the marketplace. However, we believe we are in a unique position, as a strategic supplier to the railroad industry, because we can produce and market large volumes of TieTek® ties, have several suppliers and customers, continue to make ties, and have unique methods for testing the quality of ties.

Human Resources

As of September 28, 2008, we had 131 full-time employees and 11 contracted employees. None of our employees is covered by a collective bargaining agreement. We believe that relations with our employees are good.

ITEM 1A.	RISK FACTORS

The following factors, along with the other matters discussed in this report, could have a material effect on our future operations, financial results and financial condition and should be carefully reviewed and considered in connection with the other matters discussed herein.

Lack of Operating Revenue and Profits. We incurred a substantial deficit from inception to September 28, 2008, which has increased during fiscal 2009. Until we are able to consistently generate revenues that result in operating profits that exceed fixed costs, profitable operations will not be attained and maintained. There can be no assurances that our operations will produce profits. Thus, we may have to continue funding future cash needs through financing activities. We do not know if we can be successful in raising additional capital through financing activities.

Capital Needs. The Company’s ability to fund its working capital needs, operating losses, capital expenditures and debt obligations and to maintain adequate liquidity depends on a number of factors not entirely within its control, including the ability to maintain adequate production volumes, the reduction of equipment failures that disrupt production, the willingness of customers to continue to pay prices that yield positive gross margins, the procurement of raw materials at reasonable prices and the continued collection of accounts receivable in a timely manner. The Company will likely be required to obtain additional financing to fund capital expenditure for the expansion of production capacity and repay its debts. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will be sufficient to enable it to fund its operations and repay its debt. Our inability to achieve any of the aforementioned factors could and possibly would have a material and adverse effect on the Company’s liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately attain sustained profitability.

The Company’s viability depends on its ability to generate cash flow from operations and obtain adequate sources of debt or equity funding to meet current and future commitments. We believe that additional capital will be needed to retire existing debt, $2,000,000 of which matures October 31, 2009, and to fund capital expenditures for the expansion of production capacity in our Marshall facility. As of the date of this report, we have no financing arrangements and no commitments to obtain any such arrangements. If we raise capital by issuing new Common Stock or securities convertible into Common Stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. There can be no assurances that we will be able to obtain additional financing on terms which are acceptable to us.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants which accompanies the consolidated financial statements includes an explanatory paragraph with respect to the ability to continue as a going concern.

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

Ineffective Internal Controls. Our internal controls and procedures were insufficient to prevent or promptly detect the alleged fraudulent raw material purchase transactions and unauthorized use of Company funds by Rod Wallace, our former Chief Executive Officer, which aggregated $401,997 at September 28, 2008, and an additional $153,070 through January 2009 plus related investigation costs of approximately $136,000 from February 2009 through May 2009. The necessary termination of employment of Mr. Wallace as Chief Executive Officer for alleged fraudulent transactions and unauthorized use of Company funds, caused in part by our failure to conduct a criminal background check on our key employees, resulted in a costly and distracting investigation and may have adversely impacted our operations. As a result of the alleged fraudulent transactions and the resulting internal investigation, the Company was unable to complete the audit of its fiscal 2008 financial statements, and accordingly there has been insufficient financial information regarding the Company publicly on file. In addition, our failure to file on a timely basis our Form 10-K for fiscal 2008 and our Form 10-Q for the first quarter of 2009 resulted in the Company’s Common Stock being removed from the OTC Bulletin Board for failure to maintain current financial information on file with the Securities and Exchange Commission.

Ineffective internal controls over financial reporting could result in our failure to provide reliable financial reports or to prevent fraud, which, in turn could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock, limit our ability to access the capital markets in the future and require us to incur additional costs to improve our internal control systems and procedures.

SEC Investigation. The SEC has recently notified the Company that it will conduct a formal investigation into the alleged fraudulent transactions by Mr. Wallace which formed the basis of our internal investigation, for potential violations by the Company, its officers and directors, of the antifraud provisions and of the reporting and record keeping requirements, including internal controls sections, of the Securities Act of 1933 and the Securities Exchange Act of 1934 (collectively, the “Acts”). The Company is cooperating fully with the SEC in that investigation and document request. At this point, we are unable to predict the duration, scope or result of the SEC investigation or whether it will result in any legal action, but we anticipate that cooperation with the investigation will continue to be a drain on management time and Company resources. If the SEC determines that the Company was not in compliance with certain sections of the Acts, we may be subject to fines, penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

Economic Downturn. The current global credit and economic environment appears to have reduced demand for our ties as railroads have decreased their spending budgets. As a result, we have reduced our production schedule from a seven to a five day week. The effects of this could result in delay of or nonpayment of, amounts owed to us, which could have a significant adverse effect on our results of operations and cash flows. If certain of our suppliers were to experience significant cash flow issues or become insolvent as a result of such conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, and adversely impact our results of operations and cash flows. If economic conditions continue to deteriorate or do not improve, it could result in further reduced expenditures by our customers, causing further declines in the demand for our product. This could result in a significant adverse effect on our operating results and cash flows. It is difficult to predict how long the economic downturn will continue, to what extent it will worsen, and to what extent this will continue to affect us.

Loss of Production. We have replaced or upgraded and anticipate that we will continue to replace or upgrade certain equipment on our production lines at the Marshall facility and we anticipate that we will continue to implement process improvements and technical upgrades. We will incur temporary cessations of production due to equipment replacements and upgrades, and planned maintenance of our equipment. Further, we will likely incur some production delays and temporary cessation of operations due to unplanned equipment failures. Temporary cessation of production due to unplanned equipment failures can materially impact our ability to meet production goals and thus decrease sales and cash flow from operations.

Quality of Manufactured Ties. The nature of the composite tie manufacturing process is not exact. Consequently, a percentage of ties that are produced are classified as C ties, and are recycled in the production process. When a C tie is produced, the labor and overhead cost associated with that C tie are lost. The production of a large number of C ties could have a material and adverse effect on our cash flow. During 2008, we developed additional procedures to expand and refine our quality and product testing processes. We continue to strive to identify and eliminate production issues that may cause C ties.

Replacement of Substandard Ties. The nature of the composite tie manufacturing process is not exact. We may not be able to totally eliminate the production of poor quality ties and our quality control procedures may not detect all such ties, resulting in them being shipped to customers. In 2006, we agreed, as an accommodation to certain customers, to replace a specific and substantial number of ties manufactured in 2005. Again in April 2009 we agreed to replace a specific but lesser number of ties manufactured in 2006. When we manufacture ties for our replacement obligations, we incur manufacturing cost without corresponding sales revenue. If such tie replacements are of substantial quantities, there could be a material and adverse effect on our cash flow. Our liability for agreements to replace specific numbers of ties is included in our warranty reserves of $3,197,708 in fiscal 2008 and $2,488,560 in fiscal 2007. Additionally, on a quarterly basis we provide for a reserve of our estimated liability to replace ties, generally.

Availability, Costs and Quality of Raw Material. The raw materials in the TieTek® formula are available from multiple sources at relatively stable prices, except for recycled plastic, which has cyclical variation in supply, quality and cost. During the fiscal year ended September 28, 2008, the cost of recycled plastic remained at high levels. We increased the sales price of our ties to compensate for the increased cost of plastics in our ties, which most customers agreed to pay. Our inability to secure supplies of raw materials at acceptable costs, to pass along increased costs to our customers or to improve the quality of recycled plastic could have a material adverse effect on our business, results of operations and financial condition.

Substantial Dilution. We are presently authorized to issue 30,000,000 shares of Common Stock, of which 10,863,100 shares were outstanding as of September 28, 2008. As of September 28, 2008, we may be required to issue up to 12,445,499 additional shares of our Common Stock as a result of the following: the exercise of all outstanding warrants and options totaling 4,162,522; the conversion of all shares of Series CC Preferred Stock to Common Stock totaling 2,925,834; and the conversion of the 8% Convertible Debentures totaling 5,357,143. In addition, we have elected to pay interest on the 8% Convertible Debentures by issuing shares of our Common Stock. In particular, the conversion price of the 8% Convertible Debentures (“Conversion Price”) and the exercise price (“Exercise Price”) and number of shares of Common Stock that can be purchased upon exercise of the July 2010 Warrants are subject to adjustment for certain dilutive events. A dilutive event is generally defined under the 8% Convertible Debentures to include the issuance of Common Stock or Common Stock Equivalents, other than to the holders of the 8% Convertible Debentures, at a price that is lower than the then effective Conversion Price.

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

Volatility of Share Price; Limited Trading Market. The market price of our Common Stock is highly volatile. Our securities have a very limited trading market, and there is a very small public float in our shares, thus trades of our stock in relative small amounts can have an immediate effect on the price. The lack of publicly filed financial information on the Company since August 13, 2008 has adversely impacted the marketability of our Common Stock.

Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock.

Dependence on Key Customers. More than 90% of total revenues for the years ended September 28, 2008 and September 30, 2007 were derived from sales to two customers. On June 21, 2007 we executed a letter agreement with our major customer that provides for the sale of a minimum of 50,000 ties per quarter during the period June 1, 2007 through December 31, 2008. At the end of each quarter through December 31, 2008, the customer is entitled to a rebate of a portion of the sales price paid by it, with such rebate being based on NATG’s profit computed before the rebate.

The loss of this customer would have a material adverse effect on our financial condition and results of operations. No assurances can be given regarding the quantity of ties sold to this customer, or that the sales price paid by such customer in future periods will allow the Company ultimately to achieve profitability.

Need to Manage Growth. The growth necessary to attain profitability is expected to place a significant strain on our managerial, operating and financial resources. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition and Risk of Technological Obsolescence. Many of our wood tie and other potential competitors have substantially greater financial and marketing resources and capabilities. These companies and others may independently develop technology for the production of ties similar or superior to our technology, which may result in our product becoming less competitive or obsolete. Competition from other companies, and possibly from universities and research institutions, may increase as advances in technology are made.

Technology Rights. We own patents covering the TieTek® technology and also rely on secrecy and confidentiality agreements to maintain the proprietary nature of our technology. In addition, we continue to research and seek additional patent coverage regarding the product and manufacturing process technology. We may also seek patent protection in these and other areas in the future. In general, the application of the patent laws to our potential products is a developing and evolving process, and due to the difficulty and expense of enforcing patents, we may not be able to protect the patents which have been issued. If we are unable to maintain the proprietary nature of our technology, our financial condition and results of operations could be materially and adversely affected. In addition, we may seek licenses of other technologies in order to develop, manufacture and market certain technologies in the future. However, we may not be able to obtain necessary licenses, or such licenses may not be available on commercially acceptable terms. Even if such licenses are available, the patents or proprietary rights underlying the licenses may prove to be invalid or unenforceable.

Sales and Marketing. We market the TieTek® tie and other related products in the U.S. and to a lesser extent, in other parts of the world. Typically, we sell to senior level technical and purchasing officials. In the future, to successfully market to other railroads and other industries, we may elect to expand our sales force, license distribution rights to third parties, joint venture with industry partners, and employ other business and marketing combinations. There can be no assurance that we will be able to expand such a sales force, find appropriate licensees or joint ventures, or that our sales and marketing efforts will be successful.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We own a 189,000 square foot building on 40 acres of land in Marshall, Texas which houses the equipment for two production lines, which produce mostly “standard,” ties that are 7”x9”x9’, and equipment that produces specialty ties. Our principal creditor, Opus 5949 LLC (“Opus”), holds a mortgage covering the Marshall property, improvements and equipment. We believe the Marshall facility is in good, serviceable condition, adequate for its intended use and adequately insured.

The Company leases 3,089 square feet of office space in Dallas, Texas. The lease obligation of $3,733 per month is subject to escalation and extends through September 2011.

ITEM 3.	LEGAL PROCEEDINGS

On June 5, 2009, the SEC notified the Company that it will conduct a formal investigation into the alleged fraudulent transactions by Mr. Wallace which formed the basis of our internal investigation, for potential violations by the Company, its officers and directors, of the antifraud provisions and of the reporting and record keeping requirements, including internal controls sections, of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company is cooperating fully with the SEC in that investigation and document request. At this point, we are unable to predict the duration, scope or result of the SEC investigation or whether it will result in any legal action, but we anticipate that cooperation with the investigation will continue to be a drain on management time and Company resources. If the SEC determines that the Company was not in compliance with certain sections of the Acts, we may be subject to penalties and other remedial measures, which could have an adverse impact on our business, results of operations, financial condition and liquidity.

From time to time we are involved in various legal actions arising in the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of $0.001 par value common stock (“Common Stock”) were traded under the symbol “NAMC” on the over-the-counter quotation system (the “OTC Bulletin Board”) until February 18, 2009 when the Company’s Common Stock was removed from the OTC Bulletin Board for failure to maintain current financial information on file with the Securities and Exchange Commission. The Company’s securities are now quoted in the “pink sheets” under the symbol NAMC.PK. The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board for the calendar years set out in the table below. The over-the-counter prices for our Common Stock are inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	Price per Share
	High	Low
2008
Fourth Quarter	$0.87	$0.28
Third Quarter	1.05	0.65
Second Quarter	1.25	0.67
First Quarter	1.75	0.41

2007
Fourth Quarter	4.20	1.51
Third Quarter	5.40	2.40
Second Quarter	7.00	5.40
First Quarter	9.00	6.00

As of June 8, 2009, we had approximately 553 stockholders of record of our Common Stock.

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

The 2005 Stock Option Plan authorizes the grant of options to purchase up to 1,250,000 shares, which may be incentive or nonqualified stock options. The following table contains information as of September 28, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	No. of Shares to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of Shares available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	201,333	$4.72	1,048,917

Total	201,333		1,048,917

Sales of Unregistered Securities

In the fourth quarter of the fiscal year ended September 28, 2008, the Company issued a total of 302,100 shares of its Common Stock to Opus in payment of interest of $247,722 that had accrued on the Construction Loan and 108,221 shares of its Common Stock in payment of interest of $60,667 that had accrued on the 8% Convertible Debentures from April 1, 2008 through June 30, 2008. These securities were offered and sold in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representations and position as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We sell composite railroad ties through our wholly-owned subsidiary TTT, and its subsidiary TieTek. The composite tie is a direct substitute for a wood tie, has a longer expected life and several environmental advantages. We are the leading provider of composite railroad ties to the railroad industry. In 2000, TieTek began commercial manufacturing and shipping of ties from its Houston facility, from which the manufacturing and related equipment was moved during October 2007 to our 189,000 square foot building located on 40 acres of land near Marshall, Texas. Our Marshall, Texas facility presently houses two operating production lines as well as equipment that produces specialty ties. We have more than ten railroad customers, with sales to one customer representing approximately 60% of our revenues, and sales to two customers constituting 91% of our revenue.

We have incurred a substantial deficit from inception to September 28, 2008. Until we are able to consistently generate operating profits from the manufacturing of our TieTek® ties that exceed our fixed costs, interest, depreciation and amortization, profitable operations will not be attained and maintained. We will have to continue funding future cash needs through financing activities. In the event that we choose or need to raise additional capital, we may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Additionally, it may be necessary to issue debt together with related warrants. We may then be required to record a warrant-related beneficial conversion feature as interest expense which could increase a loss or decrease income. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders. Furthermore, sales of substantial amounts of our Common Stock in the public market could have an adverse effect upon the market price of our Common Stock and make it more difficult for us to sell equity securities in the future and at prices we deem appropriate.

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

We are dependent, in large measure, on sales to one major customer. The loss of our major customer, Union Pacific Railroad Company, would have a material adverse effect on our financial condition and results of operations.

We use a 52/53 week accounting year. Each of our quarterly fiscal periods contains thirteen weeks that end on the Sunday closest to the end of each calendar quarter. The Company’s fiscal year ends on the Sunday closest to the end of the third calendar quarter. The following discussion of results of operations compares our statements of operations for the years ended September 28, 2008 and September 30, 2007.

Summary of Recent Developments

The Company experienced a number of significant management issues in fiscal 2008 and since the end of the fiscal year. In particular, the Company had heavy turnover among its executive officers. The most recent turnover involved the termination of Rod Wallace as Chief Executive Officer for alleged misappropriation of Company funds. This turnover adversely affected Company operations by diverting scarce management resources and significant Company funds from operations. These matters contributed to the Company’s inability to file current financial information which in turn may have adversely affected the marketability of its common stock.

Mahesh Shetty, the Company’s Chief Financial Officer, resigned on January 11, 2008. Joe Dorman, who also serves as the Company’s General Counsel, served as interim Acting Chief Financial Officer from that date until April 2009. Alex Rankin, the Company’s Chief Executive Officer, resigned on March 24, 2008, and Rod

Wallace was elected to serve as the new Chief Executive Officer. Mr. Wallace’s employment was terminated by the Company on February 26, 2009 for alleged misappropriation of Company funds, and Pat Long, who has served as Chairman of the Board of the Company since July 31, 2007, was elected to serve as the Chief Executive Officer. In December of 2008, the Company’s controller resigned.

Also in December 2008, in connection with review of its books and records and in preparation of materials to be furnished to the Company’s auditors for its annual audit, the Company and its auditors requested that Mr. Wallace, the Company’s Chief Executive Officer, furnish information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. As a result of the investigation, the Company determined that there was sufficient reason to believe that Mr. Wallace did not purchase some or all of the raw materials which he claimed to have purchased, and there was additional evidence of unauthorized use of Company funds. As a result, Mr. Wallace’s employment was terminated on February 26, 2009. On June 5, 2009, the SEC notified the Company that it will conduct a formal investigation into the alleged fraudulent transactions by Mr. Wallace which formed the basis of our internal investigation, for potential violations by the Company, its officers and directors, of the antifraud provisions and of the reporting and record keeping requirements, including internal controls sections, of the Securities Act of 1933 and the Securities Exchange Act of 1934.

The investigation revealed that the total amount of alleged fraudulent purchases of raw material by Mr. Wallace during the third quarter ending June 29, 2008, the fourth quarter ending September 28, 2008, and each of the first and second quarters of its fiscal year ending September 27, 2009 were: $39,000, $362,997, $137,620 and $15,450, respectively. The Company has classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses in the respective quarters in which they were incurred. The $39,000 alleged fraud expense in the third quarter of fiscal 2008 was reported as cost of goods sold and has been reclassified as selling, general and administrative expense for that quarter. The Company did not consider the reclassification of that amount to be sufficiently material as to require a restatement of the financial statements for that fiscal quarter. Through May 31, 2009, the Company also estimates that it has incurred total expenses of $136,000 related to the investigation and follow-up action.

The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy. It is also evaluating obtaining restitution from Mr. Wallace through legal action.

Until the initial investigation was complete, the Company was unable to obtain information relating to the alleged fraud committed by Mr. Wallace. Therefore, it was unable to (i) close its books and records for the fourth quarter of fiscal 2008, (ii) prepare its financial statements, (iii) provide information to its independent public accountants so that the accountants could complete the audit of the Company’s financial statements, and (iv) timely file Forms 10-KSB and 10-Q for the periods ended September 28, 2008, and December 28, 2008, respectively. As a consequence of the late filings, the Company’s Common Stock was removed from the OTC Bulletin Board on February 18, 2009 for failure to maintain current financial information on file with the Securities and Exchange Commission. The Company intends to file its Forms 10-Q for the first and second quarters of the fiscal year ending September 27, 2009 shortly after the filing of this report, and to apply for the quotation of its Common Stock on the OTC Bulletin Board twelve months after all such reports have been timely filed.

In May 2008, the Company engaged a consulting firm to review its policies and procedures, and to recommend modifications and additions to its internal controls, in anticipation of the Company’s certification requirement regarding internal controls pursuant to the Sarbanes-Oxley Act of 2002. This program consisted of review, documentation, testing and recommendations for modifications of existing internal controls. In December 2008, the consulting firm completed its review of the internal controls and issued its report on the basis of documentation and information available to them at the time, which was before Mr. Wallace’s alleged fraud was discovered. The report contained several recommendations for Company action, but no material weaknesses were found.

After completion of the investigation of Mr. Wallace’s alleged fraudulent activities, the Company re-engaged the same consulting firm to update and reconsider the conclusions in its report and to examine the control environment generally, in light of the results of the investigation. In May 2009, the consulting firm revised its initial report to include additional recommendations to strengthen the Company’s internal controls. Management has recently received and reviewed the result of the consultant’s updated report and has, is in the process of, or intends to implement the changes recommended by it.

As a result of the consultant’s report and the internal investigation, management concluded that there were several material weaknesses or significant deficiencies in the Company’s internal controls over financial reporting. See “Item 9A(T)—Controls and Procedures” for a description of those conclusions and the steps taken by management to address them.

In 2008, the Company’s management engaged the services of an outside consulting firm to evaluate, make recommendations to improve, and train the Company’s personnel in the expanded use of the Company’s enterprise reporting system. In December 2008, the Company further expanded the consulting firm’s scope of services to act in the place of the Company’s controller who resigned. The consulting firm was able to implement additional uses of the enterprise reporting system, including, but not limited to, use of the system to record and track inventory. The Company was able to eliminate the use of complex spreadsheets and use the system to conduct more efficient closings of its books and records. Management believes that the efficiency in the use of the enterprise reporting system has assisted it to receive more timely financial reports which, in turn, contribute to better internal controls.

As a result of a second amendment to the Bridge Loan notes (as hereinafter defined) made effective October 30, 2008, the notes mature on October 31, 2009. Accrued interest of $247,498, $35,778 and $34,611 was due and paid in cash on October 31, 2008, January 31, 2009 and April 30, 2009, respectively. Accumulated interest will also be paid in cash on July 31, 2009 and October 31, 2009, the maturity date. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles Investments, Inc., an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum compounding quarterly and matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement. Proceeds of the note were used to pay the quarterly interest payment under the Construction Loan and for general working capital purposes.

Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of NATG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Inventories—The Company uses lower of cost (first-in, first-out) or market to value its inventories. Inventories consist of finished goods (composite railroad ties) and raw materials (primarily plastic material).

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

Revenue Recognition—We recognize revenue from the sale of ties at the time of shipment or when risk of ownership passes to the customer. Costs we incur for shipping and handling of raw materials and finished goods are classified as cost of goods sold.

Our major customer, in keeping with its business practices and that of the railroad industry, has requested that a limited number of ties be kept at our facility, pending pick-up. We recognize revenue from that customer upon: (1) the risk of ownership transferring to the customer, which occurs upon segregation of the customer’s ties to the customer’s designated inventory area, at which time the customer is responsible for insuring the ties, and (2) receiving a written authorization from such customer that informs us that the customer has approved the purchase of a certain number of ties and that directs us to segregate those ties into the customer’s inventory area. Additionally, the following criteria must be met each time the customer approves the purchase of ties: (i) the customer must have requested that the ties be billed to them and held by us, (ii) the customer must have indicated that it will pick up the ties on a relatively fixed delivery schedule (such schedule generally corresponds with its track maintenance projects to be completed during the calendar year) and (iii) the ties in the customer’s inventory must be banded together in standard size lots and be ready for shipment. The customer has complete access to its onsite inventory for removal and delivery to its locations, and the customer may only store a limited number of ties at our location.

Concentration of Credit Risk—Credit risk is limited to accounts receivable from customers at September 28, 2008. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. As of September 28, 2008 approximately 89% of the Company’s accounts receivable was due from two customers.

We maintain cash balances in nationally recognized financial institutions. At times our cash balances exceed federally insured limits. We periodically examine the status of those financial institutions and do not believe there is any undue risk associated with our cash balances.

Warranty Reserve—The Company generally provides no written warranties with the sale of its ties. Under limited circumstances, the Company has agreed at times to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for estimated future costs of replacement of ties in the period in which such costs become probable. In addition, the Company records a general estimate for replacement of ties based on historical experience and the current cost to manufacture ties. The warranty reserve is reviewed periodically for adequacy based on actual and expected experience and the current cost of manufacturing a tie.

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

Results of Operations for the Years Ended September 28, 2008 and September 30, 2007.

The following table summarizes the operating results for the years ended September 28, 2008 and September 30, 2007.

	Year Ended September 28, 2008	Year Ended September 30, 2007
Sales, net	$32,775,674	$21,661,240
Cost of goods sold (exclusive of depreciation shown below)	26,071,914	22,810,258

Gross Profit (Loss)	6,703,760	(1,149,018)
Selling, general and administrative expenses	5,592,403	4,078,459
Loss on conversion of debt to equity	—	1,730,358
Impairment of long-lived assets	410,400	1,837,995
Depreciation and amortization	1,225,793	1,559,105

Operating Loss	(524,836)	(10,354,935)
Other (Income) Expense:
Interest expense, net, including $2,352,595 and $2,403,278 to related parties	2,448,351	2,518,604
Other, net	(48,847)	25,366

Total Other (Income) Expense, net	2,399,504	2,543,970

Net Loss	(2,924,340)	(12,898,905)

Net Loss Available to Common Stockholders	$(2,924,340)	$(12,898,905)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share—basic and diluted	$(0.29)	$(1.73)

Weighted Average Number of Common Shares outstanding:
Basic and diluted	10,152,305	7,472,293

The net loss of $2,924,340 for 2008 reflects a decreased loss of $9,974,565 over the net loss of $12,898,905 in 2007. This decrease in net loss is primarily a result of (a) change to a gross profit of $6,703,760 from a gross loss of $1,149,018, (b) non-recurrence of debt conversion cost of $1,730,358 resulting from the conversion of the 7% Convertible Debentures to equity in 2007, (c) decrease in charges for asset impairment cost of $1,427,595, (d) decrease in depreciation and amortization of $333,312 and (e) decrease in interest expense of $70,253, offset by an increase in selling, general and administrative expense of $1,513,944.

Net Sales. Product sales, net of rebates, increased 51% to $32,775,674 in 2008 from $21,661,240 in 2007. The increase in net sales was due to a 25% increase in the number of ties sold and an average 21% increase in the sales price of ties.

Cost of Goods Sold and Gross Profit/Loss. In 2008 and 2007 the sale of TieTek® ties resulted in a gross profit of $6,703,760 and a gross loss of $1,149,018, respectively. The change to a gross profit in 2008 from a gross loss in 2007 is primarily due to a 25% increase in the number of ties sold and a 21% increase in the sales price of ties sold. In addition, there was an improvement in the Company’s cost per tie in 2008. The improvement in the cost of goods sold was primarily the result of higher production volumes to absorb overhead costs, improvements in labor productivity and better quality controls.

Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities and equipment leases, and plant burden including salaries and benefits, facility costs, and insurance. Our ability to further lower costs will depend on achieving additional economies of scale through more efficient levels of production with the same or lower levels of staffing, on improving the quality and yield of raw materials and on other production efficiencies. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Warranty expense, included in cost of goods sold, increased by $709,404 to $1,142,172 from $432,768 in 2007 reflecting an increase in per tie warranty cost and an increase in specific warranty claims. The Company records a general estimate for warranty expense based on historical experience. The balance of the warranty reserve at September 28, 2008 and September 30, 2007 totaled $3,197,708 and $2,488,560, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,513,944 to $5,592,403 in 2008 from $4,078,459 in 2007. This increase was primarily due to (a) increase in payroll of $382,906, (b) increase in sales and marketing expenses of $162,351 to $46,033 from $(116,318), which balance was the result of a reversal of previously accrued marketing fees in 2007, (c) increase in consulting fees, generally from short-term consulting agreements, of $408,398 to $734,943 which includes approximately $280,000 of expenses related to upgrading and training of personnel for use of the enterprise reporting system, evaluation of internal controls and general accounting assistance, and (d) alleged fraud expense of $401,997 in 2008.

Loss on Conversion of Debt to Equity. In 2008, there were no conversions of debt to equity.

In 2007, as consideration for the debenture holders’ agreement to convert the 7% Convertible Debentures prior to their maturity, the Company agreed to pay the debenture holders the interest that the 7% Convertible Debentures would have earned if they had been held through maturity. The Company recorded debt conversion cost of $1,730,358 consisting of $1,075,569 of interest from March 8, 2007 to July 1, 2008 paid to the debenture holders and $654,789 in imputed interest (the product of the market value of the Common Stock of $5.74 per share on the date of conversion and the shares issued, less the interest expense of $1,075,569 for the period March 8, 2007 to July 1, 2008).

Impairment of Long-Lived Assets. In addition to an impairment charge made in fiscal 2007, at September 28, 2008, the Company recorded a $410,400 charge for impairment of equipment formerly located in Houston, Texas to state the equipment at its estimated net realizable value. This charge was made to reflect the change in market opportunities to use the equipment to satisfy customer orders for specialty ties or to support a marketing arrangement with a potential party to market ties. The remaining carrying value of the equipment of $150,000 is included in machinery and equipment.

During the year ended September 30, 2007, the Company recorded a $1,837,995 charge for impairment of assets of the former Houston facility.

Depreciation and Amortization. Depreciation and amortization expense totaled $1,225,793 for the year ended September 28, 2008 compared to $1,559,105 for the prior year. This decrease of $333,312 is primarily due to a decrease in the carrying value of equipment subject to depreciation, which decrease resulted from the impairment of certain assets which were housed in 2007 at our former Houston facility.

Other Expense. Other expense decreased $144,466 to $2,399,504 in 2008 from $2,543,970 in 2007. This change is primarily attributable to (a) a decrease in interest expense of $93,451 due to a lower amount of debt, and (b) an increase in other income of $92,342, which were partially offset by a decrease in interest income of $23,198, and an increase in other miscellaneous expenses of $18,129.

Liquidity and Capital Resources

For the year ended September 28, 2008, the Company used $2,454,089 of cash in its operations. To determine the use of cash in operations, the Company reduces the operating loss by certain non-cash items that make up a part of the operating loss and increases the operating loss by certain items that do not constitute part of the operating loss. The non-cash items that reduce the operating loss are as follows: (a) issuance of Common Stock in payment of interest costs valued at $1,313,087, (b) amortization of debt discount and beneficial conversion feature of debentures valued at $966,971, (c) depreciation and amortization of $1,225,793, (d) stock option and restricted stock compensation expense of $89,940, (e) provision for warranty expense of $1,142,172, (f) provision for doubtful accounts of $148,700, and (g) impairment of long-lived assets of $410,400.

The items that increase/decrease the cash used in operations include changes in current assets and liabilities and other assets as follows: (a) accounts receivable increased by $3,296,624 because we increased our sales and the number of days between billing and collecting of the receivables increased, (b) inventories increased by $980,614 due to additional raw materials and finished goods on hand, and an increase in the cost of raw materials and finished goods, (c) prepaid expenses and other current assets increased by $49,395, (d) accounts payable and accrued expenses decreased by $296,054 and (e) accrued warranty costs decreased by $433,024.

For the year ended September 28, 2008, the Company used $968,997 in investing activities, consisting of $964,801 for purchase of property and equipment and $4,196 for other assets. In 2007, the Company used $985,514 for the purchase of property and equipment and $22,291 for other assets.

Financing activities provided cash of $27,117 in 2008. In 2008, $45,812 in cash was provided by the exercise of warrants to purchase 81,808 shares of Common Stock. In 2007, cash was provided from the sale of 84,746 shares of Common Stock for net proceeds of $500,000, from the March 2007 Bridge Loan (defined below) in the amount of $2,000,000 and the issuance of the 8% Convertible Debentures in the amount of $3,000,000 (“8% Convertible Debentures”).

As of September 28, 2008 the Company had a cash balance of $443,818 and a working capital balance of $143,118. During the years ended September 28, 2008, and September 30, 2007, the Company incurred net losses of $2,924,340 and $12,898,905, respectively. The Company could incur losses for the fiscal year ending September 27, 2009. During the years ended September 28, 2008 and September 30, 2007 the Company used cash flows in operating activities of $2,454,089 and $4,897,808, respectively. The Company’s use of cash flow during 2008 was due in large part to an increase in its accounts receivable of $3,296,624. The balance of accounts receivable of $3,841,079 as of September 28, 2008 was primarily due from two major customers, and was largely collected subsequent to September 28, 2008.

The Company has significant capital needs. Beginning October 1, 2008, the Company was required to begin paying quarterly interest, in cash, on the construction loan (“Construction Loan”), with Opus 5949 LLC (“Opus”). On October 31, 2008 the Company was required to pay the accumulated interest of $247,498 in cash on the bridge loan (“Bridge Loan”), and thereafter to pay quarterly interest, in cash, through maturity on October 31, 2009, at which time the entire principal of $2,000,000 will be due. Additionally, the Company will have to fund its working capital, potential operating losses, and capital expenditures, which may be higher than prior year’s expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest on the Construction Loan and Bridge Loan, and to maintain adequate liquidity depends on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of customers to continue to pay prices that yield positive gross margins, the willingness of some customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the ability to obtain raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier.

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

The replacement of ties under warranty obligation affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 34,800 ties for some of its customers. Under agreements with its customers, approximately 4,600 ties were replaced during the fiscal year ending September 28, 2008, and the remaining ties are to be replaced by the end of the third quarter of fiscal 2010. Such replacement could have a material and adverse impact on the Company’s liquidity and may require us to seek additional financing if other liquidity factors remained unchanged.

The alleged fraud committed by our former Chief Executive Officer totaled $401,997 during the third and fourth quarters of the Company’s fiscal year ended September 28, 2008, and $153,070 during the first and second quarters of its fiscal year ending September 27, 2009, plus related expenses of the investigation estimated at $136,000 as of May 31, 2009. The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy and is evaluating obtaining restitution from Mr. Wallace through legal action. The inability to succeed in the potential areas of recovery may have a material and adverse effect on the financial condition of the Company and significantly affect its liquidity.

At the end of our last fiscal year and as of September 28, 2008, the uncertainty of achieving profitability and/or obtaining additional financing raised substantial doubt about the Company’s ability to continue as a going concern. As a result, the report of the Company’s independent public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008 included an explanatory paragraph with respect to the ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. As required, the Company will partially adopt SFAS 157 for the Company’s fiscal year ending September 27, 2009 and will adopt the remaining provision of SFAS 157 in fiscal 2010. Management is not expecting the adoption of the remaining provisions of SFAS 157 to have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for the Company’s fiscal year ending September 26, 2010. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non controlling interest and the goodwill acquired in the business combination at the acquisition date. SFAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will change the Company’s accounting for business combinations consummated after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year ending September 26, 2010. Management is currently evaluating the impact of FAS 161 and does not believe that its application will have any effect on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

North American Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of North American Technologies Group, Inc. and subsidiaries (the “Company”) as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended September 28, 2008 and September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of North American Technologies Group, Inc and subsidiaries as of September 28, 2008 and September 30, 2007, and the consolidated results of their operations and their cash flows for the year ended September 28, 2008 and September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/    KBA GROUP LLP

Dallas, Texas

June 12, 2009

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

Assets
	September 28, 2008	September 30, 2007
Current Assets:
Cash and cash equivalents	$443,818	$3,839,787
Accounts receivable, net of allowance for doubtful accounts of $198,700 and $50,000	3,841,079	693,155
Inventories, net	3,623,065	2,565,205
Prepaid expenses and other	55,950	6,555

Total Current Assets	7,963,912	7,104,702
Property and equipment, net	8,864,779	9,238,227
Patents less accumulated amortization of $1,265,571 and $1,149,020	799,865	912,220
Other assets	296,506	366,828

Total Assets	$17,925,062	$17,621,977

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,759,596	$2,339,035
Accrued royalty expense	411,990	305,354
Other accrued expenses	873,379	1,870,490
Accrued interest, including $519,522 and $365,301 to related parties	538,178	373,106
Accrued warranty costs	3,197,708	2,488,560
Capital lease obligations, current portion	39,943	—

Total Current Liabilities	7,820,794	7,376,545
Capital lease obligations, net of current portion	199,367	—
Bridge loan, including $1,872,727 to related parties	2,000,000	2,000,000
Convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $1,954,441 and $1,336,008	1,045,559	1,663,992
Note payable to a related party	14,000,000	14,000,000

Total Liabilities	25,065,720	25,040,537
Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized; Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common stock, $.001 par value, 30,000,000 shares authorized; 10,863,100 and 9,237,260 shares issued and outstanding	10,863	9,238
Additional paid-in capital	104,624,841	101,424,224
Accumulated deficit	(120,550,046)	(117,625,706)

Total Stockholders’ Deficit	(7,140,658)	(7,418,560)

Total Liabilities and Stockholders’ Deficit	$17,925,062	$17,621,977

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 28, 2008	Year Ended September 30, 2007
Sales, net	$32,775,674	$21,661,240
Cost of goods sold (exclusive of depreciation and amortization shown below)	26,071,914	22,810,258

Gross Profit (Loss)	6,703,760	(1,149,018)
Selling, general and administrative expenses	5,592,403	4,078,459
Loss on conversion of debt to equity	—	1,730,358
Impairment of long-lived assets	410,400	1,837,995
Depreciation and amortization	1,225,793	1,559,105

Operating Loss	(524,836)	(10,354,935)
Other (Income) Expense:
Interest expense, net, including $2,352,595 and $2,403,278 to related parties	2,448,351	2,518,604
Other, net	(48,847)	25,366

Total Other (Income) Expense, net	2,399,504	2,543,970

Net Loss	(2,924,340)	(12,898,905)

Net Loss Available to Common Stockholders	$(2,924,340)	$(12,898,905)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share—basic and diluted	$(0.29)	$(1.73)

Weighted Average Number of Common Shares outstanding:
Basic and diluted	10,152,305	7,472,293

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007

	Convertible Preferred Stock				Additional Paid-In Capital
			Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, October 1, 2006	54,364	$8,813,750	5,037,494	$5,037	$84,140,874	$(104,726,801)	$(11,767,140)
Issuance of common stock for payment of interest, including 334,169 shares for $1,889,042 to related parties	—	—	353,471	354	2,005,485	—	2,005,839
Common stock issued for cash	—	—	84,746	85	499,915	—	500,000
Conversion of preferred stock into common stock	(324)	(40,066)	15,000	15	40,051	—	—
Conversion of 7% convertible debentures into common stock, including 3,030,815 shares for $10,060,000 to related parties	—	—	3,426,113	3,426	11,496,574	—	11,500,000
Issuance of common stock for accelerated interest related to 7% convertible debentures, including 283,465 shares for $1,530,713 to related parties	—	—	320,436	320	1,730,037	—	1,730,357
Warrants issued with 8% convertible debentures, including $662,293 to related parties	—	—	—	—	707,298	—	707,298
Beneficial conversion feature of 8% convertible debentures, including $662,293 to related parties	—	—	—	—	707,298	—	707,298
Stock option compensation expense	—	—	—	—	96,692	—	96,692
Net loss	—	—	—	—	—	(12,898,905)	(12,898,905)

Balance, September 30, 2007	54,040	8,773,684	9,237,260	9,237	101,424,224	(117,625,706)	(7,418,561)

Issuance of common stock for payment of interest, including 1,411,730 shares for $1,292,931 to related parties	—	—	1,433,776	1,434	1,311,653	—	1,313,087
Issuance of restricted stock for compensation	—	—	110,256	110	167,890	—	168,000
Stock option compensation expense	—	—	—	—	89,940	—	89,940
Incremental debt discount resulting from reduction in 8% convertible debenture conversion price, including $1,484,525 to related parties	—	—	—	—	1,585,404	—	1,585,404
Warrants exercised for cash by a related party	—	—	81,808	82	45,730	—	45,812
Net loss	—	—	—	—	—	(2,924,340)	(2,924,340)

Balance, September 28, 2008	54,040	$8,773,684	10,863,100	$10,863	$104,624,841	$(120,550,046)	$(7,140,658)

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 28, 2008	Year Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(2,924,340)	$(12,898,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	966,971	619,403
Stock option and restricted stock compensation expense	89,940	(74,225)
Issuance of common stock for interest, including $1,292,931 and $1,889,042 to related parties	1,313,087	2,005,839
Loss on conversion of debt to equity	—	1,730,358
Provision for warranty expense	1,142,172	432,768
Provision for doubtful accounts	148,700	50,000
Depreciation and amortization	1,225,793	1,559,105
Impairment of long-lived assets	410,400	1,837,995
Net change in operating assets and liabilities:
Accounts receivable	(3,296,624)	612,087
Inventories	(980,614)	(834,451)
Prepaid expenses and other current assets	(49,395)	(6,555)
Other assets	63,827	26,727
Accounts payable and accrued expenses	(296,054)	81,827
Accrued warranty costs	(433,024)	48,238
Accrued interest	165,072	(88,019)

Net cash used in operating activities	(2,454,089)	(4,897,808)

Cash flows from investing activities:
Purchases of patent and other assets	(4,196)	(22,291)
Purchase of property and equipment	(964,801)	(985,514)

Net cash used in investing activities	(968,997)	(1,007,805)

Cash flows from financing activities:
Proceeds from sale of common stock	—	500,000
Proceeds from exercise of warrants by a related party	45,812	—
Proceeds from note payable—insurance	492,898	549,747
Payments on note payable—insurance	(498,759)	(549,747)
Payments on capital lease obligations	(12,834)	—
Proceeds from bridge loan, including $1,872,727 from related parties	—	2,000,000
Proceeds from issuance of debentures, including $2,809,110 from related parties	—	3,000,000

Net cash provided by financing activities	27,117	5,500,000

Net decrease in cash and cash equivalents	(3,395,969)	(405,613)

Cash and cash equivalents, beginning of period	3,839,787	4,245,400

Cash and cash equivalents, end of period	$443,818	$3,839,787

SUPPLEMENTAL DISCLOSURE
Interest paid in cash, including $0 and $0 to related parties	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest (including imputed interest), of which $296,598 and $895,430 was to related parties	$316,754	$1,012,227
Common stock issued for conversion of debentures, including $10,060,000 to related parties	$—	$11,500,000
Common stock issued for inducement of debenture conversion (including imputed interest), of which $1,530,713 was to related parties	$—	$1,730,358
Common stock issued for interest on debt to a related party	$996,333	$993,612
Common stock issued to former officer in settlement of termination	$168,000	$—
Incremental debt discount resulting from reduction in 8% convertible debenture conversion price, including $1,484,525 to related parties	$1,585,404	$—
Purchase of equipment under capital lease	$252,144	$—

The accompanying notes are an integral part of these consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered composite railroad ties through its 100% owned subsidiary TieTek LLC. The Company’s composite railroad tie is a direct substitute for a wood tie, but with a longer expected life and with several environmental advantages. The Company began commercial manufacturing and shipping of ties during the third quarter of 2000.

The Company uses a 52/53 week accounting year. Each fiscal quarter contains thirteen weeks that end on the Sunday closest to the end of each calendar quarter. The Company’s fiscal year ends on the Sunday closest to the end of the third calendar quarter.

The Company has incurred a substantial deficit from inception to September 28, 2008. Until the Company is able to consistently generate revenues that result in gross margins from the manufacturing of TieTek® ties that exceed operating costs, profitable operations will not be attained and maintained. The Company will have to continue funding future cash needs through financing activities. In the event that the Company chooses or needs to raise additional capital, it may be required to do so in such a manner that will result in further dilution of an investor’s ownership and voting interest. Also, any new securities may have rights, preferences or privileges senior to those of current common stockholders. Furthermore, sales of substantial amounts of the Company’s Common Stock in the public market could have an adverse effect upon the market price of the Company’s Common Stock and make it more difficult for the Company to sell equity securities in the future and at prices deemed appropriate.

The Company is dependent on the sales to one major customer. The loss of that major customer, Union Pacific Railroad Company, would have a material adverse effect on the Company’s financial condition and results of operations.

On February 26, 2009, Rod Wallace, the Company’s former Chief Executive Officer, was terminated for alleged misappropriation of Company funds (See Note 15—Subsequent Events for additional information and its impact).

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

Inventories—The Company uses lower of cost (first-in, first-out) or market to value its inventories. Inventories consist of finished goods (composite railroad ties) and raw materials (primarily plastic materials).

Cost of finished goods includes raw material costs, direct labor, and applied overhead.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment, to reflect recoverable amounts. Costs represent the purchase price paid plus any directly attributable costs of bringing the asset to working condition for its intended use. Expenditures for normal repairs and maintenance are charged to expense as incurred. Betterments and capital improvements are capitalized and depreciated over the remaining useful life of the related asset. Property and equipment are depreciated or amortized in the case of capital leases, by the straight-line method for financial reporting purposes over their estimated useful lives, ranging as follows:

Buildings	20 to 40 years
Machinery and equipment	3 to 15 years
Furniture, fixtures and other	3 to 10 years

Patents—Patents are stated at cost, less accumulated amortization together with any impairments to reflect their estimated recoverable amounts. Patent costs are amortized using the straight-line method over their lives of fifteen years. Amortization expense was $116,551 and $165,864 for years ended September 28, 2008 and September 30, 2007 respectively. Estimated annual amortization expense for future periods is approximately $117,000 to be amortized through July 2014, and approximately $24,000 to be amortized through October 2018. The weighted average remaining life of the patents is 6.86 years.

Income Taxes—The Company accounts for income taxes in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income tax purposes. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of timing differences between financial reporting amounts and the income tax basis of assets and liabilities. Tax benefits are subject to a valuation allowance for financial reporting purposes to the extent of the likelihood that the deferred tax assets may not be realized.

Loss Per Common Share—Basic net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities on an as if converted basis, if any. For the years ended September 28, 2008 and September 30, 2007, potential dilutive securities had an anti-dilutive effect and accordingly were not included in the calculation of diluted net loss per common share available to common stockholders.

Revenue Recognition—The Company recognizes revenue from the sale of ties at the time of shipment or when risk of ownership passes to the customer. Costs the Company incurs for shipping and handling of raw materials and finished goods are classified as cost of goods sold.

The Company’s major customer, in keeping with its business practices and that of the railroad industry, has requested that a limited number of ties be kept at its Marshall, Texas facility, pending pick-up. The Company recognizes revenue from that customer upon: (1) the risk of ownership transferring to the customer, which occurs upon segregation of the customer’s ties to the customer’s designated inventory area, at which time the customer is responsible for insuring the ties, and (2) receiving a written authorization from such customer that indicates that the customer has approved the purchase of a certain number of ties and that directs the Company to segregate those ties into the customer’s inventory area. Additionally, the following criteria must be met each time the customer approves the purchase of ties: (i) the customer must have requested that the ties be billed to them and held by the Company (ii) the customer must have indicated that it will pick up the ties on a relatively fixed delivery schedule (such schedule generally corresponds with its track maintenance projects to be completed during the calendar year) and (iii) the ties in the customer’s inventory must be banded together in standard size lots and be ready for shipment. The customer has complete access to its onsite inventory for removal and delivery to its locations, and the customer may only store a limited number of ties at the Company’s facility.

Employee Stock Options—Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and related SEC rules included in Staff Accounting Bulletin No. 107 require the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to employee stock purchase plans based on estimated fair values. Stock-based compensation expense recognized under SFAS 123R for the years ended September 28, 2008 and September 30, 2007 was $89,940 and ($74,225), respectively. The amount for the year ended September 30, 2007 includes the reversal of compensation expense of $370,512 for options that terminated prior to vesting.

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

The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the date of grant. The expected forfeiture rate is the estimated percentage of options granted that are not expected to become fully vested. The estimate is based on historical experience and is adjusted as necessary to match the actual forfeiture experience. The following are the assumptions used in the Black-Scholes valuation model for the periods indicated (no options were granted in 2008):

	Year ended September 28, 2008	Year ended September 30, 2007
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	5%
Expected volatility	N/A	94% to 137%
Expected life (in years)	N/A	5 - 10
Expected forfeiture rate	N/A	5%

Fair Market Value of Financial Instruments—The Company’s financial instruments include notes payable and debentures. A substantial portion of the notes payable and debentures are payable to related parties.

Impairment of Long-Lived Assets—The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The amount of impairment loss recognized is the amount by which the carrying amounts of the assets exceed the estimated fair values.

Concentration of Credit Risk—Credit risk is limited to cash in banks and accounts receivable from customers. The Company does not require collateral from its customers. The Company evaluates its accounts receivable for collectability on a regular basis and provides for an allowance for potential credit losses as necessary. As of September 28, 2008 approximately 89% of the accounts receivable balance was due from two major customers. The Company maintains its cash in nationally recognized financial institutions. Cash balances at times exceed federally insured limits. The Company periodically examines the status of those financial institutions and does not believe any undue risk is associated with its cash balances.

Deferred Debt Costs—Costs incurred to raise debt are amortized over the life of the related debt, maturing February 2015. Deferred costs and accumulated amortization at September 28, 2008 were $371,475 and $173,516, respectively, and are included in other assets on the Consolidated Balance Sheet.

Warranty Reserve—The Company generally provides no written warranties with the sales of its ties. Under limited circumstances, the Company has agreed at times to replace, in kind, ties that have broken upon installation and ties that were manufactured during the same period as the broken ties. In such cases, the Company records a provision for the estimated future costs of replacement of ties in the period in which such costs become probable. In addition, the Company records a general estimate for replacement of ties based on historical experience and the current cost to manufacture ties. The warranty reserve is reviewed periodically for adequacy based on actual and expected experience and the current cost of manufacturing a tie.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures above fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. As required, the Company will partially adopt SFAS 157 for the Company’s fiscal year ending September 27, 2009, and will adopt the remaining provision of SFAS 157 in fiscal 2010. Management is not expecting the adoption of the remaining provisions of SFAS 157 to have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value. SFAS 159 is effective for the Company’s fiscal year ending September 26, 2010. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non controlling interest and the goodwill acquired in the business combination at the acquisition date. SFAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will change the Company’s accounting for business combinations consummated after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year ending September 26, 2010. Management is currently evaluating the impact of FAS 161 and does not believe that its application will have any effect on the Company’s financial statements.

NOTE 2—GOING CONCERN UNCERTAINTY

As of September 28, 2008 the Company had a cash balance of $443,818 and a working capital balance of $143,118. For the years ended September 28, 2008 and September 30, 2007, the Company incurred net losses of

$2,924,340 and $12,898,905, respectively. During these same periods the Company used cash flows in operating activities of $2,454,089 and $4,897,808, respectively. The Company could incur net losses for the fiscal year ending September 27, 2009.

The Company has significant capital needs. Beginning October 1, 2008, the Company was required to pay interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On October 31, 2009 the Company will be required to repay the bridge loan (“Bridge Loan”) of $2,000,000 together with interest thereon. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest on the Construction Loan and repay the Bridge Loan together with interest thereon and to maintain adequate liquidity, depends on a number of factors. The factors include the ability to maintain adequate production volumes, the reduction of equipment failures that disrupt production, the willingness of our customers to continue to pay prices that yield positive gross margins, the willingness of customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the procurement of raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any such arrangements. There can be no assurance that the Company will be able to secure such financing and that such financing, if secured, will contain terms which are favorable to the Company and be sufficient to enable the Company to fund operations and pay debts. If the Company raises capital by issuing new common stock or securities convertible into common stock, the percentage ownership of its current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

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

NOTE 3—INVENTORIES

The Company uses lower of cost (first-in, first-out) or market to value its inventories. Cost of finished goods includes raw material costs, direct labor, and applied overhead. Inventories consist of finished goods (composite railroad ties) and raw materials (primarily plastic materials) as of September 28, 2008 and September 30, 2007, as follows:

	September 28, 2008	September 30, 2007
Raw materials	$1,980,299	$1,734,432
Finished goods	1,780,139	1,096,744

Total inventory	3,760,438	2,831,176
Less: Reserve for obsolete inventory	(137,373)	(265,971)

Total inventory, net	$3,623,065	$2,565,205

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment as of September 28, 2008 and September 30, 2007 consisted of the following:

	September 28, 2008	September 30, 2007
Machinery and equipment	$12,131,333	$11,542,735
Building and land	2,436,430	2,386,921
Furniture, fixtures and other	472,915	311,732

Total property and equipment	15,040,678	14,241,388
Less accumulated depreciation and amortization	(6,175,899)	(5,003,161)

Total property and equipment, net	$8,864,779	$9,238,227

Machinery and equipment includes $252,144 and $0 of equipment under capital leases as of September 28, 2008 and September 30, 2007, respectively. Accumulated depreciation and amortization includes $22,070 and $0 of amortization related to equipment under capital leases as of September 28, 2008 and September 30, 2007, respectively.

In addition to an impairment charge made in fiscal 2007, at September 28, 2008, the Company recorded a $410,400 charge for impairment of equipment formerly located in Houston, Texas to state the equipment at its estimated net realizable value. This charge was made to reflect the change in market opportunities to use the equipment to satisfy customer orders for specialty ties or to support a marketing arrangement with a potential party to market ties. The remaining carrying value of the equipment of $150,000 is included in machinery and equipment.

During the year ended September 30, 2007, the Company recorded a $1,837,995 charge for impairment of assets of the former Houston facility that were moved to the Marshall facility in September of 2007. The equipment had a carrying value of $2,506,458 prior to the reserve for impairment.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the years ended September 28, 2008 and September 30, 2007:

	September 28, 2008	September 30, 2007
Balance at beginning of period	$2,488,560	$2,007,554
Accrual for warranty expense	1,142,172	432,768
Product returns to raw material inventory	35,722	483,042
Warranty costs incurred	(468,746)	(434,804)

Balance at end of period	$3,197,708	$2,488,560

As of September 28, 2008, the balance of the warranty reserve represents approximately 33,600 ties, which consist of approximately 30,200 ties, the replacement of which will be made for a specific customer, and approximately 3,400 ties which are subject to the Company’s general estimate of possible replacements. The Company expects to replace 19,500 ties during the fiscal year ending September 27, 2009 and the remainder by the end of the third quarter of the year ending September 26, 2010.

Based on an analysis of historical replacements, during 2008 the Company recorded certain adjustments to increase the reserve based on increased replacement costs and an increase in specific warranty claims.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus (a related party—see Note 7) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. To date the interest has been paid in shares of Common Stock. Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter, interest is to be paid in cash.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of September 28, 2008, and the date of this report.

During the years ended September 28, 2008 and September 30, 2007, the Company recorded interest expense of $990,889 and $990,889, respectively.

The Company pays interest in arrears after the end of each of its fiscal quarters. During the year ended September 28, 2008 the Company issued a total of 1,087,322 shares of its Common Stock in payment of interest of $996,333 that had accrued for the period July 1, 2007 through June 30, 2008. During the year ended September 30, 2007 the Company issued a total of 185,428 shares of its Common Stock in payment of interest of $993,612 that had accrued for the period July 1, 2006 through June 30, 2007.

In October 2008, the Company paid $250,444 interest in cash that accrued for the period July 1, 2008 through September 30, 2008.

Bridge Loan

Effective March 7, 2007 the Company entered into the Bridge Loan (a portion of which is held by related parties—see Note 7), evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008 the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note. Under that second amendment, the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or to a date on which the Company receives a financing for a minimum of $2,000,000.

During the years ended September 28, 2008 and September 30, 2007, the Company recorded interest expense of $152,516 and $80,662, respectively.

8% Convertible Debentures

On July 31, 2007 the Company issued debentures in the principal amount of $3,000,000 that accrue interest at 8% per annum and are payable in full on July 31, 2010 (the “8% Convertible Debentures”) (a portion of which is held by related parties—see Note 7). Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $0.56 (originally $4.00) per share, subject to adjustment.

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

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustments, and have been adjusted as explained below.

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

The 8% Convertible Debentures are unsecured.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007.

The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404. The incremental debt discount is being amortized over the remaining term of the debentures. The reverse split of the Company’s Common Stock also resulted in the number of shares issuable under the July 2010 Warrants increasing to 1,485,149 from 375,000.

Also, pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted due to the issuance of shares of Common Stock, other than to the holders of the 8% Convertible Debentures, at a price lower than the then conversion price, the conversion price was adjusted to $0.56 on January 7, 2008. This reduction in the conversion price from $1.01 to $0.56 did not result in a recording of an incremental debt discount because the maximum amount of debt discount as required by accounting principles generally accepted in the United States had been recorded in prior periods to equal the face value of the 8% Convertible Debentures.

During the year ended September 28, 2008, the Company recorded interest expense of $334,754 (which includes $92,087 of imputed interest, which represents the product of the market value of the shares of Common Stock issued in payment of interest and the actual shares of Common Stock issued, less the accrued interest for the period July 31, 2007 through June 30, 2008), and during the year ended September 30, 2007, the Company recorded interest expense of $42,000.

For the years ended September 28, 2008 and September 30, 2007, the Company recognized $731,205 and $39,294, respectively in interest expense related to the amortization of debt discount and $235,766 and $39,295, respectively in interest expense related to the amortization of the beneficial conversion feature.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than the holders of the 8% Convertible Debentures. The Company may in the future issue Common Stock, and if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

Under a provision of the July 2010 Warrants, the issuance of Common Stock at a price lower than the then effective exercise price causes the exercise price and the number of shares of Common Stock that can be purchased to be adjusted such that the proceeds upon exercise are the same as would have been received by the Company if exercised at the original issuance date. The issuance of shares of Common Stock to the holders of the 8% Convertible Debentures in payment of interest in January 2008 resulted in a reduction in exercise price to $0.56, and the number of shares that could be purchased on exercise increased to 2,678,571 from 1,485,149.

The Company pays interest in arrears after the end of each of its fiscal quarters. During the year ended September 28, 2008 the Company issued a total of 346,454 shares of its Common Stock in payment of interest of $224,667 that had accrued for the period July 31, 2007 through June 30, 2008.

In October 2008 the Company issued a total of 109,524 shares of its Common Stock in payment of interest of $61,333 that had accrued for the period July 1, 2008 through September 30, 2008.

7% Convertible Debentures

Prior to the conversion of the 7% Convertible Debentures, during the year ended September 30, 2007, the Company paid interest in the form of Common Stock totaling $351,069. In addition the Company recognized $453,200 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2006 through March 7, 2007.

Upon conversion of the 7% Convertible Debentures on March 7, 2007, the Company issued 3,746,549 shares of Common Stock to all of the holders of the 7% Convertible Debentures. Of that total, 3,426,113 shares were issued in payment of $11,500,000, the full principal balance of those debentures, and 320,436 shares were issued in payment of accrued interest of $1,075,569 for the period March 8, 2007 through July 1, 2008 the original maturity date of those debentures. Additionally, the Company recognized $654,789 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period March 8, 2007 through July 1, 2008. Accordingly the Company incurred a $1,730,358 loss upon the conversion of the debt to equity.

During the year ended September 30, 2007, the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 that had accrued for the period July 1, 2006 through March 7, 2007.

Debt Maturities

Future principal maturities for long-term debt are as follows at September 28, 2008:

Fiscal years ended in September
2009	$—
2010	12,000,000
2011	1,400,000
2012	1,400,000
2013	1,400,000
Thereafter	2,800,000

Total future principal payments	$19,000,000

NOTE 7—RELATED PARTY TRANSACTIONS

Related parties are those who beneficially own more than 5% of any one class of the Company’s stock. For a description of transactions under the Construction Loan, the Bridge Loan and the 8% Convertible Debentures, see Note 6.

Opus, an affiliate of Sponsor Investments, LLC (“Sponsor”), an entity that owns more than 5% of the Company’s Common Stock, is the lender under the Construction Loan.

A substantial portion of the Bridge Loan, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles Investments, Inc., (“Herakles”) an affiliate of Sponsor, $1,174,224; Crestview Capital Master LLC (Crestview”), $299,513; Midsummer Investment, Ltd (“Midsummer”), $285,354 and Islandia L.P. (“Islandia”), $113,636.

A substantial portion of the 8% Convertible Debentures, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles, $1,761,330; Crestview, $449,280; Midsummer, $428,040 and Islandia, $170,460.

During the year ended September 28, 2008

Under the Construction Loan the Company issued to Opus a total of 1,087,322 shares of its Common Stock in payment of interest of $996,333 that had accrued for the period July 1, 2007 through June 30, 2008.

Under the 8% Convertible Debentures the Company issued a total of 346,454 shares of its Common Stock in payment of interest of $224,667 that had accrued for the period July 31, 2007 through June 30, 2008. Of the 346,454 shares of Common Stock issued, 203,406 shares were issued to Herakles, 51,109 to Crestview, 50,207 to Midsummer and 19,686 to Islandia.

The Company recorded interest expense of $2,352,595 to related parties.

During the year ended September 30, 2007

Under the Construction Loan the Company issued to Opus a total of 185,428 shares of its Common Stock in payment of interest of $993,612 that had accrued for the period July 1, 2006 through June 30, 2007.

Prior to the conversion of the 7% Convertible Debentures, during the year ended September 30, 2007, the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 on the 7% Convertible Debentures that had accrued for the period July 1, 2006 through March 7, 2007. Of the 166,547 shares of Common Stock issued, 90,307 shares were issued to Sponsor, 26,340 shares were issued to Crestview, 21,946 shares were issued to Midsummer and 8,739 shares were issued to Islandia.

Effective March 7, 2007, the Company issued the Bridge Loan notes totaling $2,000,000. Of the $2,000,000, the following related parties hold the respective proportions of the Bridge Loan: Crestview $299,513, Herakles $1,174,224; Islandia $113,636; and Midsummer $285,354. The Bridge Loan matures on October 31, 2009 and bears interest at the rate of 7% per annum, compounded quarterly. The Bridge Loan notes also provide for repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000.

Effective as of March 7, 2007, the Company issued 3,746,549 shares of Common Stock to all of the holders of the Company’s 7% Convertible Debentures. Of that total, 3,426,113 shares were issued in payment of $11,500,000, the full principal balance of the debentures and 320,436 shares were issued in payment of

$1,075,569 in interest from March 8, 2007 through July 1, 2008, the original maturity dates of the debentures. The following table reflects the principal and interest paid to related parties in this transaction:

Name	Principal	Shares	Interest	Shares
Sponsor Investments	$6,141,288	1,857,738	$574,381	173,750
Crestview Capital Master, LLC	1,831,995	541,845	171,342	50,678
Midsummer Investment Ltd	1,492,399	451,450	139,581	42,223
Islandia LP	594,318	179,781	55,585	16,815

Total	$10,060,000	3,030,814	$940,889	283,466

As of April 5, 2007 Mr. Neal Kaufman resigned as Chief Executive Officer of the Company. Mr. Kaufman owned 225,000 stock options to purchase shares that had vested as of the date of his resignation. All vested options were required to be exercised prior to August 31, 2007. Mr. Kaufman did not exercise those options and such options expired. The Company had agreed to issue Mr. Neal Kaufman $420,000 of restricted stock at future dates in connection with the stock option grants under his employment agreement. As of April 5, 2007, Mr. Kaufman’s right to receive $336,000 in shares had vested. On October 10, 2007, Mr. Kaufman agreed to receive $168,000, instead of the $336,000, worth of Common Stock. On October 17, 2007 the Company issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000.

On July 31, 2007 the Company issued the 8% Convertible Debentures, due July 31, 2010 and July 2010 warrants to purchase 375,000 shares (increased to 2,678,571 shares as a result of antidilution provisions) of Common Stock of the Company at $4.00 per share (decreased to $0.56 per share as a result of antidilution provisions) of Common Stock. The following related entities received a portion of the respective debenture amounts and warrants:

Name	Debenture Amount	Warrant Shares
Herakles Investments, Inc.	$1,761,330	1,572,616
Crestview Capital Master, LLC	449,280	401,143
Midsummer Investment Ltd.	428,040	382,179
Islandia, LP	170,460	152,196

Total	$2,809,110	2,508,134

The Company recorded interest expense of $2,403,278 to related parties.

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

On November 8, 2004 the Company issued warrants to purchase, at any time during the 54 month period following November 8, 2004, 9,158 shares of Series CC Preferred Stock at a price of $46.30 per share. The Series CC Preferred Stock, if the warrants were exercised, is in turn convertible into approximately 423,982 shares of Common Stock.

Common Stock

As of September 28, 2008, the Company had issued and outstanding 10,863,100 shares of its Common Stock.

During 2008:

•

The Company issued 1,087,322 shares of its Common Stock to Opus in payment of interest of $996,333 on its Construction Loan that had accrued for the period July 1, 2007 through June 30, 2008. These issuances were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance dates of the stock.

•

The Company issued a total of 346,454 shares of its Common Stock in payment of interest of $224,667 on the 8% Convertible Debentures that had accrued for the period July 31, 2007 through June 30, 2008. These transactions were valued at the conversion prices of the 8% Convertible Debentures.

•	The Company issued 81,808 shares of its Common Stock upon the exercise of certain warrants to purchase Common Stock at an exercise price of $0.56 per share. The Company received $45,812.

•

The Company issued Mr. Neal Kaufman, the former Chief Executive Officer of the Company, 110,256 shares, valued at $1.52 per share, for a total of $168,000 for the Company’s contractual obligations to Mr. Kaufman that related to his employment with the Company.

During 2007:

•	On January 12, 2007 the Company issued 84,746 shares of its Common Stock at $5.90 per share and warrants to purchase up to 42,373 shares of Common Stock at $7.20 per share for $500,000.

•	In February 2007, the Company issued 15,000 shares of Common Stock upon the conversion of 324 shares of the Company’s Series CC Preferred Stock to Common Stock.

•

During the year ended September 30, 2007 the Company issued a total of 166,547 shares of its Common Stock in payment of interest of $559,027 on the 7% Convertible Debentures that had accrued for the period July 1, 2006 through March 7, 2007. These transactions were valued at the conversion prices of the 7% Convertible Debentures.

•

In connection with the conversion of the 7% Convertible Debentures on March 7, 2007, and the payment of interest from March 8, 2007 through July 1, 2008, the Company issued 3,746,549 shares of its Common Stock.

•

In March 2007, the Company issued 1,495 shares to the 7% Convertible Debenture holders to correct the calculation of the number of shares of Common Stock that should have been issued to the debenture holders for interest accrued from January 1, 2006 through March 31, 2006.

•

The Company issued 185,428 shares of its Common Stock to Opus in payment of interest on its Construction Loan. These issuances were valued at the volume weighted average price of the Common Stock for the 20 trading day period immediately preceding the issuance dates of the stock.

Warrants

The Company has warrants outstanding to purchase 3,961,189 shares of Common Stock that were issued in connection with financing transactions and payments for services. These warrants have exercise prices that range from $0.56 to $77.00 and expire between December 2008 and 2011.

The warrants that were issued in conjunction with the 8% Convertible Debentures contain an antidilution provision that provides the number of shares subject to purchase increases as the exercise price decreases, such that the proceeds to be received by the Company upon exercise equals the amount received at the original exercise price. During 2008, pursuant to this antidilution provision, the exercise price decreased to $0.56 from $4.00, and the total number of shares subject to purchase increased by 2,303,571 to 2,678,571 from 375,000.

Of the 3,961,189 warrants outstanding as of September 28, 2008, 3,529,240 are held by the Company’s major investors, all of whom individually own more than 5% of any class of the Company’s securities.

The activity for the years ended September 28, 2008 and September 30, 2007 and the principal terms of the warrants are summarized below:

	2008		2007
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Outstanding at beginning of year	2,164,500	$5.49	1,796,927	$8.95
Granted	—	—	417,373	4.00
Increase due to antidilution provision	2,303,571	0.56	—	—
Exercised	(81,808)	0.56	—	—
Expired	(425,074)	2.75	(49,800)	11.04

Outstanding at end of year	3,961,189	$1.72	2,164,500	$5.49

Range of Exercise Price	Number of Warrants Outstanding	Average Exercise Price	Exercise through
$0.56	208,331	$0.56	December 2008
0.56	466,104	0.56	March 2011
0.56	2,720,943	0.56	July 2011
2.47	318,715	2.47	December 2008
2.47	95,614	2.47	May 2009
12.00	102,000	12.00	December 2008
12.00	2,000	12.00	May 2009
26.00	19,704	26.00	May 2009
77.00	27,778	77.00	April 2010

$0.56 – $77.00	3,961,189	$1.72

Future Issuances of Common Stock

At September 28, 2008, the Company had Common Stock reserved for future issuance as follows:

September 28, 2008
Warrants outstanding	3,961,189
Stock options outstanding	201,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	12,445,499

NOTE 9—STOCK OPTIONS

The 1999 Stock Incentive Plan (the “1999 Plan”) authorizes the Compensation Committee to grant options to attract retain and reward persons providing services to the Company. The Company may issue up to a maximum of 10% of the total issued, outstanding and reserved shares of the Company’s Common Stock, of which a maximum of 50,000 shares may be for incentive stock options. Since 2003 the Company has granted no options under the 1999 Plan. The Company does not intend to grant any additional options under this plan.

The 2005 Stock Option Plan (the “2005 Plan”) authorizes the grant of options to purchase up to 1,250,000 shares, which may be incentive or nonqualified stock options. During 2008 the Company granted no options to purchase shares under the 2005 Plan. As of September 28, 2008 under the 1999 Plan and 2005 Plan (the “Plans”) there were outstanding options to purchase 201,333 shares of the Company’s Common Stock.

A summary of shares to be issued and weighted average exercise price related to stock options granted as of September 28, 2008 and September 30, 2007 and changes during the periods ending on those dates is presented below:

	September 28, 2008		September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	420,333	$4.68	728,556	$6.80
Granted	—	—	224,833	5.57
Exercised	—	—	—	—
Forfeited	(219,000)	4.65	(533,056)	7.44

Outstanding at end of year	201,333	$4.72	420,333	$4.68

Options exercisable at year-end	98,708	$4.66	80,000	$5.04

Weighted average grant date fair value of options granted during the year		N/A		$5.57

The intrinsic value of the 98,708 options exercisable at September 28, 2008 is $-0-. The weighted average life of the 98,708 options exercisable at September 28, 2008 is 7.85 years.

The following table summarizes information regarding stock options outstanding at September 28, 2008 under the Plans:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 9/28/2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/28/2008	Weighted Average Exercise Price
$ 2.80	2,500	7.26	$2.80	2,500	$2.80
3.00	1,500	7.57	3.00	750	3.00
3.40	52,500	7.58	3.40	27,500	3.40
3.60	65,000	8.47	3.60	27,500	3.60
3.80	8,333	8.36	3.80	8,333	3.80
6.20	42,500	7.96	6.20	20,000	6.20
7.60	23,750	8.11	7.60	6,875	7.60
9.00	5,000	7.70	9.00	5,000	9.00
22.00	250	2.66	22.00	250	22.00

$2.80 – $22.00	201,333	8.04	$4.72	98,708	$4.66

As of September 28, 2008, the Company has approximately $204,149 of unrecognized compensation cost related to non-vested stock options, which amount is being recognized over the vesting period of the original individual grant. During the year ended September 28, 2008 the Company granted no options to Board members and employees. No options were exercised during the year. The fair value of options vested during the year ended September 28, 2008 totaled $140,907.

NOTE 10—INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The components of deferred income tax assets and liabilities were as follows:

	September 28, 2008	September 30, 2007
Deferred tax assets
Net operating loss carryforwards	$31,969,098	$30,492,152
Allowance for doubtful accounts	73,323	17,000
Warranty reserve	1,179,994	846,110
Intangible assets	—	45,054
Stock based compensation expense	171,913	—
State income tax credit	1,386,000	—
Inventory reserve	50,877	—
Loss on debt conversion	638,524	—
Debt discount	585,391	—

Gross deferred tax assets	36,055,120	31,400,316

Deferred tax liabilities
Intangible assets	(17,198)	—
Property and equipment	(422,771)	(1,354,630)

Gross deferred tax liabilities	(439,969)	(1,354,630)

Net deferred tax asset	35,615,151	30,045,686
Valuation allowance	(35,615,151)	(30,045,686)

Net deferred tax assets	$—	$—

Because it could not determine that it was more likely than not that the deferred tax asset would be realized at September 28, 2008, the Company provided a 100% valuation allowance for the deferred tax asset, a decrease of approximately $1,100,000 from the year ended September 30, 2007.

The federal net operating loss at September 28, 2008 totaled approximately $86,600,000 and expires, if unused, through 2027.

In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Such a change in ownership may have occurred in connection with one or more private placements of securities. The amount of such limitation, if any, has not been determined. Additionally, the Company’s utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from future issuances of common stock.

In July, 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the year ended September 28, 2008, the Company recognized no adjustments for uncertain tax provisions.

NOTE 11—401(K) PLAN

The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to the maximum amount allowed by the Internal Revenue Code. The Company matches 100% of each participant’s contribution, not to exceed 3% of the participant’s compensation, plus 50% of each participant’s contribution in excess of 3%, but not in excess of 5%, of the participant’s compensation. Employee and Company contributions are fully vested when contributed. The Company contributed approximately $97,100 and $94,000 for the years ended September 28, 2008 and September 30, 2007, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company rents equipment and facilities under operating leases on both a long and short-term basis. Rent expense for the years ended September 28, 2008 and September 30, 2007 totaled approximately $411,000 and $728,000 respectively.

Minimum annual rentals under non-cancelable operating leases, including the leases described above, of more than one year in duration are as follows:

Amount
2009	$155,487
2010	131,596
2011	66,817
2012	4,112
2013	1,253

Total	$359,265

Other Commitments

In September 2008, the Company entered into an agreement and made a down payment toward the purchase of production equipment to be used in the Marshall, Texas facility. The Company is required to pay the remainder of the purchase price, approximately $740,000, prior to delivery, estimated to occur in 2009.

Litigation

From time to time the Company may be involved in various legal actions arising in the normal course of business. Management believes the outcome resulting from such matters will not have a material effect on the Company’s financial position or results of operations.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended September 28, 2008 and September 30, 2007, the Company paid interest totaling $1,313,087 and $2,005,839 respectively, by issuing Common Stock. The $2,005,839 of interest does not include the interest paid to the holders of the 7% Convertible Debentures upon conversion.

During the year ended September 28, 2008 and September 30, 2007, the Company had the following non-cash investing and financing transactions:

During 2008

•	Issued 1,087,322 shares of its Common Stock to Opus under its Construction Loan in payment of interest totaling $996,333.

•

Issued 346,454 shares of its Common Stock to the holders of its 8% Convertible Debentures in payment of interest of $224,667. In addition the Company recognized $92,087 in interest expense, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 31, 2007 through June 30, 2008.

•	Issued 110,256 shares, valued at $1.52 per share, in payment of the $168,000 to Mr. Neal Kaufman.

•	Recognized incremental debt discount of $1,585,404 under the 8% Convertible Debentures resulting from the reduction of the conversion price of those debentures.

•	Purchased equipment under capital leases totaling $252,144.

During 2007

•	Issued 185,428 shares of its Common Stock to Opus in payment of interest on its Construction Loan totaling $993,612.

•	Issued 166,547 shares of its Common Stock in payment of interest on the 7% Convertible Debentures totaling $1,012,227.

•

Issued 3,746,549 shares in connection with the conversion of $11,500,000 of 7% Convertible Debentures on March 7, 2007, and the payment of interest of $1,730,358 from March 8, 2007 through July 1, 2008.

•	Issued the 8% Convertible Debentures that had a beneficial conversion feature of $707,298.

•	Issued the July 2010 Warrants that had debt discount of $707,298.

NOTE 14—MAJOR CUSTOMERS

For the years ended September 28, 2008 and September 30, 2007, the Company had sales to two major customers that represented approximately 91% and 90%, respectively, of the Company’s total revenue. Under the terms of an agreement with one of the Company’s major customers, in June 2008 the purchase price per tie was reduced to a fixed amount of approximately 91% of the previous tie price. Additionally, at the end of each quarter through December 31, 2008, one major customer is entitled to a rebate of a portion of the sales price of ties purchased by it, with such rebate being based on NATG’s profit computed before the rebate. The rebate is paid in the subsequent quarter that it is earned.

As of September 28, 2008, approximately 89% of the Company’s accounts receivable was due from two customers. Included in the accounts receivable balance is a contract retainage amount due from one customer. The amount held by the customer as a retainage constitutes 12% of the accounts receivable balance, which amount is being retained pending acceptance by the rail carrier.

NOTE 15—SUBSEQUENT EVENTS

In October 2008, January 2009 and April 2009 the Company issued 109,524, 175,239 and 400,000 shares of its Common Stock in payment of $61,333, $61,333 and $60,000 of interest that accrued on the 8% Convertible Debentures during the calendar quarters ended September 30, 2008, December 31, 2008, and March 31, 2009, respectively. The January and April issuances of these shares of Common Stock constituted dilutive issuances under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted to $0.15 and the number of shares of Common Stock that could be purchased upon exercise increased ultimately to 10,000,000 in April 2009.

Effective as of October 30, 2008 the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note. Under that second amendment, the maturity dates of the notes were extended to October 31, 2009 or earlier to a date on which the Company receives a financing for a minimum of $2,000,000. In addition the total of all accumulated interest of $247,498 was paid in cash on October 31, 2008. Interest of $35,778 and $34,611 was paid in cash on January 31, 2009 and April 30, 2009, respectively. The holders of the Bridge Loan notes further agreed that the right of payment is subordinated to the prior right of payment under the 8% Convertible Debentures.

In October 2008, January 2009 and April 2009 the Company paid Opus $250,444, $250,444 and $282,333 interest in cash on the Construction Loan that accrued during the calendar quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively, and for nine days in April 2009 when the Company made the payment.

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles, an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum compounding quarterly and matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement.

In December 2008, in connection with the closing of its fourth quarter books and records and in preparation of materials to be furnished to the Company’s auditors for its annual audit, the Company and its auditors requested that Mr. Wallace, the former Chief Executive Officer, furnish additional information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed by the Company. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. That investigation uncovered irregularities in reimbursement requests and unauthorized use of Company funds which totaled $401,997 for the fiscal year ended September 28, 2008 and $153,070 during the first and second quarters of its fiscal year ending September 27, 2009. The Company has classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses in the respective quarters in which they were incurred. Mr. Wallace’s employment was terminated on February 26, 2009. The Board of Directors appointed Pat Long, who has served as Chairman of the Board of the Company since July 31, 2007, as the new President and Chief Executive Officer on that date. Because of the delay in providing appropriate documentation regarding these purchases to the Company and its auditors, the Company was unable to complete the audit of its financial statements for the fiscal year ended September 28, 2008 and to file the Form 10-KSB on a timely basis.

The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy. It is also evaluating obtaining restitution from Mr. Wallace through legal action.

In April 2009, the Company agreed to replace approximately 5,600 ties for one of its customers. The charge for the estimated cost of replacement of these ties is included in the warranty reserve in the Company’s financial statements for the fiscal year ended September 28, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).    CONTROLS AND PROCEDURES

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

NATG’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Management has evaluated the effect on the overall control environment of the 2008 resignation of the President and Chief Executive Officer, and the Chief Financial Officer, followed by the dismissal in 2009 of the successor President and Chief Executive Officer, the resignation of the Controller in December 2008, and the turnover of certain temporary accounting personnel during 2008. Management believes that these personnel changes culminated in a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures during the fourth quarter of fiscal year 2008.

Based on such evaluation, the Company’s management has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting required financial information on a timely basis.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Controls—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In connection with management’s review of our internal control over financial reporting described above, our management concluded that our internal control over financial reporting as of September 28, 2008 was not effective for the following reasons:

•

During the process of closing the fourth quarter books and records it became apparent that the former Chief Executive Officer had overridden policies and procedures to direct unauthorized payments and to obtain reimbursements for certain expenses that could not be substantiated as to validity or Company purpose.

•	The Company made improper and undocumented reimbursements and thereby failed to follow control policies with respect to documentation and approval of disbursements.

•

The Company did not maintain timely and accurate internal reporting of results of operations with the result that senior management and Board monitoring controls could not be fully executed. Specifically, monthly reporting, operational analyses and analysis of inventory variances and other key accounts were not timely and complete, comparisons to budgets were not maintained and the closing process did not include necessary timelines, checklists and sign-offs.

•

The Company failed to file its Form 10-K for the year ended September 28, 2008 on a timely basis. The delay in filing arose from management override of certain controls, the failure to execute certain disbursement controls, the breakdown in the monthly closing process and the inability to provide necessary documentation to complete the external audit. This weakness also arose from the failure to maintain a sufficient complement of accounting personnel with the appropriate level of experience and training. The former Chief Financial Officer resigned in early 2008 and the search for a replacement was in process with temporary and acting capacity personnel bridging the role of the chief financial officer. Turnover of the temporary resources and ultimately the resignation of the Controller in December 2008 resulted in gaps in the supervision of certain accounting personnel.

The four items above, in the aggregate, indicate an additional material weakness in the Company’s control environment. Specifically, certain pre-hiring verifications were not performed, certain authorities were not clearly and formally documented and others not strictly complied with, performance evaluations of accounting personnel were not conducted, the Company did not adequately communicate its ethics policy and the policy did not provide for an independent resource to facilitate employee reporting of perceived inappropriate conduct or accounting such as a whistleblower hotline.

Changes in Internal Controls over Financial Reporting

As a result of our evaluation described above, the Company has made, or is in the process of initiating, the changes described below in our internal control over financial reporting:

•	We hired new personnel with appropriate levels of experience.

•

We engaged a systems consultant experienced in the Company’s enterprise reporting system to assist us in utilizing the system to replace complex spreadsheet accounting calculations, increase standardization, and improve end-user training, which resulted in better utilization of our enterprise reporting system.

•	We have revised our code of ethics to provide for a third party to receive calls from and handle whistle blower matters.

•	We have developed new procedures to improve controls covering the reimbursement of expenses for purchases made by the chief executive officer.

•	We have developed documentation regarding appropriate identifications of authority, and transaction approval processes.

•	We have implemented a review and approval process of transactions for which we have an insufficient number of personnel to allow for total segregation of duties.

•	We are establishing more formal closing time lines, check lists and review procedures to enable timely closing procedures.

Our management believes that the foregoing actions will improve our internal control over financial reporting.

Limitations

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

No Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors currently consists of five directors, divided into three classes. The directors are elected to serve staggered terms, with the term of one class of directors expiring at each annual meeting of stockholders. The three classes of directors are identified as Class I, Class II and Class III based on the expiration of the terms of the directors in each class. Vacancies in the Board may be filled by the Board, and any director chosen to fill a vacancy shall hold office until the next election of the class for which such director has been chosen.

The following table lists the name, age and positions held of each director of the Company, as well as the period of time such director has served. The term of office of each director expires on the third annual meeting of stockholders held after the date at which such director was elected, subject to earlier resignation or removal and until their respective successors are elected and qualified.

Name and Age	Position held	Officer/Director Since
Michel Amsalem—60	Class I Director	July 31, 2007

Joseph A. Ethridge—67	Class III Director	July 31, 2007

Richard Guiltinan—54	Class I Director	November 8, 2006

Bruce Leadbetter—70	Class II Director	July 31, 2007

D. Patrick Long—58	Chairman of the Board; Class II Director	July 31, 2007

The following is an identification and description of the business experience of the Company’s directors:

Michel Amsalem is the Founder of Midsummer Capital LLC, the investment manager of the Midsummer group of funds/investment partnerships, and has served as its President since July 2001. From May 1999 to June 2001, Mr. Amsalem was a managing director of Omicron Capital, LLC, an asset-based financing firm. Mr. Amsalem has over thirty years of experience in the origination, structuring, negotiation and management of investments in complex environments. Prior to Midsummer Capital LLC, Mr. Amsalem was successively Founder and Managing Director of Citibank’s Structured Finance Department, of Banque Indosuez’ Investment Bank for Latin America and Eastern Europe and of Patricof Emerging Markets. Mr. Amsalem started his career at the International Finance Corporation, the private sector arm of the World Bank. Mr. Amsalem received his Doctoral degree from Harvard University and his MBA from Columbia University where he presently teaches business policy and strategy courses as a management professor. Mr. Amsalem is a graduate of Ecole des Hautes Etudes Commerciales in France. Mr. Amsalem was nominated for election to the Board of Directors by Midsummer Capital LLC.

Joseph A. Ethridge is currently a member of Comanche Associates, LLC, a company engaged in the consulting business. From 1990 until 2007, Mr. Ethridge served as the Senior Vice President—Finance and Treasurer of Sammons Enterprises, Inc. (“Sammons”), a holding company that is the parent of Sponsor Investments LLC (“Sponsor”), a private investment group. Prior to joining Sammons, Mr. Ethridge was a tax partner with Coopers & Lybrand, an accounting firm, from 1975 to 1990. Mr. Ethridge is a member of the board of directors of iSecureTrac, Corp. (symbol ICES.OB). Mr. Ethridge received a BBA in Accounting and an MBA in Finance and Real Estate from the University of North Texas. Mr. Ethridge was nominated for election to the Board of Directors by Sponsor.

Richard Guiltinan is the Chief Accounting Officer of Flowserve Corporation, a NYSE listed company that develops and manufactures precision engineered flow control equipment for critical service applications. He has held that position since 2004. Prior to assuming that position, he served with Caltex Corporation, an international refiner and marketer of petroleum products, including as a consultant for restructuring and post-merger integration activities (2002-03); as Chief Financial Officer (2000-01) and as President of the Business Support Group (1999-2000). Prior to joining Caltex in 1985, Mr. Guiltinan worked for KPMG, a public accounting firm, for nine years in the financial, manufacturing and oil industries. Mr. Guiltinan received a BBA in Accountancy from the University of Notre Dame in 1976 and attended the Tuck Executive Program at Dartmouth College in 1993. He is a Certified Public Accountant.

Bruce Leadbetter has been the Chief Executive Officer of Sponsor Investments LLC since 2003. Since 2001, Mr. Leadbetter has been a partner of Beta Capital Group, LLC, a private investment group and a partner of Aegis Services Company, LLC, a private property management company. From 2001 to 2003, Mr. Leadbetter served as Chairman of the Executive Committee of Patriot Air, LLC, a charter carrier. Mr. Leadbetter is a member of the board of directors of Adam Aircraft Industries, Inc., and a trustee of The Sammons Foundation and The Sammons Dallas Foundation. Mr. Leadbetter was nominated for election to the Board of Directors by Sponsor.

D. Patrick Long was elected President and Chief Executive Officer upon the termination of employment of Rod Wallace on February 26, 2009 and has been a partner in the law firm of Patton Boggs LLP for more than fifteen years. He is President of Beta Shale, a private energy company; Vice-President of Aegis Services Company, LLC, a private property management company; Vice-President of Lobo Petroleum Company, a private energy company; and Chairman of the Board of Katana Energy, LLC, a private energy company. Mr. Long was nominated for election as Chairman of the Board of Directors by Sponsor.

Executive Officers

D. Patrick Long was elected President and Chief Executive Officer on February 26, 2009 upon the termination of employment of Rod Wallace. Mr. Long’s biographical experience is described in the preceding paragraph.

Joe B. Dorman, age 63, served as Chief Financial Officer of the Company from April 18, 2005 to May 18, 2006, when he was appointed General Counsel of the Company. Mr. Dorman assumed the duties of Acting Chief Financial Officer on January 11, 2008 upon the resignation of Mr. Shetty and served in that capacity until April 2009. Mr. Dorman is both a certified public accountant and an attorney. He served as local counsel for BancLeasing, Inc., a Michigan corporation, from 2001 to April 18, 2005. From 1999 through 2001, he was chief financial officer and general counsel to that company’s predecessor, BancLeasing, Inc., a Texas corporation. BancLeasing, Inc. specialized in establishing leasing programs for community banks. He received his BBA in Accounting from the University of Oklahoma in 1967 and graduated from the University of Texas School of Law in 1972.

Audit Committee

The charter of the Audit Committee provides for a minimum of two directors each of whom meets the NASDAQ’s independence standards and the SEC’s rules for independence. Currently, Mr. Guiltinan is the sole member of the audit committee. Mr. Guiltinan meets the SEC definition of “audit committee financial expert” and qualifies as an independent director under the NASDAQ’s independence standards and the rules of the SEC.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our senior officers or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal 2008 all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

In fiscal 2008, the Company paid Mr. Guiltinan $15,000 for his services as Chairman of the Audit Committee and $15,000 for his services as a director of the Company. The remaining directors declined compensation for their services in fiscal 2008.

Executive Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to each person who served as the principal executive officer and the two most highly compensated employees of the Company who earned in excess of $100,000 (the “Named Officers”), during the fiscal year ended September 28, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Alex Rankin,	2008	107,692	—	—	—	2,106	109,798
Chief Executive Officer (3)	2007	84,615	—	—	267,330	—	351,945
Rod Wallace,	2008	179,808	—	—	—	6,679	186,486
Chief Executive Officer (4)
Mahesh Shetty	2008	111,058	37,500	—	—	5,571	154,129
Chief Financial Officer (5)	2007	175,000	37,889	—	—	5,914	218,803
Joe B. Dorman (6)	2008	139,423	—	—	—	5,889	145,312
Acting Chief Financial Officer and	2007	112,615	907	—	—	4,545	118,067
General Counsel

(1)	For a discussion of the assumptions used to value the 2007 stock options, please refer to Employee Stock Options under Note 1 of the Company’s Consolidated Financial Statements contained in form 10-KSB for the year ended September 30, 2007.
(2)	Represents contributions to the Company’s 401(k) plan and its health savings account paid by the Company
(3)	Mr. Rankin served as President and Chief Executive Officer from July 18, 2007 until March 24, 2008.
(4)	Mr. Wallace served as President and Chief Executive Officer from March 24, 2008 until February 26, 2009.
(5)	Mr. Shetty served as Chief Financial Officer until January 11, 2008.
(6)	Mr. Dorman assumed the duties of Acting Chief Financial Officer on January 11, 2008 and served in that capacity until April 2009.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth for the Named Officers information regarding stock options outstanding at the end of the fiscal year ended September 28, 2008, each on an aggregated basis.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Rod Wallace (1)	1,250	3,750	$6.20	1/24/2017
Joe B. Dorman	—	2,500	$3.80	1/29/2016

(1)	Upon the termination of employment of Mr. Wallace on February 26, 2009, all vested and unvested options held by him terminated.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of February 20, 2009, certain information with respect to the beneficial ownership of our Common Stock and Preferred Stock by (i) any person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) the Named Officers and (iii) all directors and executive officers as a group. Each of the persons named in the table has sole voting and investment power with respect to all shares beneficially owned by them, except as described in the footnotes following the table.

As of February 20, 2009, there were 11,147,863 shares of Common Stock and 54,040 shares of Preferred Stock outstanding. Each share of Preferred Stock is convertible into 46.2963 shares of Common Stock at any time at the option of the holder. The Preferred Stock has voting rights equal to the Common Stock on an as-converted basis, subject to the limitations on conversion described below.

The number and percentage of shares beneficially owned has been calculated pursuant to Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under this rule, beneficial ownership includes any shares as to which each selling security holder has sole or shared voting power or investment power and also any shares which the selling security holder has the right to acquire within 60 days. For purposes of determining beneficial ownership in this table, all the shares underlying the Preferred Stock, the convertible debentures (“Debentures”) and exercisable warrants have been included, although the Preferred Stock, the Debentures and certain warrants contain limitations on their conversion if such conversion would result in the holder becoming the beneficial owner of more than 4.99% of the Common Stock. A holder may waive this limitation on the number of shares held by it if it provides at least 61 days prior notice of its waiver to us.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares	Percentage of Class	Amount and Nature of Beneficial Ownership of Preferred Shares	Percentage of Class
Sponsor Investments, LLC (1) 14185 Dallas Parkway Centura Tower, Suite 1020 Dallas, Texas 75254	13,003,405	67.26%	47,369	74.95%

Herakles Investments, Inc. (1) (2) (3) 5949 Sherry Lane, Suite 1900 Dallas, Texas 75225	8,683,479	69.66%	39,539	62.56%

Opus 5949 LLC (1) (2) (3) 5949 Sherry Lane, Suite 1900 Dallas, Texas 75225	1,699,264	15.24%	—	—

Crestview Capital Master LLC (4) Crestview Warrant Fund, L.P. c/o Crestview Capital Funds 95 Revere Drive, Suite A Northbrook, Illinois 60062	3,239,445	24.85%	7,790	12.33%

Big Bend XI Investments, Ltd. (5) 3401 Armstrong Avenue Dallas, Texas 75205	1,000,596	8.89%	2,289	3.62%

Midsummer Investments, Ltd. (6) c/o Midsummer Capital, LLC 295 Madison Avenue, 38th Floor New York, New York 10022	2,784,142	21.77%	4,000	6.33%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Shares	Percentage of Class	Amount and Nature of Beneficial Ownership of Preferred Shares	Percentage of Class
Islandia, L.P. (7) c/o John Lang 485 Madison Avenue, 23rd Floor New York, New York 10022	999,811	8.53%	—	—

Joseph A. Ethridge (8) 5949 Sherry Lane Dallas, Texas 75224	—	—	—	—

Bruce Leadbetter (8) 14185 Dallas Parkway Centura Tower, Suite 1020 Dallas, Texas 75254	—	—	—	—

D. Patrick Long (8)(9) 14185 Dallas Parkway Centura Tower, Suite 1020 Dallas, Texas 75254	30,000	*	648	1.20%

Michel Amsalem (10) c/o Midsummer Capital, LLC 295 Madison Avenue, 38th Floor New York, New York 10022	—	—	—	—

Richard Guiltinan (11) 429 Memory Lane Marshall, Texas 75672	3,750	*	—	—

Rod Wallace (12) 429 Memory Lane Marshall, Texas 75672	2,500	*	—	—

Joe B. Dorman (13) 429 Memory Lane Marshall, Texas 75672	2,500	*	—	—

All officers and directors as a group (8 persons)	15,798,785	75.29%	648	1.20%

(1)	Consists of (a) 42,790 shares of Preferred Stock convertible into 1,981,018 shares of Common Stock, (b) warrants to purchase 4,579 shares of Preferred Stock, which preferred stock is convertible into 211,991 shares of Common Stock, (c) 4,819,190 shares of Common Stock, (d) warrants to purchase 2,845,974 shares of Common Stock and (e) $1,761,330 in principal amount of Debentures convertible into 3,145,232 shares of Common Stock at a conversion price of $0.56 per share. The shares of Preferred Stock are owned 36,105 by Herakles Investments, Inc. (“Herakles”), 5,389 by Astraea Investment Management, L.P. (“Astraea”) and 1,296 by Paul Pottinger, Christopher Bancroft, Michael Jordan, John M. Pigott, Pat Long, David Kellogg, Charles Jarvie, and David Pasahow. The warrants to purchase Preferred Stock are owned 3,434 by Herakles and 1,145 by Astraea. The shares of Common Stock are owned 2,202,024 by Sponsor, 1,699,264 by Opus, and 917,902 by Herakles. The warrants to purchase Common Stock are owned 2,789,837 by Herakles and 56,137 by Sponsor. Sponsor is owned by Sammons through its wholly owned subsidiary, Herakles, and by Astraea, who may be deemed to beneficially own the shares that they have authority to vote. Sponsor and Opus are ultimately under the common control of Consolidated Investment Services, Inc., a Nevada corporation.

(2)	Consists of (a) 917,902 shares of Common Stock, (b) 36,105 shares of Preferred Stock, convertible into 1,671,528 shares of Common Stock, (c) warrants to purchase 3,434 shares of Preferred Stock, which preferred stock is convertible into 158,981 shares of Common Stock, (d) warrants to purchase 2,789,837 shares of Common Stock and (e) $1,761,330 in principal amount of Debentures convertible into 3,145,232 shares of Common Stock at a conversion price of $0.56 per share.
(3)	The power to vote or dispose of the shares beneficially owned by Opus is held by Herakles.
(4)	Consists of (a) 1,350,362 shares of Common Stock, (b) warrants to purchase 726,149 shares of Common Stock, (c) 5,500 shares of Preferred Stock convertible into 254,630 shares of Common Stock, (d) warrants to purchase 2,290 shares of Preferred Stock, which preferred stock is convertible into 106,018 shares of Common Stock and (e) $449,280 in principal amount of Debentures convertible into 802,286 shares of Common Stock at a conversion price of $0.56 per share. The power to vote or dispose of the shares beneficially owned by Crestview is shared by Stewart Flink, Richard Levy, Robert Hoyt and Daniel Warsh, Steven J. Halpern has the sole power to vote or dispose of the shares beneficially owned by Crestview Warrant Fund, but he disclaims beneficial ownership of such shares.
(5)	Consists of 894,624 shares of Common Stock and warrants to purchase 2,289 shares of Preferred Stock, which preferred stock is convertible into 105,972 shares of Common Stock. The General Partner of Big Bend Investments XI, Ltd (“Big Bend”) is 2M Companies, Inc., a Delaware corporation controlled by Morton H. Meyerson, who holds the power to vote or dispose of the shares beneficially owned by Big Bend.
(6)	Consists of (a) 1,142,970 shares of Common Stock, (b) 4,000 shares of Preferred Stock convertible into 185,185 shares of Common Stock, (c) warrants to purchase 691,630 shares of Common Stock and (d) $428,040 in principal amount of Debentures convertible into 764,357 shares of Common Stock at a conversion price of $0.56 per share. Midsummer Capital, LLC, as the investment advisor to Midsummer Investments, Ltd. (“Midsummer”) may be deemed to have dispositive power over the shares owned by Midsummer. Midsummer Capital, LLC disclaims beneficial ownership of such shares. Michel Amsalem and Scott Kaufman have delegated authority from the members of Midsummer with respect to the shares of Common Stock owned by Midsummer. Messrs. Amsalem and Kaufman may be deemed to share dispositive power over the shares of Common Stock held by Midsummer. Messrs. Amsalem and Kaufman disclaim beneficial ownership of such shares of Common Stock, and neither person has any legal right to maintain such delegated authority. Mr. Amsalem was named to be elected to the Board of Directors by Midsummer.
(7)	Consists of (a) 419,987 shares of Common Stock, (b) warrants to purchase 275,431 shares of Common Stock and (c) $170,460 in principal amount of Debentures convertible into 304,393 shares of Common Stock at a conversion price of $0.56 per share. By virtue of their respective positions as officers of John Lang, Inc., the general partner of Islandia L.P. (“Islandia”), each of Richard Berner, Edgar Berner, Thomas Berner and Anthony Berner has sole voting and dispositive power with respect to the shares of Common Stock beneficially owned by Islandia. Each of those persons and John Lang, Inc. disclaims beneficial ownership of such shares.
(8)	Each of Messrs. Ethridge, Leadbetter and Long was named to be elected to the Board of Directors by Sponsor and in such capacity may be considered the beneficial owner of the shares owned by Sponsor.
(9)	Includes 648 shares of Preferred Stock convertible into 30,000 shares of Common Stock.
(10)	Mr. Amsalem was named to be elected to the Board of Directors by Midsummer and in such capacity may be considered the beneficial owner of the shares owned by Midsummer.
(11)	Represents options to purchase 3,750 shares of Common Stock.
(12)	Represents options to purchase 2,500 shares of Common Stock.
(13)	Represents options to purchase 2,500 shares of Common Stock.
*	Indicates less than 1% ownership.

Voting Agreements

On February 22, 2005, Sponsor, Herakles, Astraea and certain individuals to whom Sponsor has distributed shares of its NATG Common Stock granted Sponsor an irrevocable proxy under a Voting Agreement to vote their respective shares of voting stock on all matters, but retained sole dispositive power over their shares. The obligation of each party under the Voting Agreement terminates upon the earlier of February 22, 2015 or the sale by such party of its shares of voting stock subject to the Voting Agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In 2004, the Company entered into a construction loan for $14,000,000 with Opus (the “Construction Loan”), an affiliate of Sponsor, Herakles and Astraea, each the beneficial owner of more than 5% of the outstanding stock of the Company. Each of Messrs. Ethridge, Leadbetter and Long is a director of the Company and also an affiliate of Sponsor. The Construction Loan requires payment of principal installments totaling $7,000,000 on July 25, 2010, with the remaining balance paid in quarterly installments of $350,000 starting October 2010 through February 2015. The Construction Loan note bears interest at the rate of 7% per annum until July 24, 2010, after which the interest reverts to 700 basis points over the prime interest rate. Interest was paid in shares of Common Stock until October 1, 2008, when interest began to be paid in cash. During the year ended September 28, 2008, the Company issued to Opus a total of 1,087,322 shares of its Common Stock in payment of interest of $996,333, on the Construction Loan. Since that date, the Company has paid Opus in cash $783,221 in interest on the Construction Loan.

In addition to the affiliations of Sponsor described above, Midsummer is also a beneficial owner of more than 5% of one or more classes of outstanding stock of the Company and named Mr. Amsalem to be elected to the Board. Each of Crestview and Islandia also owns more than 5% of the Company’s outstanding Common Stock.

In March 2007, the Company issued $2,000,000 in Bridge Loan notes which bear interest at the rate of 7% per annum compounded quarterly. The Company paid accrued interest of $247,498 on October 31, 2008, and has paid or will pay accumulated interest in cash on January 31, April 30, July 31 and at maturity on October 31, 2009. The Bridge Loan notes also provide for the early repayment of the notes and accrued interest if the Company receives funding of a future financing for a minimum of $2,000,000. The following table reflects the principal amounts of the Bridge Loan notes and the amount of interest paid in cash to related parties since October 1, 2007:

Name	Principal Amount	Interest Paid in Cash
Herakles Investments, Inc.	$1,174,224	$186,635
Crestview Capital Master, LLC	299,513	47,606
Midsummer Investment Ltd.	285,354	45,355
Islandia, LP	113, 636	18,062

Total	$1,872,727	$297,658

In July 2007 the Company issued the Debentures in the principal amount of $3,000,000, accruing interest at 8% per annum and payable in full on July 31, 2010, and warrants to purchase 375,000 shares of Common Stock of the Company at $4.00 per share of Common Stock, subject to adjustment (see 8% Convertible Debentures in Note 6 of the Consolidated Financial Statements). The Debentures are convertible, at any time, into shares of Common Stock of the Company at a conversion price of $0.56 per share. The Company is required to pay interest only under the Debentures on October 1, January 1, April 1 and July 1 of each year until their maturity. As permitted under the Debentures, the Company has elected to pay interest by the issuance of its Common Stock. The following table reflects the principal amounts of the Debentures and warrants held by, and the amount of interest paid in shares to related parties since October 1, 2007:

Name	Debenture Amount	Warrant Shares	Interest Paid in Shares
Herakles Investments, Inc.	$1,761,330	5,871,090	605,437
Crestview Capital Master, LLC	449,280	1,497,600	153,659
Midsummer Investment Ltd.	428,040	1,426,800	147,909
Islandia, LP	170,460	568,205	58,594

Total	$2,809,110	9,363,695	965,599

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles Investments, Inc., an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum compounding quarterly and matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement. Proceeds of the note were used to pay the quarterly interest payment under the Construction Loan and for general working capital purposes.

In March, April and May 2009 the Company purchased raw recyclable plastic material totaling $611,000 from Environmental Plastic Solution, Inc. (“EPS”), an affiliate of Sponsor, Herakles and Opus. These purchases were at or below the prevailing market price for that material.

Independence and “Controlled Company” Disclosure

Because Sponsor and its affiliates hold more than a majority of the outstanding shares of Common and Preferred Stock of the Company, the Board of Directors has determined that the Company is a “controlled company” within the meaning of Rule 4350(c)(5) of the National Association of Security Dealers Marketplace Rules. As a “controlled company,” the Company is not required to have (i) a board of directors comprised of a majority of independent directors; (ii) compensation of the executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. However, the Company is not exempt from the requirements to have an audit committee comprised of at least three independent directors and to hold regularly scheduled meetings in which only the independent directors are present. The Company’s Audit Committee is currently composed of one independent director, Mr. Guiltinan, who is the Company’s sole independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Related Fees. The Company incurred aggregate professional fees from its auditors, KBA Group, LLP (“KBA”), in the amount of $119,090 for fiscal 2007 and $133,580 for fiscal 2008. The Company incurred fees for assurance and services that are reasonably related to the performance of the audit or review of the Company’s financial statements to KBA of $105,900 in 2007 and $118,950 in 2008. All of the hours expended in KBA’s performance of the audit were incurred by KBA’s full time permanent employees.

Tax Fees. The Company incurred fees for tax compliance, tax advice and tax planning, composed principally of tax preparation services, to KBA of $12,350 in 2007 and $8,800 in 2008.

All Other Fees. The Company incurred additional fees for services rendered in connection with advice regarding employment matters provided by KBA of $840 in 2007 and $5,830 in 2008.

The Audit Committee considered whether the provision of these services was compatible with maintaining the independence of KBA as the Company’s principal independent accounting firm for 2007 and 2008, respectively. All of the audit and non-audit services described above were approved by the Audit Committee in accordance with its policies and procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Restated Certificate of Incorporation	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1996.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company dated May 13, 1998	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 1998.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation dated July 25, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation dated September 9, 2003	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2003.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation dated October 22, 2003	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

3.6	Certificate of Designation for Series AA Preferred Stock dated March 8, 2004	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2004.

3.7	Certificate of Designation for Series CC Preferred Stock dated February 18, 2005	Incorporated by reference to the Company’s Form 8-K dated February 22, 2005.

3.8	Certificate of Correction to Certificate of Designation for Series CC Preferred Stock dated August 2, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended June 30, 2005.

3.9	Certificate of Amendment to the Restated Certificate of Incorporation dated November 3, 2005	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended September 30, 2005.

3.10	Certificate of Amendment to the Restated Certificate of Incorporation dated August 27, 2007	Incorporated by reference to the Company’s Form 10-KSB for the year ended September 30, 2007.

3.11	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

4.1	Form of Preferred Stock Purchase Warrant dated as of February 22, 2005	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2004.

4.2	Form of Warrant issued pursuant to the Securities Purchase Agreement dated September 15, 2006	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

4.3	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

4.4	Form of Warrant issued pursuant to the Securities Purchase Agreement dated January 12, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

4.5	Form of Warrant issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.1	2005 Stock Option Plan	Incorporated by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed September 28, 2005.

10.2	Construction Loan Agreement dated as of February 5, 2004 among the Company, TieTek Technologies, Inc., TieTek LLC and Opus 5949 LLC	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.3	Forbearance Agreement dated as of May 9, 2005 between Opus 5949 LLC and the Company	Incorporated by reference to the Company’s Form 8-K filed May 13, 2005.

10.4	Limited Waiver and First Amendment to Construction Loan Agreement among Opus 5949 LLC, the Company TieTek LLC and Tie Tek Technologies, Inc.	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.5	Second Amendment to Construction Loan Agreement dated December 29, 2005 among Opus 5949 LLC, the Company, TieTek LLC and TieTek Technologies, LLC	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.6	Third Amendment to Construction Loan Agreement dated September 18, 2006, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.7	Amended and Restated Promissory Note in the amount of $14,000,000 issued by TieTek LLC to Opus 5949 LLC	Incorporated by reference to the Company’s Form 8-K filed July 13, 2005.

10.8	First Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated December 29, 2005	Incorporated by reference to the Company’s Form 8-K filed January 6, 2006.

10.9	Second Amendment to Amended and Restated Promissory Note issued by TieTek LLC to Opus 5949 LLC dated September 18, 2006	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.10	Royalty Agreement between TieTek LLC and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.11	Royalty Agreement between North American Technologies Group, Inc. and William T. Aldrich, Henry W. Sullivan, and J. Denny Bartell as Co-Trustees for the benefit of Dune Holdings, L.L.C., assignee of Gaia Holdings, Inc. and Thor Ventures, L.L.C. dated effective February 5, 2004	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

10.12	Third Amended and Restated Registration Rights Agreement dated September 15, 2006 among the Company, the Purchasers of the Common Stock under the Securities Purchase Agreement dated September 15, 2006 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-KSB for the year ended October 1, 2006.

10.13	Registration Rights Agreement dated January 12, 2007 between the Company and WD Partners I, LP	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended December 31, 2006.

10.14	Form of Conversion Agreement and Amendment dated March 7, 2007 between the Company and the holders of the Company’s 7% Convertible Debentures	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.15	Form of Promissory Notes issued March 7, 2007 in the aggregate principal amount of $2,000,000	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 1, 2007.

10.16	Letter dated June 25, 2007 among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena regarding the loan of $500,000 due November 30, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.17	Form of $500,000 promissory note, due November 30, 2007, issued to Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.18	Form of Securities Purchase Agreement dated July 24, 2007, among the Company and Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.19	Form of 8% Convertible Debenture issued pursuant to the Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.20	Fourth Amended and Restated Registration Rights Agreement dated July 24, 2007 among the Company, the Purchasers of the 8% Convertible Debentures under the Securities Purchase Agreement dated July 24, 2997 and certain other shareholders of the Company	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.21	Third Amendment to Amended and Restated Promissory Note is entered into on July 26, 2007 among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.22	Fourth Amendment to Construction Loan Agreement dated July 26, 2007, among Opus 5646 LLC, the Company, TieTek LLC and TieTek Technologies, Inc.	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.23	Form of First Amendment to Loan dated March 7, 2007, Consent and Subordination Agreement by and among the Company, Herakles Investments, Inc., Crestview Capital Master, LLC, Midsummer Investment Ltd., Enable Growth Partners, LP, Enable Opportunity Partners, LP, Islandia, LP and Pierce Diversified Strategy Master Fund LLC, Ena	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.24	Form of Securities Purchase Agreement dated July 24, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.25	First Amendment to Promissory Note in principal amount of $2,000,000 dated March 7, 2007	Incorporated by reference to the Company’s Form 10-QSB for the quarter ended July 1, 2007.

10.26	Settlement Agreement between North American Technologies Group, Inc. and Neal Kaufman dated October 10, 2007	Incorporated by reference to the Company’s Form 10-KSB for the year ended September 30, 2007.

10.27	Form of Second Amendment to Promissory Note in the principal amount of $2,000,000 dated March 7, 2007	Filed herewith

10.28	Promissory Note issued to Herakles Investments, Inc. dated April 8, 2009	Incorporated by reference to the Company’s Form 8-K filed April 16, 2009

14	Code of Ethics	Filed herewith

21	Subsidiaries of Registrant	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2005.

23	Consent of KBA Group LLP	Filed herewith

31	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2009	NORTH AMERICAN TECHNOLOGIES GROUP, INC.

	By:	/S/ D. PATRICK LONG
D. Patrick Long Chief Executive Officer Chief Accounting Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ D. PATRICK LONG D. PATRICK LONG	Chief Executive Officer, chief accounting officer, principal financial officer and Chairman of the Board	June 12, 2009

/S/ JOSEPH A. ETHRIDGE JOSEPH A. ETHRIDGE	Director	June 10, 2009

/S/ MICHEL AMSALEM MICHEL AMSALEM	Director	June 9, 2009

/S/ BRUCE LEADBETTER BRUCE LEADBETTER	Director	June 9, 2009

/S/ RICHARD GUILTINAN RICHARD GUILTINAN	Director	June 9, 2009

EXHIBIT INDEX

10.27	Form of Second Amendment to Promissory Note in the principal amount of $2,000,000 dated March 7, 2007	Filed herewith

14	Code of Ethics	Filed herewith

23	Consent of KBA Group LLP	Filed herewith.

31	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith