Form 10-Q
period 2008-12-28
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2009-06-18
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 2008

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

(972) 996-5750

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 11,547,863 common shares outstanding as of June 16, 2009.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28, 2008	September 28, 2008
Assets
Current Assets:
Cash and cash equivalents	$926,826	$443,818
Accounts receivable, net of allowance for doubtful accounts of $198,700	1,684,897	3,841,079
Inventories, net	4,135,405	3,623,065
Prepaid expenses and other	562,683	55,950

Total Current Assets	7,309,811	7,963,912

Property and equipment, net	8,708,698	8,864,779
Patents less accumulated amortization of $1,294,794 and $1,265,571	772,493	799,865
Other assets	287,206	296,506

Total Assets	$17,078,208	$17,925,062

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$3,389,719	$2,759,596
Accrued royalty expense	377,693	411,990
Accrued interest, including $318,956 and $519,522 to related parties	324,167	538,178
Accrued warranty costs	3,040,570	3,197,708
Other accrued expenses	672,914	873,379
Note payable—insurance	215,198	—
Capital lease obligations, current portion	40,443	39,943
Bridge loan, including $1,872,727 to related parties	2,000,000	—

Total Current Liabilities	10,060,704	7,820,794

Capital lease obligations, net of current portion	192,265	199,367
Bridge loan, including $1,872,727 to related parties	—	2,000,000
Convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $1,687,926 and $1,954,441	1,312,074	1,045,559
Note payable to a related party	14,000,000	14,000,000

Total Liabilities	25,565,043	25,065,720

Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized;
Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common stock, $.001 par value, 30,000,000 shares authorized; 10,972,624 and 10,863,100 shares issued and outstanding	10,973	10,863
Additional paid-in capital	104,751,990	104,624,841
Accumulated deficit	(122,023,482)	(120,550,046)

Total Stockholders’ Deficit	(8,486,835)	(7,140,658)

Total Liabilities and Stockholders’ Deficit	$17,078,208	$17,925,062

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended
	December 28, 2008	December 30, 2007
Sales, net	$6,722,801	$7,020,608
Cost of goods sold (exclusive of depreciation and amortization shown below)	5,892,253	6,056,524

Gross Profit	830,548	964,084
Selling, general and administrative expenses	1,327,577	1,087,534
Depreciation and amortization	311,581	312,466

Operating Loss	(808,610)	(435,916)
Other (Income) Expense:
Interest expense, net, including $630,661 and $495,814 to related parties	668,058	503,637
Other, net	(3,232)	—

Total Other (Income) Expense, net	664,826	503,637

Net Loss	(1,473,436)	(939,553)

Net Loss Available to Common Stockholders	$(1,473,436)	$(939,553)

Net Loss Per Share Available to Common Stockholders:
Net Loss Per Common Share – basic and diluted	$(0.13)	$(0.10)

Weighted Average Number of Common Shares outstanding:
Basic and diluted	10,962,996	9,462,651

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net loss	$(1,473,436)	$(939,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	266,515	167,427
Stock option compensation expense	21,021	123,569
Issuance of common stock for interest, including $99,478 and $289,772 to related parties	106,238	292,444
Provision for warranty expense	35,971	265,106
Depreciation and amortization	311,581	312,466
Net change in operating assets and liabilities:
Accounts receivable	2,156,182	(1,306,470)
Inventories	(477,129)	(55,079)
Prepaid expenses and other current assets	(506,733)	(293,460)
Other assets	7,676	7,676
Accounts payable	630,123	882,397
Accrued royalty expense	(34,297)	30,948
Accrued interest	(214,011)	52,802
Accrued warranty costs	(193,108)	(141,414)
Other accrued expenses	(200,466)	(616,990)

Net cash provided by (used in) operating activities	436,127	(1,218,131)

Cash flows from investing activities:
Purchases of patents and other assets	(1,851)	—
Purchases of property and equipment	(159,864)	(5,876)

Net cash used in investing activities	(161,715)	(5,876)

Cash flows from financing activities:
Proceeds from note payable – insurance	268,997	398,429
Payments on note payable – insurance	(53,799)	(163,921)
Payments on capital lease obligations	(6,602)	—

Net cash provided by financing activities	208,596	234,508

Net increase (decrease) in cash and cash equivalents	483,008	(989,499)

Cash and cash equivalents, beginning of period	443,818	3,839,787

Cash and cash equivalents, end of period	$926,826	$2,850,288

SUPPLEMENTAL DISCLOSURE
Interest paid in cash, including $482,192 and $0 to related parties	$502,452	$4,624

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest (including incremental interest), of which $99,478 and $39,328 was to related parties	$106,238	$42,000
Common stock issued for interest on debt to a related party	$—	$250,444
Common stock issued to former officer in settlement of termination	$—	$168,000
Incremental debt discount resulting from reduction in 8% convertible debenture conversion price, including $1,484,525 to related parties	$—	$1,585,404

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

North American Technologies Group, Inc. (“NATG” or the “Company”) is principally engaged in the manufacturing and marketing of engineered composite railroad crossties, also called ties, through its 100% owned subsidiary TieTek LLC. The Company’s composite railroad crosstie is a direct substitute for a wood tie, but with a longer expected life and with several environmental advantages. The Company began commercial manufacturing and shipping of ties during the third quarter of 2000.

As disclosed in the Company’s Form 10-K for the fiscal year ended September 28, 2008, in connection with the closing of its fiscal 2008 fourth quarter books and records, and in preparation of materials to be furnished to the Company’s auditors for its annual audit, the Company and its auditors requested that Mr. Rod Wallace, the former Chief Executive Officer, furnish information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed by the Company. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. That investigation uncovered irregularities in reimbursement requests and unauthorized use of Company funds which included $137,620 and $15,450 during the first and second quarters, respectively, of its fiscal year ending September 27, 2009. The Company classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses. Mr. Wallace’s employment was terminated on February 26, 2009. Because of the delay in providing appropriate documentation regarding these purchases to the Company and its auditors, the Company was unable to complete and file this Form 10-Q on a timely basis.

The Company uses a 52/53 week accounting year. Each fiscal quarter contains thirteen weeks that end on the Sunday closest to the end of each calendar quarter. The Company’s fiscal year ends on the Sunday closest to the end of the third calendar quarter.

The accompanying consolidated financial statements include the accounts of NATG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The interim consolidated financial statements of NATG and its subsidiaries are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. In the opinion of management, these interim consolidated financial statements include all the necessary adjustments to present fairly the results of the interim periods, and all such adjustments, unless otherwise stated, are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 28, 2008, included in the Company’s Annual Report on Form 10-K. The interim results reflected in the accompanying consolidated financial statements are not necessarily indicative of the results of operations for a full fiscal year.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 28, 2008 and December 30, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities were convertible into an aggregate of 12,432,999 and 9,591,113 shares of $0.001 par value common stock (“Common Stock”) as of December 28, 2008 and December 30, 2007, respectively.

NOTE 2—GOING CONCERN UNCERTAINTY

As of December 28, 2008, the Company had a cash balance of $926,826 and a negative working capital balance of $2,750,893. For the three months ended December 28, 2008 and the year ended September 28, 2008, the Company incurred net losses of $1,473,436 and $2,924,340, respectively. The Company’s operating activities provided cash of $436,127 for the three months ended December 28, 2008, and used cash of $2,454,089 for the year ended September 28, 2008. The Company could incur losses for the foreseeable future.

The Company has significant cash needs. Beginning October 1, 2008, the Company was required to pay quarterly interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On October 31, 2009 the Company will be required to repay the bridge loan (“Bridge Loan”) of $2,000,000, together with interest thereon. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest quarterly on the Construction Loan and repay the Bridge Loan, together with interest thereon, and to maintain adequate liquidity, depend on a number of factors. The factors include the ability to maintain adequate production volumes, the reduction of equipment failures that disrupt production, the willingness of customers to continue to purchase ties and pay prices that yield positive gross margins, the willingness of customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the procurement of raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and be sufficient to enable the Company to fund operations and pay debts. If the Company raises capital by issuing new common stock or securities convertible into common stock, the percentage ownership of its current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008, included an explanatory paragraph with respect to the ability to continue as a going concern.

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

NOTE 3—INVENTORIES

The Company uses lower of cost (first-in, first-out) or market to value its inventories. Cost of finished goods includes raw material costs, direct labor, and applied overhead. Inventories consisted of finished goods (composite railroad ties) and raw materials (primarily plastic materials) as of December 28, 2008 and September 28, 2008, as follows:

	December 28, 2008	September 28, 2008
Raw materials	$2,085,168	$1,980,299
Finished goods	2,180,249	1,780,139

Total inventory	4,265,417	3,760,438
Less: Reserve for obsolete inventory	(130,012)	(137,373)

Total inventory, net	$4,135,405	$3,623,065

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment as of December 28, 2008 and September 28, 2008, consisted of the following:

	December 28, 2008	September 28, 2008
Machinery and equipment	$12,258,746	$12,131,333
Building and land	2,436,430	2,436,430
Furniture, fixtures and other	505,366	472,915

Total property and equipment	15,200,542	15,040,678
Less accumulated depreciation and amortization	(6,491,844)	(6,175,899)

Total property and equipment, net	$8,708,698	$8,864,779

Machinery and equipment included $252,144 of equipment under capital leases as of December 28, 2008 and September 28, 2008. Accumulated depreciation and amortization included $35,304 and $22,070 of amortization related to equipment under capital leases as of December 28, 2008 and September 28, 2008, respectively.

Machinery and equipment included $150,000 of idle equipment, net of a reserve for impairment, as of December 28, 2008 and September 28, 2008.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the three months ended December 28, 2008 and December 30, 2007:

	Quarter Ended
	December 28, 2008	December 30, 2007
Balance at beginning of period	$3,197,708	$2,488,560
Accrual for warranty expense	35,971	265,106
Product returns to raw material inventory	—	6,318
Warranty costs incurred	(193,109)	(147,732)

Balance at end of period	$3,040,570	$2,612,252

As of December 28, 2008, the balance of the warranty reserve represented approximately 32,100 ties, which consisted of approximately 28,700 ties, the replacement of which will be made for a specific customer, and approximately 3,400 ties which are subject to the Company’s general estimate of possible replacements. For a specific customer, the Company plans to replace 19,500 ties during the fiscal year ending September 27, 2009, and the remainder by the end of the third quarter of the year ending September 26, 2010.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus (a related party—see Note 9) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 15, 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. Prior to October 1, 2008, all interest had been paid in shares of Common Stock. Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter until maturity, interest was and is to be paid in cash.

The Construction Loan is secured by the land and building of the Marshall facility and all tangible and intangible personal property owned by the Company and its subsidiaries, including but not limited to all intellectual property (including its patent rights).

The Construction Loan agreement contains several representations made by the borrower, one of which is a representation that the Company will not install nor otherwise incorporate in the Marshall facility any materials, equipment, or fixtures under any conditional sales agreements or security agreements under which a party has the right to remove or repossess any such items.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 28, 2008 and the date of this report.

During the three months ended December 28, 2008 and December 30, 2007, the Company recorded interest expense of $247,722 and $247,722, respectively.

The Company pays interest in arrears after the end of each of its fiscal quarters. During the three months ended December 28, 2008 the Company paid $250,444 interest in cash that accrued for the period July 1, 2008 through September 30, 2008. During the three months ended December 30, 2007 the Company issued a total of 120,099 shares of its Common Stock in payment of interest of $250,444 that accrued for the period July 1, 2007 through September 30, 2007.

In January 2009, the Company paid $250,444 interest in cash that accrued for the period October 1, 2008 through December 31, 2008.

Bridge Loan

Effective March 7, 2007 the Company entered into the Bridge Loan (a portion of which is held by related parties—see Note 9), evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008, the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note. Under that second amendment, the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or a date on which the Company receives a financing for a minimum of $2,000,000. The accumulated interest since inception of $247,498 was paid in cash on October 31, 2008. Thereafter, interest, approximating $35,000, is to be paid quarterly in cash on January 31, 2009, April 30, 2009, July 31, 2009 and October 31, 2009, the maturity date.

During the three months ended December 28, 2008 and December 30, 2007, the Company recorded interest expense of $36,875 and $36,857, respectively.

In January 2009, the Company paid $35,778 interest in cash to the holders of the Bridge Loan notes for interest that accrued from November 1, 2008 through January 31, 2009.

8% Convertible Debentures

On July 31, 2007, the Company issued debentures in the principal amount of $3,000,000 which are payable in full on July 31, 2010 (the “8% Convertible Debentures”) (a portion of which are held by related parties—see Note 9). The 8% Convertible Debentures accrue interest at 8% per annum. Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $0.56 per share, subject to adjustment.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than to the holders of the 8% Convertible Debentures. The Company may in the future issue Common Stock, and if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

The 8% Convertible Debentures are unsecured.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable in arrears after the end of each of its fiscal quarters on October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of shares of its Common Stock, valued at the lower of the then current conversion price or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due.

On the date that the 8% Convertible Debentures were issued, the effective conversion price was less than the Company’s stock price. The difference was recorded as a beneficial conversion feature and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date. On the issuance date, the Company calculated the beneficial conversion feature of the 8% Convertible Debentures to be $707,298.

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustments. The issuance of Common Stock after the issuance of the 8% Convertible Debentures at a price lower than the then effective exercise price, causes the exercise price and the number of shares of Common Stock that can be purchased to be adjusted such that the proceeds upon exercise are the same as would have been received by the Company as if the warrants were exercised on the original issuance date.

The Company allocated the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. Using the Black-Scholes valuation model, the Company determined that as of the issuance date the value of the July 2010 Warrants was $707,298. This amount was recorded as a debt discount and is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007. The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404, which when added to the previously recorded amounts, equals the face value of the 8% Convertible Debentures, which is the maximum amount of debt discount required by accounting principles generally accepted in the United States. The incremental debt discount is being amortized over the remaining term of the debentures. The reverse split of the Company’s Common Stock also resulted in the number of shares issuable under the July 2010 Warrants increasing to 1,485,149 from 375,000.

Also, pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted due to the issuance of shares of Common Stock, other than to the holders of the 8% Convertible Debentures, at a price lower than the then conversion price, the conversion price was adjusted to $0.56 from $1.01 on January 7, 2008. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted to $0.56, and the number of shares of Common Stock that could be purchased upon exercise increased to 2,678,571 from 1,485,149.

During the three months ended December 28, 2008 and December 30, 2007, the Company recorded interest expense of $105,572 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008) and $60,667, respectively.

For the three months ended December 28, 2008 and December 30, 2007, the Company recognized $207,573 and $108,485, respectively, in interest expense related to the amortization of debt discount, and $58,942 and $58,942, respectively, in interest expense related to the amortization of the beneficial conversion feature.

During the three months ended December 28, 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008). During the three months ended December 30, 2007, the Company issued a total of 20,260 shares of its Common Stock with respect to interest of $42,000 that had accrued for the period July 31, 2007 through September 30, 2007.

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 that had accrued for the period October 1, 2008 through December 31, 2008.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

As of December 28, 2008, the Company had warrants outstanding to purchase 3,961,189 shares of Common Stock that were issued in connection with financing transactions and payments for services. These warrants have exercise prices that range from $0.56 to $77.00 and expire between December 29, 2008 and 2011.

Future Issuances of Common Stock

As of December 28, 2008, the Company had Common Stock reserved for future issuance as follows:

December 28, 2008
Warrants outstanding	3,961,189
Stock options outstanding	188,833
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	12,432,999

Common Stock

As of December 28, 2008, the Company had 10,972,624 shares of its Common Stock issued and outstanding.

In October 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 related to the 8% Convertible Debentures. The interest of $106,238 consisted of $61,333 accrued interest and $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008.

Employee Stock Options

Stock-based compensation expense under SFAS 123R for the three months ended December 28, 2008 and December 30, 2007 totaled $21,021 and $123,569, respectively.

As of December 28, 2008, the Company had approximately $161,163 of unrecognized compensation cost related to non-vested stock options, which amount is being recognized over the vesting period of the original individual grant. During the three month period ended December 28, 2008, the Company granted no options to Board members or employees and no options were exercised. The fair value of options vested during the three months ended December 28, 2008 totaled $4,294.

NOTE 8—MAJOR CUSTOMERS

For the three months ended December 28, 2008 and December 30, 2007, the Company had sales to two major customers that represented approximately 89% and 91%, respectively, of the Company’s net sales. At the end of each quarter, beginning with the quarter ended March 30, 2008, through December 28, 2008, one major customer was entitled to a rebate of a portion of the sales price of ties purchased by it, with such rebate being based on the Company’s quarterly profit computed before the rebate. The rebate, if any, is paid in the subsequent quarter. Because the Company incurred a net loss, the customer was not entitled to a rebate for the quarter ended December 28, 2008.

As of December 28, 2008, approximately 66% of the Company’s accounts receivable was due from two customers.

NOTE 9—RELATED PARTY TRANSACTIONS

Related parties are those who beneficially own more than 5% of any one class of the Company’s stock. For a description of transactions under the Construction Loan, the Bridge Loan and the 8% Convertible Debentures, see Note 6.

Opus, an entity that owns more than 5% of the Company’s Common Stock, is the lender under the Construction Loan. Opus is an affiliate of Sponsor Investments, LLC (“Sponsor”) and Herakles Investments, Inc., (“Herakles”), which entities collectively own more than 5% of the Company’s Common Stock.

A substantial portion of the Bridge Loan notes, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles, an affiliate of Sponsor and Opus, $1,174,224; Crestview Capital Master LLC (“Crestview”), $299,513; Midsummer Investment, Ltd (“Midsummer”), $285,354 and Islandia L.P. (“Islandia”), $113,636.

A substantial portion of the 8% Convertible Debentures, described in Note 6, in the amounts indicated hereafter are held by the following parties who beneficially own more than 5% of the Company’s stock: Herakles, $1,761,330; Crestview, $449,280; Midsummer, $428,040 and Islandia, $170,460.

During the three months ended December 28, 2008 and December 30, 2007, the Company recorded interest expense of $630,661 and $495,814, respectively, to related parties.

NOTE 10—SUBSEQUENT EVENTS

In January 2009 and April 2009, the Company issued 175,239 and 400,000 shares of its Common Stock with respect to interest of $61,333 and $60,000 that accrued on the 8% Convertible Debentures during the calendar quarters ended December 31, 2008 and March 31, 2009, respectively. The issuances of these shares of Common Stock constituted dilutive issuances under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted to $0.15, and the number of shares of Common Stock that could be purchased upon exercise increased ultimately to 10,000,000 in April 2009.

In January 2009 and April 2009, the Company paid Opus $250,444 and $282,333 interest in cash on the Construction Loan that accrued during the calendar quarters ended December 31, 2008 and March 31, 2009, respectively, and for nine days in April 2009 when the Company made the interest payment. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included four days of interest computed at the rate of 18% per annum.

In January 2009 and April 2009, the Company paid $35,778 and $34,611 interest in cash to the holders of the Bridge Loan notes for interest that accrued from November 1, 2008 through January 31, 2009, and from February 1, 2009 through April 30, 2009, respectively.

In March, April and May 2009, the Company purchased raw recyclable plastic material totaling $611,000 from Environmental Plastic Solution, Inc., an affiliate of Sponsor, Herakles and Opus. These purchases were at or below the prevailing market price for that material.

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles, an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum compounding quarterly and matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement.

In connection with Mr. Wallace’s alleged fraud, the Company recorded alleged fraud expense of $15,450 during the second quarter of the Company’s fiscal year ending September 27, 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, the material contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations is forward-looking. This Quarterly Report on Form 10-Q and other public statements by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. We have based these forward–looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words “expect”, “estimate”, “project”, “intend”, “plan,” “will,” “should,” “could,” “would,” “anticipate,” “believe,” or the negative of such words and similar expressions. Factors that might cause our actual results, levels of activity, performance or achievements to differ from those expressed or implied in the forward-looking statements include, among others, the risk factors described in Item 1A. Risk Factors, of our Form 10-K for the fiscal period ended September 28, 2008. Additional factors are described in other public reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

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

As disclosed in the Company’s Form 10-K for the fiscal year ended September 28, 2008, in connection with the closing of its fiscal 2008 fourth quarter books and records, and in preparation of materials to be furnished to the Company’s auditors for its annual audit, the Company and its auditors requested that Mr. Rod Wallace, the former Chief Executive Officer, furnish information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed by the Company. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. That investigation uncovered irregularities in reimbursement requests and unauthorized use of Company funds which included $137,620 and $15,450 during the first and second quarters, respectively, of its fiscal year ending September 27, 2009. The Company classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses. Mr. Wallace’s employment was terminated on February 26, 2009. Because of the delay in providing appropriate documentation regarding these purchases to the Company and its auditors, the Company was unable to complete and file this Form 10-Q on a timely basis.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended December 28, 2008 and December 30, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. These securities were convertible into an aggregate of 12,432,999 and 9,591,113 shares of $0.001 par value common stock (“Common Stock”) as of December 28, 2008 and December 30, 2007, respectively.

As of December 28, 2008, the Company had a cash balance of $926,826 and a negative working capital balance of $2,750,893. For the three months ended December 28, 2008 and the year ended September 28, 2008, the Company incurred net losses of $1,473,436 and $2,924,340, respectively. The Company’s operating activities provided cash of $436,127 for the three months ended December 28, 2008, and used cash of $2,454,089 for the year ended September 28, 2008. The Company could incur losses for the foreseeable future. The report of the Company’s independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008 included an explanatory paragraph with respect to the ability to continue as a going concern.

The market price of our Company’s Common Stock is volatile because the Company has very small public float and a limited trading market. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock.

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

Concentration of Credit Risk—Credit risk is limited to cash in banks and accounts receivable from customers as of December 28, 2008. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. As of December 28, 2008, approximately 66% of the Company’s accounts receivable was due from two customers.

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

Adoption of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures above fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. As required, in the current fiscal year, the Company partially adopted SFAS 157, which has no material impact on the Company’s financial statements. The Company will adopt the remaining provisions of SFAS 157 in fiscal 2010 and does not expect the adoption of these remaining provisions to have a material impact on the Company’s financial statements.

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

Results of Operations for the three months ended December 28, 2008 versus December 30, 2007

The net loss of $1,473,436 for the three months ended December 28, 2008 reflects a total change of $533,883 from the net loss of $939,553 for the three months ended December 30, 2007. This difference is primarily due to a decrease in gross profit of $133,536, an increase in selling, general and administrative expenses of $240,043 and an increase in interest expense of $164,421.

Sales, net. Product sales, net of any earned rebates, for the three months ended December 28, 2008 and December 30, 2007 were $6,722,801 and $7,020,608, respectively, and related solely to the sale of composite railroad crossties. The decrease in net sales of $297,807 between these two periods resulted from a 5% increase in the number of ties sold, offset by a 9% decrease in the average sales price of ties sold.

Cost of Goods Sold and Gross Profit. During the three months ended December 28, 2008, the sale of TieTek™ crossties resulted in a gross profit of $830,548 compared to a gross profit of $964,084 in the three months ended December 30, 2007. The decrease in gross profit is primarily the result of the decrease in net sales. Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs, and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,327,577 for the three months ended December 28, 2008 compared to $1,087,534 for the three months ended December 30, 2007. This overall increase in SG&A reflects primarily increases of $104,300 in consulting fees (which includes approximately $40,000 related to upgrading and training of personnel for use of the enterprise reporting system, evaluation of internal controls and general accounting assistance), $26,600 in sales and marketing expenses, $49,300 in travel and entertainment expenses, $35,100 in office equipment and supplies; offset by a decrease in payroll expense of $134,700.

Additionally, SG&A expense includes $137,600 of alleged fraud expense for the three months ended December 28, 2008.

Depreciation and Amortization. Depreciation and amortization expense was $311,581 for the three months ended December 28, 2008 compared to $312,466 for the three months ended December 30, 2007.

Other (Income) Expense, net. Total other expense of $664,826 for the three months ended December 28, 2008 increased $161,189 from $503,637 for the three months ended December 30, 2007. This increase is primarily the result of the recognition of interest attributable to the 8% Convertible Debentures. This recognition of interest resulted from an increase of $44,905 in incremental interest (the product of the market value of the shares of Common Stock and the actual number of shares of Common Stock issued, less the accrued interest for the period July 1, 2008 through September 30, 2008), plus an increase of $99,088 in amortization of debt discount attributable to the 8% Convertible Debentures. Amortization of debt discount increased because of the incremental debt discount created when the conversion price of the 8% Convertible Debentures was adjusted from $4.00 to $1.01 on December 8, 2007.

Liquidity and Capital Resources

As of December 28, 2008, the Company had a cash balance of $926,826 and a negative working capital balance of $2,750,893. For the three months ended December 28, 2008 and the year ended September 28, 2008, the Company incurred net losses of $1,473,436 and $2,924,340, respectively. The Company’s operating activities provided cash of $436,127 (primarily due to the reduction of accounts receivable of $2,156,182) for the three months ended December 28, 2008, and used cash of $2,454,089 for the year ended September 28, 2008. The Company could incur losses for the foreseeable future.

During the three months ended December 28, 2008, investing activities used cash of $161,715. Of this amount, $159,864 was used to purchase property and equipment, and $1,851 was used to purchase patents and other assets.

During the three months ended December 28, 2008, financing activities provided cash of $208,596. Of this amount, $215,198 was provided by a net increase in a note payable for insurance premiums, offset by a decrease in capital lease obligations arising from the payments thereon.

The Company has significant cash needs. Beginning October 1, 2008, the Company was required to begin paying quarterly interest, in cash, on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On October 31, 2008 the Company was required to pay the accumulated interest of $247,498 in cash on the bridge loan (“Bridge Loan”), and thereafter to pay quarterly interest, in cash, through maturity on October 31, 2009, at which time the entire principal of $2,000,000 will be due. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. Additionally, the Company will have to fund its working capital, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to pay cash interest on the Construction Loan and Bridge Loan, and to maintain adequate liquidity depend on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of customers to continue to purchase ties and pay prices that yield positive gross margins, the willingness of customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the ability to obtain raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and will be sufficient to enable the Company to fund operations and pay debts. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

The replacement of ties under warranty obligations affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 28,700 ties by the end of the third quarter of fiscal 2010. Such replacement could have a material and adverse impact on the Company’s liquidity and may require us to seek additional financing if other liquidity factors remained unchanged.

The alleged fraud committed by our former Chief Executive Officer totaled $401,997 during the Company’s fiscal year ended September 28, 2008, and $153,070 during the first and second quarters of its fiscal year ending September 27, 2009, plus related expenses of the investigation estimated at $136,000 as of May 31, 2009. The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy and is evaluating obtaining restitution from Mr. Wallace through legal action. The inability to succeed in the potential areas of recovery may have a material and adverse effect on the financial condition of the Company and significantly affect its liquidity.

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

Construction Loan

In 2004, the Company entered into the Construction Loan with Opus, a related party, for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 15, 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. Prior to October 1, 2008, all interest had been paid in shares of Common Stock. Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter until maturity, interest was and is to be paid in cash.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of December 28, 2008, and the date of this report.

During the three months ended December 28, 2008 the Company paid $250,444 interest in cash that had accrued for the period July 1, 2008 through September 30, 2008.

In January 2009, the Company paid $250,444 interest in cash that had accrued for the period October 1, 2008 through December 31, 2008.

Bridge Loan

Effective March 7, 2007 the Company entered into the Bridge Loan, a portion of which is held by related parties, evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008, the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note, under which the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or the date on which the Company receives a financing for a minimum of $2,000,000. The accumulated interest since inception of $247,498 was paid in cash on October 31, 2008. Thereafter, interest is to be paid quarterly in cash. Interest of $35,778 and $34,611 was paid on January 31, 2009 and April 30, 2009, respectively, and interest approximating $35,000 will be paid on July 31, 2009 and October 31, 2009, the maturity date.

8% Convertible Debentures

On July 31, 2007, the Company issued debentures, a portion of which are held by related parties, in the principal amount of $3,000,000 which are payable in full on July 31, 2010 (the “8% Convertible Debentures”). The 8% Convertible Debentures accrue interest at 8% per annum. Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $0.56 per share, subject to adjustment.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties other than to the holders of the 8% Convertible Debentures. The Company may in the future issue Common Stock, and if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

The Company is required to pay interest only under the 8% Convertible Debentures until their maturity. Interest is payable in arrears after the end of each of its fiscal quarters on October 1, January 1, April 1 and July 1 of each year during which the 8% Convertible Debentures are outstanding. As permitted under the 8% Convertible Debentures, the Company has elected to pay interest by the issuance of shares of its Common Stock, valued at the lower of the then current conversion price or the daily volume weighted average trading price of the Common Stock for the 20 days prior to the date such interest payment is due.

During the three months ended December 28, 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008).

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 that had accrued for the period October 1, 2008 through December 31, 2008.

Common Stock

In October 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 related to the 8% Convertible Debentures. The interest of $106,238 consisted of $61,333 accrued interest and $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008.

Item 4T: Controls and Procedures

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

NATG’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The overall control environment was adversely affected during the first fiscal quarter of 2009 by the alleged fraud committed by the Company’s chief executive officer and the resignation of the Controller. Management believes that these actions had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures during the first quarter of the fiscal year ending September 27, 2009.

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

In connection with management’s review of our internal control over financial reporting described above, our management concluded that our internal control over financial reporting as of December 28, 2008 was not effective for the following reasons:

•

During the process of closing the fourth quarter books and records of the fiscal year ended September 28, 2008, it became apparent that the former Chief Executive Officer had overridden policies and procedures to direct unauthorized payments and to obtain reimbursements for certain expenses that could not be substantiated as to validity or Company purpose.

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

•

The Company failed to file its Form 10-Q for the quarter ended December 28, 2008 on a timely basis. The delay in filing arose from management override of certain controls, the failure to execute certain disbursement controls, the breakdown in the monthly closing process and the inability to provide necessary documentation to complete its financial statements for the period ended December 28, 2008. This weakness also arose from the failure to maintain a sufficient complement of accounting personnel with the appropriate level of experience and training.

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

•

We continued to utilize a systems consultant experienced in the Company’s enterprise reporting system to assist us in utilizing the system to replace complex spreadsheet accounting calculations, increase standardization, and improve end-user training, which resulted in better utilization of our enterprise reporting system.

•	We have revised our code of ethics to provide for a third party to receive calls from and handle whistleblower matters.

•	We have developed new procedures to improve controls covering the reimbursement of expenses for purchases made by the chief executive officer.

•	We have developed documentation regarding appropriate identifications of authority, and transaction approval processes.

•	We have implemented a review and approval process of transactions for which we have an insufficient number of personnel to allow for total segregation of duties.

•	We are establishing more formal closing time lines, check lists and review procedures to enable timely closing procedures.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 related to the 8% Convertible Debentures. The interest of $106,238 consisted of $61,333 accrued interest and $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008.

These securities were offered and sold in private transactions in accordance with Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, based on the investment representation and positions as informed, accredited investors of the recipients thereof. The sales were made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid in connection with such sales.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: June 18, 2009	/s/ D. Patrick Long
D. Patrick Long
Chief Executive Officer Chief Accounting Officer, Principal Financial Officer

EXHIBIT INDEX

31	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.