Form 10-Q
period 2009-03-29
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2009-07-02
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2009

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

State the number of shares outstanding of each the issuer’s classes of common equity, as of the latest practicable date: 11,547,863 common shares outstanding as of June 30, 2009.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29, 2009	September 28, 2008
Assets
Current Assets:
Cash and cash equivalents	$352,251	$443,818
Accounts receivable, net of allowance for doubtful accounts of $198,700	2,350,494	3,841,079
Inventories, net	2,555,757	3,623,065
Prepaid expenses and other	251,082	55,950

Total Current Assets	5,509,584	7,963,912

Property and equipment, net	8,637,129	8,864,779
Patents, less accumulated amortization of $1,324,024 and $1,265,571	743,263	799,865
Other assets	273,906	296,506

Total Assets	$15,163,882	$17,925,062

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$2,909,478	$2,759,596
Accrued royalty expense	354,117	411,990
Accrued interest, including $315,245 and $519,522 to related parties	320,390	538,178
Accrued warranty costs	2,695,124	3,197,708
Other accrued expenses	738,873	873,379
Note payable—insurance	134,499	—
Capital lease obligations, current portion	41,100	39,943
Bridge loan, including $1,872,727 to related parties	2,000,000	—

Total Current Liabilities	9,193,581	7,820,794

Capital lease obligations, net of current portion	181,739	199,367
Bridge loan, including $1,872,727 to related parties	—	2,000,000
Convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $1,421,411 and $1,954,441	1,578,589	1,045,559
Note payable to a related party	14,000,000	14,000,000

Total Liabilities	24,953,909	25,065,720

Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized;
Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common stock, $.001 par value, 30,000,000 shares authorized; 11,147,863 and 10,863,100 shares issued and outstanding	11,148	10,863
Additional paid-in capital	104,808,560	104,624,841
Accumulated deficit	(123,383,419)	(120,550,046)

Total Stockholders’ Deficit	(9,790,027)	(7,140,658)

Total Liabilities and Stockholders’ Deficit	$15,163,882	$17,925,062

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Sales, net	$7,442,436	$9,275,478	$14,165,237	$16,296,086
Cost of goods sold (exclusive of depreciation and amortization shown below)	6,495,179	6,933,137	12,387,432	12,989,661

Gross Profit	947,257	2,342,341	1,777,805	3,306,425
Selling, general and administrative expenses	1,313,569	1,307,807	2,641,146	2,395,341
Depreciation and amortization	373,012	261,018	684,593	573,484

Operating Profit (Loss)	(739,324)	773,516	(1,547,934)	337,600
Other (Income) Expense:
Interest expense, net, including $587,222, $589,204, $1,217,883 and $1,085,018 to related parties	622,850	603,913	1,290,908	1,107,550
Other, net	(2,237)	(3,878)	(5,469)	(3,878)

Total Other (Income) Expense, net	620,613	600,035	1,285,439	1,103,672

Net Income (Loss)	(1,359,937)	173,481	(2,833,373)	(766,072)

Net Income (Loss) Available to Common Stockholders	$(1,359,937)	$173,481	$(2,833,373)	$(766,072)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$(0.12)	$0.02	$(0.26)	$(0.08)
Net Income (Loss) Per Common Share – diluted	$(0.12)	$0.01	$(0.26)	$(0.08)

Weighted Average Number of Common Shares outstanding:
Basic	11,138,234	9,997,947	11,050,615	9,730,299
Diluted	11,138,234	13,742,330	11,050,615	9,730,299

The accompanying notes are an integral part of these unaudited consolidated financial statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss	$(2,833,373)	$(766,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	533,029	433,941
Stock option compensation expense	16,432	19,497
Issuance of common stock for interest, including $156,909 and $597,647 to related parties	167,572	604,222
Provision for warranty expense	77,636	886,201
Depreciation and amortization	684,593	573,484
Net change in operating assets and liabilities:
Accounts receivable	1,490,585	(4,712,477)
Inventories	1,088,022	281,939
Prepaid expenses and other current assets	(195,132)	(208,116)
Other assets	19,352	52,207
Accounts payable	149,882	184,859
Accrued royalty expense	(57,873)	(74,776)
Accrued interest	(217,788)	86,919
Accrued warranty costs	(580,220)	(212,566)
Other accrued expenses	(134,504)	(428,199)

Net cash provided by (used in) operating activities	208,213	(3,278,937)

Cash flows from investing activities:
Purchases of patents and other assets	(1,851)	—
Purchases of property and equipment	(415,957)	(217,993)

Net cash used in investing activities	(417,808)	(217,993)

Cash flows from financing activities:
Proceeds from note payable – insurance	268,997	492,898
Payments on note payable – insurance	(134,499)	(262,121)
Payments on capital lease obligations	(16,470)	—

Net cash provided by financing activities	118,028	230,777

Net decrease in cash and cash equivalents	(91,567)	(3,266,153)

Cash and cash equivalents, beginning of period	443,818	3,839,787

Cash and cash equivalents, end of period	$352,251	$573,634

SUPPLEMENTAL DISCLOSURE
Interest paid in cash, including $766,138 and $0 to related parties	$794,468	$7,757

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest (including incremental interest), of which $156,909 and $96,758 was to related parties	$167,572	$103,333
Common stock issued for interest on debt to a related party	$—	$500,889
Common stock issued to former officer in settlement of termination	$—	$168,000
Incremental debt discount resulting from reduction in 8% convertible debenture conversion price, including $1,484,525 to related parties	$—	$1,585,404

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

NOTE 2—GOING CONCERN UNCERTAINTY

As of March 29, 2009, the Company had a cash balance of $352,251 and a negative working capital balance of $3,683,997. For the six months ended March 29, 2009 and the year ended September 28, 2008, the Company incurred net losses of $2,833,373 and $2,924,340, respectively. The Company’s operating activities provided cash of $208,213 for the six months ended March 29, 2009, and used cash of $2,454,089 for the year ended September 28, 2008. In addition, it is likely that the Company will incur losses for the foreseeable future.

The Company has significant cash needs. On October 31, 2009, the Company will be required to repay the bridge loan (“Bridge Loan”) of $2,000,000, together with interest thereon. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. The Company is required to pay quarterly interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to repay the Bridge Loan, together with interest thereon, to pay quarterly interest, in cash, on the Construction Loan, and to maintain adequate liquidity, depend on a number of factors. The factors include the ability to maintain adequate production volumes, the reduction of equipment failures that disrupt production, the willingness of customers to continue to purchase ties and pay prices that yield positive gross margins, the willingness of customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the procurement of raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and be sufficient to enable the Company to fund operations, and pay debts and other liabilities. If the Company raises capital by issuing new common stock or securities convertible into common stock, the percentage ownership of its current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

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

NOTE 3—INVENTORIES

The Company uses lower of cost (first-in, first-out) or market to value its inventories. Cost of finished goods includes raw material costs, direct labor, and applied overhead. Inventories consisted of finished goods (composite railroad ties) and raw materials (primarily plastic materials) as of March 29, 2009 and September 28, 2008, as follows:

	March 29, 2009	September 28, 2008
Raw materials	$1,172,522	$1,980,299
Finished goods	1,383,235	1,780,139

Total inventory	2,555,757	3,760,438
Less: Reserve for obsolete inventory	—	(137,373)

Total inventory, net	$2,555,757	$3,623,065

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment as of March 29, 2009 and September 28, 2008, consisted of the following:

	March 29, 2009	September 28, 2008
Machinery and equipment	$12,491,202	$12,131,333
Building and land	2,436,430	2,436,430
Furniture, fixtures and other	529,003	472,915

Total property and equipment	15,456,635	15,040,678
Less accumulated depreciation and amortization	(6,819,506)	(6,175,899)

Total property and equipment, net	$8,637,129	$8,864,779

Machinery and equipment included $252,144 of equipment under capital leases as of March 29, 2009 and September 28, 2008. Accumulated depreciation and amortization included $48,538 and $22,070 of amortization related to equipment under capital leases as of March 29, 2009 and September 28, 2008, respectively.

Machinery and equipment included $150,000 of idle equipment, net of a reserve for impairment, as of March 29, 2009 and September 28, 2008.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the three and six months ended March 29, 2009 and March 30, 2008:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Balance at beginning of period	$3,040,570	$2,612,252	$3,197,708	$2,488,560
Accrual for warranty expense	41,665	621,095	77,636	886,201
Product returns to raw material inventory	—	29,404	—	35,722
Warranty costs incurred	(387,111)	(100,556)	(580,220)	(248,288)

Balance at end of period	$2,695,124	$3,162,195	$2,695,124	$3,162,195

As of March 29, 2009, the balance of the warranty reserve represented approximately 28,000 ties, which consisted of approximately 24,200 ties, the replacement of which will be made for a specific customer, and approximately 3,800 ties which are subject to the Company’s general estimate of possible replacements. For a specific customer, the Company plans to replace 19,500 ties during the fiscal year ending September 27, 2009, and the remainder by the end of the third quarter of the year ending September 26, 2010.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus (a related party—see Note 10) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 15, 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. Prior to October 1, 2008, all interest had been paid in shares of $0.001 par value common stock (“Common Stock”). Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter until maturity, interest was and is to be paid in cash. On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extends the July 1, 2009 interest payment to July 31, 2009 (see Note 11).

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of March 29, 2009 and the date of this report.

For the three and six months ended March 29, 2009 and March 30, 2008, the Company recorded interest expense of $247,722 in the respective three month periods, and $495,444 in the respective six month periods.

During the three months ended March 29, 2009, the Company paid $250,445 interest in cash that accrued for the period October 1, 2008 through December 31, 2008.

During the three months ended March 30, 2008, the Company issued a total of 449,712 shares of its Common Stock in payment of interest of $250,444 that accrued for the period October 1, 2007 through December 31, 2007.

During the six months ended March 29, 2009, the Company paid $500,889 interest in cash that accrued for the period July 1, 2008 through December 31, 2008.

During the six months ended March 30, 2008, the Company issued a total of 569,811 shares of its Common Stock in payment of interest of $500,889 that accrued for the period July 1, 2007 through December 31, 2007.

In April 2009, the Company paid $282,333 interest in cash that accrued for the period January 1, 2009 through March 31, 2009, and for nine days in April when the payment was made. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included four days of interest computed at the rate of 18% per annum.

Bridge Loan

Effective March 7, 2007, the Company entered into the Bridge Loan (a portion of which is held by related parties—see Note 10), evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008, the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note. Under that second amendment, the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or a date on which the Company receives a financing for a minimum of $2,000,000. The accumulated interest since inception of $247,498 was paid in cash on October 31, 2008. Thereafter, interest, approximating $35,000, is to be paid quarterly in cash on January 31, 2009, April 30, 2009, July 31, 2009 and October 31, 2009, the maturity date.

For the three and six months ended March 29, 2009 and March 30, 2008, the Company recorded interest expense of $35,389 and $37,507 in the respective three month periods, and $72,264 and $74,364 in the respective six month periods.

In January 2009, the Company paid $35,778 interest in cash to the holders of the Bridge Loan notes for interest that accrued from November 1, 2008 through January 31, 2009.

In April 2009, the Company paid $34,611 interest in cash to the holders of the Bridge Loan notes for interest that accrued from February 1, 2009 through April 30, 2009.

8% Convertible Debentures

On July 31, 2007, the Company issued debentures in the principal amount of $3,000,000 which are payable in full on July 31, 2010 (the “8% Convertible Debentures”) (a portion of which are held by related parties—see Note 10). The 8% Convertible Debentures accrue interest at 8% per annum. Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $0.56 per share, subject to adjustment.

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties (including Opus) other than to the holders of the 8% Convertible Debentures. The Company may in the future issue Common Stock, and if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

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

On the date that the 8% Convertible Debentures were issued, the effective conversion price was less than the Company’s stock price, which resulted in the Company calculating and recording a beneficial conversion feature of $707,298. This amount is being amortized as additional interest expense over the period from the date of issuance to the stated maturity date.

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustments. The issuance of Common Stock after the issuance of the 8% Convertible Debentures at a price lower than the then effective exercise price, causes the exercise price and the number of shares of Common Stock that can be purchased to be adjusted such that the proceeds upon exercise are the same as would have been received by the Company had the warrants been exercised on the original issuance date.

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

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007. The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404, which when added to the previously recorded benefical conversion feature and debt discount, equals the face value of the 8% Convertible Debentures, which is the maximum amount of debt discount required by accounting principles generally accepted in the United States. The incremental debt discount is being amortized over the remaining term of the debentures. The reverse split of the Company’s Common Stock also resulted in the exercise price of the July 2010 Warrants adjusting to $1.01 and the number of shares of Common Stock that could be purchased upon exercise increasing from 375,000 to 1,485,149.

Also, pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted due to the issuance of shares of Common Stock, other than to the holders of the 8% Convertible Debentures, at a price lower than the then conversion price, the conversion price was adjusted from $1.01 to $0.56 on January 7, 2008. The issuance of these shares of Common Stock also constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted to $0.56, and the number of shares of Common Stock that could be purchased upon exercise increased from 1,485,149 to 2,678,571.

During the three months ended March 29, 2009 and March 30, 2008, the Company recorded interest expense of $60,666.

For the three months ended March 29, 2009 and March 30, 2008, the Company recognized $207,573 of interest expense related to the amortization of debt discount, and $58,941 of interest expense related to the amortization of the beneficial conversion feature.

During the three months ended March 29, 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 that had accrued for the period October 1, 2008 through December 31, 2008. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted from $0.56 to $0.35 and the number of shares of Common Stock that could be purchased upon exercise increased from 2,678,571 to 4,285,714.

During the three months ended March 30, 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $61,333 that had accrued for the period October 1, 2007 through December 31, 2007.

During the six months ended March 29, 2009, the Company recorded interest expense of $166,238 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008).

During the six months ended March 30, 2008, the Company recorded interest expense of $121,333.

For the six months ended March 29, 2009 and March 30, 2008, the Company recognized $415,146 and $316,058, respectively, of interest expense related to the amortization of debt discount, and $117,883 of interest expense related to the amortization of the beneficial conversion feature.

During the six months ended March 29, 2009, the Company issued a total of 284,763 shares of its Common Stock with respect to interest of $167,571 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008) that accrued for the period July 1, 2008 through December 31, 2008.

During the six months ended March 30, 2008, the Company issued a total of 129,784 shares of its Common Stock with respect to interest of $103,333 that had accrued for the period July 31, 2007 through December 31, 2007.

In April 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 that had accrued for the period January 1, 2009 through March 31, 2009. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, in April 2009, the exercise price under such warrants was adjusted from $0.35 to $0.15, and the number of shares of Common Stock that could be purchased upon exercise increased from 4,285,714 to 10,000,000.

On July 2, 2009, the Company issued a total of 224,693 shares of its Common Stock with respect to interest of $60,667 that had accrued for the period April 1, 2009 through June 30, 2009.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

As of March 29, 2009, the Company had warrants outstanding to purchase 4,939,284 shares of Common Stock that were issued in connection with financing transactions and payments for services. These warrants have exercise prices that range from $0.35 to $77.00 and expire between May 2009 and 2011.

Future Issuances of Common Stock

As of March 29, 2009, the Company had Common Stock reserved for future issuance as follows:

March 29, 2009
Warrants outstanding	4,939,284
Stock options outstanding	91,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	13,313,594

Common Stock

As of March 29, 2009, the Company had 11,147,863 shares of its Common Stock issued and outstanding.

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 related to the 8% Convertible Debentures.

In October 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 related to the 8% Convertible Debentures.

Employee Stock Options

Stock-based compensation expense under SFAS 123R for the three months ended March 29, 2009 and March 30, 2008 totaled $(4,588) and $(104,072), respectively, and for the six months ended March 29, 2009 and March 30, 2008 was $16,432 and $19,497, respectively. For the three months ended March 29, 2009 and March 30, 2008, the Company reversed previously reported stock-based compensation due to the forfeitures of stock options of employees who left the Company, resulting in negative stock-based compensation expense.

As of March 29, 2009, the Company had approximately $71,863 of unrecognized compensation cost related to non-vested stock options, which amount is being recognized over the vesting period of the original individual grant. During the six month period ended March 29, 2009, the Company granted no options to Board members or employees and no options were exercised. The fair value of options vested during the six months ended March 29, 2009 totaled $4,294.

NOTE 8—EARNINGS PER SHARE

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended		Six Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income (loss) available to common stockholders	$(1,359,937)	$173,481	$(2,833,373)	$(766,072)

Denominator for basic earnings per share—weighted average shares	11,138,234	9,997,947	11,050,615	9,730,299
Effect of potentially dilutive securities	—	3,744,383	—	—

Denominator for dilutive earnings per share—weighted average shares	11,138,234	13,742,330	11,050,615	9,730,299

Net income (loss) per common share:
Basic	$(0.12)	$0.02	$(0.26)	$(0.08)
Diluted	$(0.12)	$0.01	$(0.26)	$(0.08)

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended March 29, 2009 and the six months ended March 29, 2009 and March 30, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income (loss) per common share. These securities were convertible into an aggregate of 13,313,594 and 12,952,381 shares of Common Stock as of March 29, 2009 and March 30, 2008, respectively.

For the three months ended March 30, 2008, the effects of options to purchase 420,333 shares of Common Stock, warrants to purchase 929,521 shares of Common Stock and the 8% Convertible Debentures convertible into 5,357,143 shares of Common Stock were excluded from the computation of potentially dilutive securities.

NOTE 9—MAJOR CUSTOMERS

For the three and six months ended March 29, 2009 and March 30, 2008, the Company had sales to one major customer that represented approximately 92% and 62% of net sales in the respective three month periods, and approximately 73% and 59% in the respective six month periods. At the end of each quarter, beginning with the quarter ended March 30, 2008, through December 28, 2008, one major customer was entitled to a rebate of a portion of the sales price of ties purchased by it, with such rebate being based on the Company’s quarterly profit computed before the rebate. The rebate, if any, was paid in the subsequent quarter.

As of March 29, 2009, approximately 82% of the Company’s accounts receivable was due from one customer.

NOTE 10—RELATED PARTY TRANSACTIONS

Related parties are those who beneficially own more than 5% of any one class of the Company’s stock. For a description of transactions under the Construction Loan, the Bridge Loan and the 8% Convertible Debentures, see Note 6.

Opus, an entity that beneficially owns more than 5% of the Company’s Common Stock, is the lender under the Construction Loan. Opus is an affiliate of Sponsor Investments, LLC (“Sponsor”) and Herakles Investments, Inc., (“Herakles”), which entities collectively own more than 5% of the Company’s Common Stock.

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

During the three months ended March 29, 2009 and March 30, 2008, the Company recorded interest expense of $587,222 and $589,204, respectively, to related parties.

During the six months ended March 29, 2009 and March 30, 2008, the Company recorded interest expense of $1,217,883 and $1,085,018, respectively, to related parties.

In March 2009, the Company purchased raw recyclable plastic material totaling $80,000 from Environmental Plastic Solution, Inc. (“EPS”), an affiliate of Sponsor, Herakles and Opus. The Company believes that these purchases were made at commercially reasonable prices for that material.

NOTE 11—SUBSEQUENT EVENTS

In April 2009, the Company issued 400,000 shares of its Common Stock with respect to interest of $60,000 that accrued on the 8% Convertible Debentures during the calendar quarter ended March 31, 2009. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, in April 2009, the exercise price under such warrants was adjusted from $0.35 to $0.15, and the number of shares of Common Stock that could be purchased upon exercise increased from 4,285,714 to 10,000,000.

In April 2009, the Company paid Opus $282,333 interest in cash on the Construction Loan that accrued during the calendar quarter ended March 31, 2009, and for nine days in April 2009 when the Company made the interest payment. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included four days of interest computed at the rate of 18% per annum.

In April 2009, the Company paid $34,611 interest in cash to the holders of the Bridge Loan notes for interest that accrued from February 1, 2009 through April 30, 2009.

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles, an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum compounding quarterly and matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement. On July 1, 2009, the Company paid $29,750 interest, in cash, that had accrued for the period April 8, 2009 through June 30, 2009 on this promissory note.

In April and May 2009, the Company purchased raw recyclable plastic material totaling $531,000 from EPS. The Company believes that these purchases were made at commercially reasonable prices for that material.

On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extends the July 1, 2009 interest payment to July 31, 2009.

On July 2, 2009, the Company issued a total of 224,693 shares of its Common Stock with respect to interest of $60,667 that had accrued on the 8% Convertible Debentures for the period April 1, 2009 through June 30, 2009.

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

As of March 29, 2009, the Company had a cash balance of $352,251 and a negative working capital balance of $3,683,997. For the six months ended March 29, 2009 and the year ended September 28, 2008, the Company incurred net losses of $2,833,373 and $2,924,340, respectively. The Company’s operating activities provided cash of $208,213 for the six months ended March 29, 2009, and used cash of $2,454,089 for the year ended September 28, 2008. In addition, it is likely that the Company will incur losses for the foreseeable future. The report of the Company’s independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008 included an explanatory paragraph with respect to the ability to continue as a going concern.

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

Concentration of Credit Risk—Credit risk is limited to cash in banks and accounts receivable from customers as of March 29, 2009. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. As of March 29, 2009, approximately 82% of the Company’s accounts receivable was due from one customer.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non controlling interest and the goodwill acquired in the business combination at the acquisition date. SFAS 141R also establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will change the Company’s accounting for business combinations consummated after the effective date.

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

Results of Operations for the three months ended March 29, 2009 versus March 30, 2008

The net loss of $1,359,937 for the three months ended March 29, 2009 reflects a total change of $1,533,418 from the net income of $173,481 for the three months ended March 30, 2008. This difference is primarily due to a decrease in gross profit of $1,395,084 and an increase in depreciation and amortization expense of $111,994.

Sales, net. Product sales, net of any earned rebates, for the three months ended March 29, 2009 and March 30, 2008 were $7,442,436 and $9,275,478, respectively, and related solely to the sale of composite railroad crossties. The decrease in net sales of $1,833,042 between these two periods resulted from a 6% decrease in the number of ties sold and a 14% decrease in the average sales price of ties sold.

Cost of Goods Sold and Gross Profit. During the three months ended March 29, 2009, the sale of TieTek™ crossties resulted in a gross profit of $947,257 compared to a gross profit of $2,342,341 in the three months ended March 30, 2008. The decrease in gross profit is primarily due to a decrease in net sales, partially offset by a decrease in warranty expense. Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Warranty expense, included in cost of goods sold, was $41,665 for the three months ended March 29, 2009 compared to $621,095 for the three months ended March 30, 2008. The $621,095 resulted primarily from the Company’s revision of the estimated cost to replace ties that it had previously agreed to replace.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,313,569 for the three months ended March 29, 2009 compared to $1,307,807 for the three months ended March 30, 2008. This overall increase in SG&A reflects primarily increases of $87,874 in payroll expense, $70,648 in sales and marketing expenses, and $28,180 in insurance expense; offset by decreases of $86,041 in consulting expenses and $174,455 in other general expenses.

Additionally, for the three months ended March 29, 2009, SG&A expense includes $15,450 of alleged fraud expenses and $71,532 of investigation expenses.

Depreciation and Amortization. Depreciation and amortization expense was $373,012 for the three months ended March 29, 2009 compared to $261,018 for the three months ended March 30, 2008. This increase is primarily due to depreciation expense related to plant and equipment additions.

Other (Income) Expense, net. Total net other expense of $620,613 for the three months ended March 29, 2009 increased $20,578 from $600,035 for the three months ended March 30, 2008. This increase resulted from a reduction in interest income in 2009.

Results of Operations for the six months ended March 29, 2009 versus March 30, 2008

The net loss of $2,833,373 for the six months ended March 29, 2009 reflects a total change of $2,067,301 from the net loss of $766,072 for the six months ended March 30, 2008. This difference is primarily due to a decrease in gross profit of $1,528,620, an increase in selling, general and administrative expenses of $245,805, an increase in depreciation and amortization expense of $111,109 and an increase in interest expense of $183,358.

Sales, net. Product sales, net of any earned rebates, for the six months ended March 29, 2009 and March 30, 2008 were $14,165,237 and $16,296,086, respectively, and related solely to the sale of composite railroad crossties. The decrease in net sales of $2,130,849 between these two periods resulted from a 1% decrease in the number of ties sold and a 12% decrease in the average sales price of ties sold.

Cost of Goods Sold and Gross Profit. During the six months ended March 29, 2009, the sale of TieTek™ crossties resulted in a gross profit of $1,777,805 compared to a gross profit of $3,306,425 in the six months ended March 30, 2008. The decrease in gross profit is primarily due to a decrease in net sales, partially offset by a decrease in warranty expense. Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Warranty expense, included in cost of goods sold, was $77,636 for the six months ended March 29, 2009 compared to $886,201 for the six months ended March 30, 2008. The $886,201 resulted primarily from the Company’s revision of the estimated cost to replace ties that it had previously agreed to replace.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $2,641,146 for the six months ended March 29, 2009 compared to $2,395,341 for the six months ended March 30, 2008. This overall increase in SG&A reflects primarily increases of $97,300 in sales and marketing expenses, $43,900 in insurance expense, $72,000 in travel and entertainment expenses; offset by a decrease of $169,238 in other general expenses.

Additionally, for the six months ended March 29, 2009, SG&A expense includes $153,100 of alleged fraud expenses and $71,532 of investigation expenses.

Depreciation and Amortization. Depreciation and amortization expense was $684,593 for the six months ended March 29, 2009 compared to $573,484 for the six months ended March 30, 2008. This increase is primarily due to depreciation expense related to plant and equipment additions.

Other (Income) Expense, net. Total net other expense of $1,285,439 for the six months ended March 29, 2009 increased $181,767 from $1,103,672 for the six months ended March 30, 2008. This increase is primarily the result of the recognition of interest attributable to the 8% Convertible Debentures. This recognition of interest resulted from an increase of $44,905 in incremental interest (the product of the market value of the shares of Common Stock and the actual number of shares of Common Stock issued, less the accrued interest for the period July 1, 2008 through September 30, 2008), plus an increase of $99,088 in amortization of debt discount attributable to the 8% Convertible Debentures. Amortization of debt discount increased because of the incremental debt discount created when the conversion price of the 8% Convertible Debentures was adjusted from $4.00 to $1.01 on December 8, 2007.

Liquidity and Capital Resources

As of March 29, 2009, the Company had a cash balance of $352,251 and a negative working capital balance of $3,683,997. For the six months ended March 29, 2009 and the year ended September 28, 2008, the Company incurred net losses of $2,833,373 and $2,924,340, respectively. The Company’s operating activities provided cash of $208,213 (primarily due to the reduction of accounts receivable of $1,490,585 and the reduction of inventory of $1,088,022) for the six months ended March 29, 2009, and used cash of $2,454,089 for the year ended September 28, 2008. In addition, it is likely that the Company will incur losses for the foreseeable future.

During the six months ended March 29, 2009, investing activities used cash of $417,808. Of this amount, $415,957 was used to purchase property and equipment, and $1,851 was used to purchase patents and other assets.

During the six months ended March 29, 2009, financing activities provided cash of $118,028. Of this amount, $134,498 was provided by a net increase in a note payable for insurance premiums, offset by a decrease in capital lease obligations arising from the payments thereon.

The Company has significant cash needs. On October 31, 2008, the Company was required to pay the accumulated interest of $247,498 in cash on the bridge loan (“Bridge Loan”), and thereafter to pay quarterly interest, in cash, through maturity on October 31, 2009, at which time the entire principal of $2,000,000 will be due. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. The Company is required to pay quarterly interest, in cash, on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to repay the Bridge Loan, together with interest thereon, to pay quarterly interest, in cash, on the Construction Loan, and to maintain adequate liquidity depend on a number of factors. The factors include the ability to maintain adequate production volumes, reducing equipment failures that disrupt production, the willingness of customers to continue to purchase ties and pay prices that yield positive gross margins, the willingness of customers to agree upon an orderly schedule for the replacement of ties that the Company has agreed to replace, the ability to obtain raw materials at reasonable prices, and the continued collection of accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors could, and most likely would, have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company may have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and will be sufficient to enable the Company to fund operations, and pay debts and other liabilities. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

The replacement of ties under warranty obligations affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company has agreed to replace approximately 24,200 ties by the end of the third quarter of fiscal 2010. Such replacement could have a material and adverse impact on the Company’s liquidity and may require us to seek additional financing if other liquidity factors remained unchanged.

The alleged fraud committed by our former Chief Executive Officer totaled $401,997 during the Company’s fiscal year ended September 28, 2008, and $153,070 during the first and second quarters of its fiscal year ending September 27, 2009, plus related expenses of the investigation estimated at $136,000 as of May 31, 2009. The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy and is evaluating obtaining restitution from Mr. Wallace through legal action. The inability to succeed in the potential areas of recovery may have a material and adverse effect on the financial condition of the Company and significantly affect its liquidity. In addition, there is an ongoing SEC investigation which may impact liquidity as expenses are incurred, and if fines and penalties are assessed against the Company.

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

Construction Loan

In 2004, the Company entered into the Construction Loan with Opus, a related party, for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 15, 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. Prior to October 1, 2008, all interest had been paid in shares of Common Stock. Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter until maturity, interest was and is to be paid in cash. On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extends the July 1, 2009 interest payment to July 31, 2009.

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of March 29, 2009 and the date of this report.

During the three months ended March 29, 2009, the Company paid $250,445 interest in cash that accrued for the period October 1, 2008 through December 31, 2008.

During the six months ended March 29, 2009, the Company paid $500,889 interest in cash that accrued for the period July 1, 2008 through December 31, 2008.

In April 2009, the Company paid $282,333 interest in cash that accrued for the period January 1, 2009 through March 31, 2009, and for nine days in April when the payment was made.

Bridge Loan

Effective March 7, 2007, the Company entered into the Bridge Loan, a portion of which is held by related parties, evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008, the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note, under which the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or the date on which the Company receives a financing for a minimum of

$2,000,000. The accumulated interest since inception of $247,498 was paid in cash on October 31, 2008. Thereafter, interest is to be paid quarterly in cash. Interest of $35,778 and $34,611 was paid on January 31, 2009 and April 30, 2009, respectively, and interest approximating $35,000 will be paid on July 31, 2009 and October 31, 2009, the maturity date.

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

The conversion price may in the future be adjusted because of certain dilutive events, including the issuance of shares of Common Stock in payment of interest to parties (including Opus) other than to the holders of the 8% Convertible Debentures. The Company may in the future issue Common Stock, and if the market price of the Company’s Common Stock declines, the effective conversion price will in turn decline, resulting in potential significant dilution to existing shareholders, upon conversion of the 8% Convertible Debentures to Common Stock.

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

During the three months ended March 29, 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 that had accrued for the period October 1, 2008 through December 31, 2008. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted from $0.56 to $0.35 and the number of shares of Common Stock that could be purchased upon exercise increased from 2,678,571 to 4,285,714.

During the six months ended March 29, 2009, the Company issued a total of 284,763 shares of its Common Stock with respect to interest of $167,571 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008) that accrued for the period July 1, 2008 through December 31, 2008.

In April 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 that had accrued for the period January 1, 2009 through March 31, 2009. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, in April 2009, the exercise price under such warrants was adjusted from $0.35 to $0.15, and the number of shares of Common Stock that could be purchased upon exercise increased from 4,285,714 to 10,000,000.

On July 2, 2009, the Company issued a total of 224,693 shares of its Common Stock with respect to interest of $60,667 that had accrued for the period April 1, 2009 through June 30, 2009.

Common Stock

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 related to the 8% Convertible Debentures.

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

Disclosure Controls and Procedures

NATG’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the second fiscal quarter of 2009, the overall control environment continued to be adversely affected by the alleged fraud committed by the Company’s former chief executive officer. Management believes that this action, and the time necessary for completion of the internal investigation by outside legal counsel into the alleged fraudulent transactions had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures during the second quarter of the fiscal year ending September 27, 2009.

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

In connection with management’s review of our internal control over financial reporting described above, our management concluded that our internal control over financial reporting as of March 29, 2009 was not effective for the following reasons which initially arose in fiscal 2008 and continued to affect our internal controls through the second quarter of fiscal 2009 until the investigation of the alleged fraudulent transactions was completed in late April 2009:

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

•

The Company failed to file, on a timely basis, its Form 10-Q for the quarter ended March 29, 2009 as it had failed to file on a timely basis its Form 10-K and Form 10-Q for the two previous reporting periods. The delay in each of these filings arose from management override of certain controls, the failure to execute certain disbursement controls, the breakdown in the monthly closing process and the inability to provide necessary documentation to complete its financial statements for the two previous periods as well as for the period ended March 29, 2009. This weakness also arose from the failure to maintain a sufficient complement of accounting personnel with the appropriate level of experience and training. Only upon completion of the investigation of alleged fraudulent transactions in late April 2009 could our financial statements be completed and the reports for these periods be filed.

The four items above, in the aggregate, indicate an additional material weakness in the Company’s control environment. Specifically, certain pre-hiring verifications were not performed, certain authorities were not clearly and formally documented and others not strictly complied with, performance evaluations of accounting personnel were not conducted, the Company did not adequately communicate its ethics policy, and the policy did not provide for an independent resource to facilitate employee reporting of perceived inappropriate conduct or accounting such as a whistleblower hotline.

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

Our management believes that the foregoing actions will improve our internal control over financial reporting, and we will be able to file our Form 10-Q for the third quarter ended June 28, 2009 on a timely basis.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 related to the 8% Convertible Debentures.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: July 2, 2009	/s/ D. Patrick Long
D. Patrick Long
Chief Executive Officer Chief Accounting Officer, Principal Financial Officer

EXHIBIT INDEX

31	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.