Form 10-Q
period 2009-06-28
NORTH AMERICAN TECHNOLOGIES GROUP INC /TX/
filed 2009-08-12
CIK 808013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,772,556 common shares outstanding as of August 12, 2009.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1: Financial Statements

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28, 2009	September 28, 2008
Assets
Current Assets:
Cash and cash equivalents	$281,721	$443,818
Accounts receivable, net of allowance for doubtful accounts of $198,700	1,973,935	3,841,079
Inventories, net	1,753,517	3,623,065
Prepaid expenses and other	91,624	55,950

Total Current Assets	4,100,797	7,963,912

Property and equipment, net	8,425,095	8,864,779
Patents, less accumulated amortization of $1,353,253 and $1,265,571	715,484	799,865
Other assets	264,606	296,506

Total Assets	$13,505,982	$17,925,062

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,882,928	$2,759,596
Accrued royalty expense	378,609	411,990
Accrued interest, including $323,862 and $519,522 to related parties	329,097	538,178
Accrued warranty costs	1,920,036	3,197,708
Other accrued expenses	827,350	873,379
Note payable—insurance	53,799	—
Capital lease obligations, current portion	41,769	39,943
Promissory note payable to a related party	850,000	—
Bridge loan, including $1,872,727 to related parties	2,000,000	—

Total Current Liabilities	8,283,588	7,820,794

Capital lease obligations, net of current portion	171,043	199,367
Bridge loan, including $1,872,727 to related parties	—	2,000,000
Convertible debentures, including $2,809,110 to related parties, net of unamortized debt discount totaling $1,154,897 and $1,954,441	1,845,103	1,045,559
Note payable to a related party	14,000,000	14,000,000

Total Liabilities	24,299,734	25,065,720

Commitments and Contingencies
Stockholders’ Deficit:
Convertible preferred stock, 1,000,000 shares authorized; Series CC, $1,000 stated value and liquidation preference per share, 54,040 shares issued and outstanding	8,773,684	8,773,684
Common stock, $.001 par value, 30,000,000 shares authorized; 11,547,863 and 10,863,100 shares issued and outstanding	11,548	10,863
Additional paid-in capital	104,876,190	104,624,841
Accumulated deficit	(124,455,174)	(120,550,046)

Total Stockholders’ Deficit	(10,793,752)	(7,140,658)

Total Liabilities and Stockholders’ Deficit	$13,505,982	$17,925,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales, net	$4,990,166	$8,094,099	$19,155,403	$24,390,185
Cost of goods sold (exclusive of depreciation and amortization shown below)	3,892,766	5,675,678	16,280,198	18,665,339

Gross Profit	1,097,400	2,418,421	2,875,205	5,724,846
Selling, general and administrative expenses	1,186,894	1,164,021	3,828,040	3,559,362
Depreciation and amortization	321,977	297,782	1,006,570	871,266

Operating Profit (Loss)	(411,471)	956,618	(1,959,405)	1,294,218
Other (Income) Expense:
Interest expense, net, including $629,097, $649,674, $1,846,980 and $1,734,693 to related parties	665,038	684,567	1,955,946	1,792,117
Other, net	(4,754)	(751)	(10,223)	(4,629)

Total Other (Income) Expense, net	660,284	683,816	1,945,723	1,787,488

Net Income (Loss)	(1,071,755)	272,802	(3,905,128)	(493,270)

Net Income (Loss) Available to Common Stockholders	$(1,071,755)	$272,802	$(3,905,128)	$(493,270)

Net Income (Loss) Per Share Available to Common Stockholders:
Net Income (Loss) Per Common Share – basic	$(0.09)	$0.03	$(0.35)	$(0.05)
Net Income (Loss) Per Common Share – diluted	$(0.09)	$0.02	$(0.35)	$(0.05)

Weighted Average Number of Common Shares outstanding:
Basic	11,530,281	10,360,184	11,210,504	9,940,261
Diluted	11,530,281	14,508,614	11,210,504	9,940,261

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net loss	$(3,905,128)	$(493,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	799,544	700,456
Stock option compensation expense	24,462	62,712
Issuance of common stock for interest, including $213,091 and $962,027 to related parties	227,572	976,530
Provision for warranty expense	103,737	967,142
Provision for doubtful accounts	—	50,000
Depreciation and amortization	1,006,570	871,266
Net change in operating assets and liabilities:
Accounts receivable	1,867,144	(3,614,610)
Inventories	1,898,532	(642,973)
Prepaid expenses and other current assets	(35,674)	(165,904)
Other assets	27,028	59,883
Accounts payable	(876,668)	(535,499)
Accrued royalty expense	(33,381)	127,576
Accrued interest	(209,081)	125,086
Accrued warranty costs	(1,381,408)	(309,600)
Other accrued expenses	(46,031)	18,728

Net cash used in operating activities	(532,782)	(1,802,477)

Cash flows from investing activities:
Purchases of patents and other assets	(3,301)	—
Purchases of property and equipment	(503,315)	(471,907)

Net cash used in investing activities	(506,616)	(471,907)

Cash flows from financing activities:
Proceeds from note payable – insurance	268,997	492,898
Payments on note payable – insurance	(215,198)	(394,641)
Payments on capital lease obligations	(26,498)	—
Proceeds from promissory note payable to a related party	850,000	—

Net cash provided by financing activities	877,301	98,257

Net decrease in cash and cash equivalents	(162,097)	(2,176,127)

Cash and cash equivalents, beginning of period	443,818	3,839,787

Cash and cash equivalents, end of period	$281,721	$1,663,660

SUPPLEMENTAL DISCLOSURE
Interest paid in cash, including $1,080,880 and $0 to related parties	$1,117,045	$23,028

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for debenture interest (including incremental interest), of which $213,091 and $213,416 was to related parties	$227,572	$227,919
Common stock issued for interest on debt to a related party	$—	$748,611
Common stock issued to former officer in settlement of termination	$—	$168,000
Incremental debt discount resulting from reduction in 8% convertible debenture conversion price, including $1,484,525 to related parties	$—	$1,585,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

As disclosed in the Company’s Form 10-K for the fiscal year ended September 28, 2008, in connection with the closing of its fiscal 2008 fourth quarter books and records, and in preparation of materials to be furnished to the Company’s former auditors for its annual audit, the Company and its former auditors requested that Mr. Rod Wallace, the former Chief Executive Officer, furnish information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed by the Company. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. That investigation uncovered irregularities in reimbursement requests and unauthorized use of Company funds which included $137,620, $15,450 and $0 during the first, second and third quarters, respectively, of its fiscal year ending September 27, 2009. The Company classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses. Mr. Wallace’s employment was terminated on February 26, 2009.

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

NOTE 2—GOING CONCERN UNCERTAINTY

As of June 28, 2009, the Company had a cash balance of $281,721 and a negative working capital balance of $4,182,791. For the nine months ended June 28, 2009 and the year ended September 28, 2008, the Company incurred net losses of $3,905,128 and $2,924,340, respectively. During the same periods, the Company used cash in operating activities of $532,782 and $2,454,089, respectively. In addition, it is likely that the Company will incur losses for the foreseeable future.

The Company has significant cash needs. The Company is required to pay quarterly interest in cash on the bridge loan (“Bridge Loan”), through maturity on October 31, 2009, at which time the entire principal of $2,000,000 will be due. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. The Company is required to pay quarterly interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On April 8, 2010, the Company is obligated to repay an $850,000 promissory note to a related party. On July 25, 2010, the Company will be required to pay $7,000,000 on the Construction Loan, and thereafter to make quarterly principal payments of $350,000 and the interest thereon beginning in October 2010. On July 31, 2010, the Company will be required to repay $3,000,000 for its 8% convertible debentures (“8% Convertible Debentures”). Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to repay the Bridge Loan, together with interest thereon, to pay quarterly interest, in cash, on the Construction Loan, and to maintain adequate liquidity, depend on a number of factors. The factors include the ability to obtain additional orders at prices that yield positive gross margins, maintain adequate production volumes, reduce equipment failures that disrupt production, secure the agreement of customers to an orderly schedule for the replacement of approximately 6,200 ties that the Company has agreed to replace, procure raw materials at reasonable prices, and to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors would have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company will have to continue funding future cash needs through financing activities.

The replacement of ties under warranty obligations affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company agreed to replace approximately 15,100 ties for a specific customer, and as of the date of the filing of this report has completed that replacement. Such replacement has had a material and adverse affect on the Company’s liquidity.

The Company has agreed to replace 6,210 ties for a customer due to discrepancies in size, but a schedule has not yet been agreed to with the customer. The replacement of these ties will likely have a material and adverse impact on the Company’s liquidity and will likely require the Company to seek additional financing if other liquidity factors remained unchanged.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and will be sufficient to enable the Company to fund operations and pay debts and other liabilities. If the Company raises capital by issuing new common stock or securities convertible into common stock, the percentage ownership of its current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of the Company’s current common stockholders.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s former independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008, included an explanatory paragraph with respect to the ability to continue as a going concern.

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

NOTE 3—INVENTORIES

The Company uses lower of cost (first-in, first-out) or market to value its inventories. Cost of finished goods includes raw material costs, direct labor, and applied overhead. Inventories consisted of finished goods (composite railroad ties) and raw materials (primarily recycled plastic materials) as of June 28, 2009 and September 28, 2008, as follows:

	June 28, 2009	September 28, 2008
Raw materials	$1,062,077	$1,980,299
Finished goods	691,440	1,780,139

Total inventory	1,753,517	3,760,438
Less: Reserve for obsolete inventory	—	(137,373)

Total inventory, net	$1,753,517	$3,623,065

NOTE 4—PROPERTY AND EQUIPMENT

Major classes of property and equipment as of June 28, 2009 and September 28, 2008, consisted of the following:

	June 28, 2009	September 28, 2008
Machinery and equipment	$12,578,561	$12,131,333
Building and land	2,436,430	2,436,430
Furniture, fixtures and other	529,003	472,915

Total property and equipment	15,543,994	15,040,678
Less accumulated depreciation and amortization	(7,118,899)	(6,175,899)

Total property and equipment, net	$8,425,095	$8,864,779

Machinery and equipment included $263,076 and $252,144 of equipment under capital leases as of June 28, 2009 and September 28, 2008, respectively. Accumulated depreciation and amortization included $62,865 and $22,070 of amortization related to equipment under capital leases as of June 28, 2009 and September 28, 2008, respectively.

Net property, machinery and equipment included $113,000 and $150,000 of idle equipment, net of a reserve for impairment, as of June 28, 2009 and September 28, 2008, respectively.

NOTE 5—ACCRUED WARRANTY LIABILITY

The following table summarizes the activity related to the accrued warranty liability during the three and nine months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance at beginning of period	$2,695,124	$3,162,195	$3,197,708	$2,488,560
Accrual for warranty expense	26,100	80,941	103,736	967,142
Product returns to raw material inventory	—	—	—	35,722
Warranty costs incurred	(801,188)	(97,034)	(1,381,408)	(345,322)

Balance at end of period	$1,920,036	$3,146,102	$1,920,036	$3,146,102

As of June 28, 2009, the balance of the warranty reserve represented approximately 19,200 ties, which consisted of approximately 15,100 ties, the replacement of which will be made for a specific customer, and approximately 4,100 ties which are subject to the Company’s general estimate of possible replacements. For a specific customer, the Company replaced all 15,100 ties during the fiscal quarter ending September 27, 2009.

NOTE 6—DEBT

Debt to Opus 5949 LLC

In 2004, the Company entered into the Construction Loan with Opus (a related party—see Note 10) for $14,000,000 with a 10-year maturity and quarterly principal installments of $350,000 beginning July 1, 2005. An amendment to the Construction Loan note on July 24, 2007 resulted in the deferral of principal installments, totaling $7,000,000, to July 25, 2010. The remaining balance will be paid in quarterly installments of $350,000 starting October 2010 through February 15, 2015. The Construction Loan note, as amended, provides for interest at the rate of 7% per annum until July 24, 2010 after which date the interest reverts to 700 basis points over the prime interest rate. Prior to October 1, 2008, all interest had been paid in shares of $0.001 par value common stock (“Common Stock”). Beginning October 1, 2008 and at the beginning of each calendar quarter thereafter until maturity, interest was and is to be paid in cash. On July 31, 2009, the Company and Opus entered into a second Limited Waiver to Construction Loan, which further extends the July 1, 2009 interest payment of $223,222 to August 17, 2009 (see Note 12).

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of June 28, 2009, and the date of this report, because the Company and Opus entered into a second Limited Waiver to Construction Loan that extended the July 1, 2009 interest payment of $223,222 to August 17, 2009.

For the three and nine months ended June 28, 2009 and June 29, 2008, the Company recorded interest expense of $260,556 and $247,723 in the respective three month periods, and $756,000 and $743,167 in the respective nine month periods.

During the three months ended June 28, 2009, the Company paid $282,333 interest in cash that accrued for the period January 1, 2009 through March 31, 2009, and for the nine days in April when the payment was made. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included three days of interest computed at the rate of 18% per annum.

During the three months ended June 29, 2008, the Company issued a total of 215,411 shares of its Common Stock in payment of interest of $247,722 that accrued for the period January 1, 2008 through March 31, 2008.

During the nine months ended June 28, 2009, the Company paid $783,222 interest in cash that accrued for the period July 1, 2008 through March 31, 2009, and for nine days in April when the payment was made. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included three days of interest computed at the rate of 18% per annum.

During the nine months ended June 29, 2008, the Company issued a total of 785,222 shares of its Common Stock in payment of interest of $748,611 that accrued for the period July 1, 2007 through March 31, 2008.

On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extended the July 1, 2009 interest payment to July 31, 2009. On July 31, 2009, the Company and Opus entered into a second Limited Waiver to Construction Loan which further extends the July 1, 2009 interest payment of $223,222 to August 17, 2009.

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

For the three and nine months ended June 28, 2009 and June 29, 2008, the Company recorded interest expense of $35,389 and $38,166 in the respective three month periods, and $107,653 and $112,530 in the respective nine month periods.

In January 2009, the Company paid $35,778 interest in cash to the holders of the Bridge Loan notes for interest that accrued from November 1, 2008 through January 31, 2009.

In April 2009, the Company paid $34,611 interest in cash to the holders of the Bridge Loan notes for interest that accrued from February 1, 2009 through April 30, 2009.

On July 31, 2009, the Company paid $35,778 interest in cash to the holders of the Bridge Loan notes for interest that accrued from May 1, 2009 through July 31, 2009.

8% Convertible Debentures

On July 31, 2007, the Company issued debentures in the principal amount of $3,000,000 which are payable in full on July 31, 2010 (a portion of which are held by related parties—see Note 10). The 8% Convertible Debentures accrue interest at 8% per annum. Principal of the 8% Convertible Debentures is convertible, at any time, into shares of Common Stock at a conversion price of $0.56 per share, subject to adjustment.

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

In connection with the issuance of the 8% Convertible Debentures, the Company issued warrants to purchase 375,000 shares of Common Stock (the “July 2010 Warrants”) at an exercise price of $4.00 per share. The number of shares of Common Stock that can be purchased and the exercise price are subject to adjustments. The issuance of Common Stock after the issuance of the 8% Convertible Debentures at a price lower than the then effective exercise price causes the exercise price and the number of shares of Common Stock that can be purchased to be adjusted, such that the proceeds upon exercise are the same as would have been received by the Company had the warrants been exercised on the original issuance date.

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

Pursuant to a provision in the 8% Convertible Debentures that required the conversion price to be adjusted subsequent to the Company’s reverse split of its Common Stock, the conversion price was adjusted to $1.01 on December 8, 2007. Such adjustment represents 100% of the daily volume weighted average trading price of the Common Stock for 22 trading days immediately preceding December 8, 2007. The reduction in the conversion price from $4.00 to $1.01 created an incremental debt discount of $1,585,404, which when added to the previously recorded beneficial conversion feature and debt discount, equals the face value of the 8% Convertible Debentures, which is the maximum amount of debt discount required by accounting principles generally accepted in the United States. The incremental debt discount is being amortized over the remaining term of the debentures. The reverse split of the Company’s Common Stock also resulted in the exercise price of the July 2010 Warrants adjusting to $1.01 and the number of shares of Common Stock that could be purchased upon exercise increasing from 375,000 to 1,485,149.

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

Additionally, the issuance of shares of Common Stock in January 2009 with respect to interest on the 8% Convertible Debentures constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted from $0.56 to $0.35 and the number of shares of Common Stock that could be purchased upon exercise increased from 2,678,571 to 4,285,714.

During the three months ended June 28, 2009, the Company recorded interest expense of $60,667.

During the three months ended June 29, 2008, the Company recorded interest expense of $124,586 (which includes $63,919 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008).

For the three months ended June 28, 2009 and June 29, 2008, the Company recognized $207,573 of interest expense related to the amortization of debt discount, and $58,942 of interest expense related to the amortization of the beneficial conversion feature.

During the three months ended June 28, 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 that had accrued for the period January 1, 2009 through March 31, 2009. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted from $0.35 to $0.15 and the number of shares of Common Stock that could be purchased upon exercise increased from 4,285,714 to 10,000,000.

During the three months ended June 29, 2008, the Company issued a total of 108,335 shares of its Common Stock with respect to interest of $124,586 (which includes $63,919 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008) that had accrued for the period January 1, 2008 through March 31, 2008.

During the nine months ended June 28, 2009, the Company recorded interest expense of $226,905 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008).

During the nine months ended June 29, 2008, the Company recorded interest expense of $245,919 (which includes $63,919 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008).

For the nine months ended June 28, 2009 and June 29, 2008, the Company recognized $622,719 and $523,631, respectively, of interest expense related to the amortization of debt discount, and $176,825 of interest expense related to the amortization of the beneficial conversion feature.

During the nine months ended June 28, 2009, the Company issued a total of 684,763 shares of its Common Stock with respect to interest of $227,572 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008) that accrued for the period July 1, 2008 through March 31, 2009.

During the nine months ended June 29, 2008, the Company issued a total of 238,119 shares of its Common Stock with respect to interest of $227,919 (which includes $63,919 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period January 1, 2008 through March 31, 2008) that had accrued for the period July 31, 2007 through March 31, 2008.

In July 2009, the Company issued a total of 224,693 shares of its Common Stock with respect to interest of $60,667 that had accrued for the period April 1, 2009 through June 30, 2009.

Promissory Note in the Principal Amount of $850,000

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles Investments, Inc. ( “Promissory Note”), an affiliate of Sponsor Investments, LLC (“Sponsor”) and Opus. The unsecured note bears interest at the rate of 15% per annum payable quarterly beginning July 1, 2009. The Promissory Note matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles Investments, Inc. (“Herakles”) pursuant to a stock purchase agreement.

During the three months ended June 28, 2009, the Company recorded interest expense of $29,042.

In July 2009, the Company paid $29,750 interest, in cash, that had accrued for the period April 8, 2009 through June 30, 2009.

NOTE 7—STOCKHOLDERS’ DEFICIT

Warrants

As of June 28, 2009, the Company had warrants outstanding to purchase 10,536,253 shares of Common Stock that were issued in connection with financing transactions and payments for services. These warrants have exercise prices that range from $0.15 to $77.00 and expire between April 2010 and 2011.

Future Issuances of Common Stock

As of June 28, 2009, the Company had Common Stock reserved for future issuance as follows:

June 28, 2009
Warrants outstanding	10,536,253
Stock options outstanding	91,333
Convertible Preferred Stock and related warrants outstanding	2,925,834
8% Convertible Debentures	5,357,143

Total	18,910,563

Because the conversion price of the 8% Convertible Debentures is in excess of the current market price, it is unlikely that such debt will be converted to Common Stock. By excluding the shares of Common Stock resulting from a potential conversion of the 8% Convertible Debentures, the Company believes that it has sufficient unissued shares available.

On July 1, 2009 and again on July 31, 2009, the Company entered into an agreement with Opus to defer until July 31, 2009 and August 17, 2009, respectively, the payment of interest of $223,222 that accrued for the period April 10, 2009 through June 30, 2009. This interest could be paid in cash or in shares of Common Stock. If the Company elects to make such payment in shares of Common Stock, it would issue 826,749 shares.

Common Stock

As of June 28, 2009, the Company had 11,547,863 shares of its Common Stock issued and outstanding.

In April 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 related to the 8% Convertible Debentures.

In January 2009, the Company issued a total of 175,239 shares of its Common Stock with respect to interest of $61,333 related to the 8% Convertible Debentures.

In October 2008, the Company issued a total of 109,524 shares of its Common Stock with respect to interest of $106,238 related to the 8% Convertible Debentures.

Employee Stock Options

Stock-based compensation expense under SFAS 123R for the three months ended June 28, 2009 and June 29, 2008 totaled $8,030 and $43,216, respectively, and for the nine months ended June 28, 2009 and June 29, 2008 was $24,462 and $62,712, respectively.

As of June 28, 2009, the Company had approximately $63,833 of unrecognized compensation cost related to non-vested stock options, which amount is being recognized over the vesting period of the original individual grant. During the nine month period ended June 28, 2009, the Company granted no options to Board members or employees and no options were exercised. The fair value of options vested during the nine months ended June 28, 2009 totaled $5,407.

NOTE 8—EARNINGS PER SHARE

Basic and diluted earnings per weighted average share outstanding were calculated as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss) available to common stockholders	$(1,071,755)	$272,802	$(3,905,128)	$(493,270)

Denominator for basic earnings per share — weighted average shares	11,530,281	10,360,184	11,210,504	9,940,261
Effect of potentially dilutive securities	—	4,148,430	—	—

Denominator for dilutive earnings per share —weighted average shares	11,530,281	14,508,614	11,210,504	9,940,261

Net income (loss) per common share:
Basic	$(0.09)	$0.03	$(0.35)	$(0.05)
Diluted	$(0.09)	$0.02	$(0.35)	$(0.05)

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss), adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three months ended June 28, 2009 and the nine months ended June 28, 2009 and June 29, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income (loss) per common share. These securities were convertible into an aggregate of 18,910,563 and 12,952,381 shares of Common Stock as of June 28, 2009 and June 29, 2008, respectively.

For the three months ended June 29, 2008, the effects of options to purchase 201,333 shares of Common Stock, warrants to purchase 929,521 shares of Common Stock and the 8% Convertible Debentures convertible into 5,357,143 shares of Common Stock were excluded from the computation of potentially dilutive securities.

NOTE 9—MAJOR CUSTOMERS

The Company is dependent, in large measure, on sales to one major customer. A reduction of sales to that customer would have a material adverse effect on our financial condition and results of operations.

For the three and nine months ended June 28, 2009 and June 29, 2008, the Company had sales to one major customer that represented approximately 98% and 61% of net sales in the respective three month periods, and approximately 79% and 60% in the respective nine month periods. At the end of each quarter, beginning with the quarter ended March 30, 2008, through December 28, 2008, one major customer was entitled to a rebate of a portion of the sales price of ties purchased by it, with such rebate being based on the Company’s quarterly profit computed before the rebate. The rebate, if any, was paid in the subsequent quarter.

As of June 28, 2009, approximately 91% of the Company’s accounts receivable was due from one customer.

NOTE 10—RELATED PARTY TRANSACTIONS

Related parties are those who beneficially own more than 5% of any one class of the Company’s stock. For a description of transactions under the Construction Loan, the Bridge Loan, the 8% Convertible Debentures, and the Promissory Note, see Note 6.

Opus, an entity that beneficially owns more than 5% of the Company’s Common Stock, is the lender under the Construction Loan. Opus is an affiliate of Sponsor and Herakles, which entities collectively own more than 5% of the Company’s Common Stock.

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

Herakles, an affiliate of Sponsor and Opus, is the holder of the Promissory Note issued in April 2009.

During the three months ended June 28, 2009 and June 29, 2008, the Company recorded interest expense of $629,097 and $649,674, respectively, to related parties.

During the nine months ended June 28, 2009 and June 29, 2008, the Company recorded interest expense of $1,846,980 and $1,734,693, respectively, to related parties.

During the three months and nine months ended June 28, 2009, the Company purchased raw recyclable plastic material totaling $928,242 and $1,008,388, respectively, from Environmental Plastic Solutions, Inc. (“EPS”), an affiliate of Sponsor, Herakles and Opus. The Company believes that these purchases were made at commercially reasonable prices for that material.

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the reporting requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair values of accounts receivable, accounts payable and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The Company believes it is not practical to determine the fair value of its debt instruments due to the financial condition of the Company and the related party nature of substantially all of the debt instruments.

NOTE 12—SUBSEQUENT EVENTS

Management has evaluated and disclosed subsequent events up to and including August 12, 2009 which is the date that the financial statements were available for issuance.

On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extended the July 1, 2009 interest payment to July 31, 2009. On July 31, 2009, the Company and Opus entered into a second Limited Waiver to Construction Loan which further extends the July 1, 2009 interest payment to August 17, 2009.

In July 2009, the Company issued 224,693 shares of its Common Stock with respect to interest of $60,667 that accrued on the 8% Convertible Debentures for the period April 1, 2009 through June 30, 2009.

In July 2009, the Company paid $35,778 interest in cash to the holders of the Bridge Loan notes for interest that accrued from May 1, 2009 through July 31, 2009.

In July 2009, the Company paid $29,750 interest in cash on the Promissory Note that had accrued for the period April 8, 2009 through June 30, 2009.

In July 2009, the Company agreed to replace 6,210 ties for a specific customer because the ties sold to that customer in a prior year did not meet the customer’s size specifications. The Company and the customer have not yet agreed to a schedule for supplying these replacement ties.

Effective July 24, 2009, the Company’s independent registered public accountants, KBA Group LLP, notified the Company that it had resigned due to the merger of their firm with BKD, LLP. On July 31, 2009, the Company engaged Whitley Penn, LLP to act as their independent registered public accountants.

As of the filing date of this report, the Company has met its warranty obligation for the replacement of approximately 15,000 ties for one specific customer. (See Note 5)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As disclosed in the Company’s Form 10-K for the fiscal year ended September 28, 2008, in connection with the closing of its fiscal 2008 fourth quarter books and records, and in preparation of materials to be furnished to the Company’s former auditors for its annual audit, the Company and its former auditors requested that Mr. Rod Wallace, the former Chief Executive Officer, furnish information related to purchases of raw materials which he claimed to have made personally and for which he was reimbursed by the Company. When satisfactory information was not furnished by Mr. Wallace, the Company engaged the services of outside legal counsel, who in cooperation with the Company’s management, its Audit Committee and an external forensic accountant, began an investigation of the alleged raw materials purchases. That investigation uncovered irregularities in reimbursement requests and unauthorized use of Company funds which included $137,620, $15,450 and $0 during the first, second and third quarters, respectively, of its fiscal year ending September 27, 2009. The Company classified these amounts as alleged fraud expense which is included in selling, general and administrative expenses. Mr. Wallace’s employment was terminated on February 26, 2009.

As of June 28, 2009, the Company had a cash balance of $281,721 and a negative working capital balance of $4,182,791. For the nine months ended June 28, 2009 and the year ended September 28, 2008, the Company incurred net losses of $3,905,128 and $2,924,340, respectively. During the same periods, the Company used cash in operating activities of $532,782 and $2,454,089, respectively. In addition, it is likely that the Company will incur losses for the foreseeable future. The report of the Company’s former independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008 included an explanatory paragraph with respect to the ability to continue as a going concern.

The market price of our Company’s Common Stock is volatile because the Company has very small public float and a limited trading market. Future announcements concerning our major customers or competitors, the results of product testing, technological innovations or commercial products, government rules and regulations, developments concerning proprietary rights, litigation and public concern as to our manufacturing process may have a significant impact on the market price of the shares of our Common Stock. On July 9, 2009, Sammons Enterprises, Inc. (“Sammons”) filed Amendment No. 5 to its Schedule 13D with the Securities and Exchange Commission stating that they were considering potential funding alternatives for the Company. The filing of the Schedule 13D, and the alternatives contained therein, could have an impact on the Company’s stock price.

We are dependent, in large measure, on sales to one major customer, Union Pacific Railroad Company (“Union Pacific”). A reduction of sales to Union Pacific would have a material adverse effect on our financial condition and results of operations.

The current economic environment has impacted our customers, existing and potential, and caused them to reduce or delay their spending budgets, resulting in the reduction of tie orders. Although we have reduced our production schedule in reaction to the lower number of purchase orders, our overhead costs remain basically the same, resulting in a higher cost per tie produced, which we are unable to pass on to our customers. We have expanded our marketing efforts to target potential purchasers of ties of different sizes and for new uses, but sales have continued to decline. We do not expect our current operations to generate sufficient cash flow to fund our debt obligations as they become due, and we do not currently have other traditional sources of liquidity available to fund these obligations. Accordingly, the only likely source of funding future cash needs is through financing activities.

Critical Accounting Policies

We have identified critical accounting policies based upon the significance of each accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policies and our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

Use of Estimates and Assumptions—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and related assumptions include the assessment of the warranty provision and levels of related accrued liability, the impairment of long-lived assets and valuation of debt/equity instruments. Actual results could materially differ from those estimates.

Inventories—The Company uses lower of cost (first-in, first-out) or market to value its inventories. Inventories consist of finished goods (composite railroad ties) and raw materials (primarily recycled plastic materials).

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

Concentration of Credit Risk—Credit risk is limited to cash in banks and accounts receivable from customers as of June 28, 2009. We do not require collateral from our customers. We evaluate our accounts receivable on a regular basis for collectability and provide for an allowance for potential credit losses as deemed necessary. As of June 28, 2009, approximately 91% of the Company’s accounts receivable was due from one customer.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, which for the Company would be the fiscal year ending September 26, 2010. Management is currently evaluating the impact of SFAS 161 and does not believe that its application will have any effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies, as well as in annual financial statements. The Company’s adoption of FSP No. FAS 107-1 and APB 28-1, effective March 30, 2009, did not materially impact the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of SFAS 165, effective March 30, 2009, did not have a material impact on the Company’s financial statements.

Results of Operations for the three months ended June 28, 2009 versus June 29, 2008

The net loss of $1,071,755 for the three months ended June 28, 2009 reflects a total change of $1,344,557 from the net income of $272,802 for the three months ended June 29, 2008. This difference is primarily due to a decrease in gross profit of $1,321,021.

Sales, net. Product sales, net of any earned rebates, for the three months ended June 28, 2009 and June 29, 2008 were $4,990,166 and $8,094,099, respectively, and related solely to the sale of composite railroad crossties. The decrease in net sales of $3,103,933 between these two periods resulted from a 29% decrease in the number of ties sold, due to the completion of a project for one customer and the current economic environment, and a 13% decrease in the average sales price of ties sold due primarily to a change in the contract price for projects delivered in the respective periods.

        Gross Profit and Cost of Goods Sold. During the three months ended June 28, 2009, the sale of TieTek™ crossties resulted in a gross profit of $1,097,400 compared to a gross profit of $2,418,421 in the three months ended June 29, 2008. The decrease in gross profit is primarily due to a decrease in net sales, partially offset by a decrease in plant operating costs. Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $1,186,894 for the three months ended June 28, 2009, compared to $1,164,021 for the three months ended June 29, 2008. This overall increase of $22,873 reflects primarily increases of $32,644 in payroll expense, $19,604 in insurance expense and $10,606 in other general expenses; offset by decreases of $69,284 in consulting expenses and $50,000 in bad debt expense.

Additionally, for the three months ended June 28, 2009, SG&A expense includes $78,841 of investigation expenses related to the alleged fraud that occurred in previous quarters.

Depreciation and Amortization. Depreciation and amortization expense was $321,977 for the three months ended June 28, 2009, compared to $297,782 for the three months ended June 29, 2008. This increase is primarily due to depreciation expense related to plant and equipment additions.

Other (Income) Expense, net. Total net other expense of $660,284 for the three months ended June 28, 2009, decreased $23,532 from $683,816 for the three months ended June 29, 2008. This decrease resulted from a reduction of interest expense of $19,529, and an increase in other income of $4,003.

Results of Operations for the nine months ended June 28, 2009 versus June 29, 2008

The net loss of $3,905,128 for the nine months ended June 28, 2009 reflects a total change of $3,411,858 from the net loss of $493,270 for the nine months ended June 29, 2008. This difference is primarily due to a decrease in gross profit of $2,849,641, an increase in selling, general and administrative expenses of $268,678, an increase in depreciation and amortization expense of $135,304 and an increase in interest expense of $163,829.

Sales, net. Product sales, net of any earned rebates, for the nine months ended June 28, 2009 and June 29, 2008 were $19,155,403 and $24,390,185, respectively, and related solely to the sale of composite railroad crossties. The decrease in net sales of $5,234,782 between these two periods resulted from an 11% decrease in the number of ties sold, due to the completion of a project for one customer and the current economic environment, and a 12% decrease in the average sales price of ties sold, due primarily to a change in the contract price of ties for projects in the respective periods.

Gross Profit and Cost of Goods Sold. During the nine months ended June 28, 2009, the sale of TieTek™ crossties resulted in a gross profit of $2,875,205 compared to a gross profit of $5,724,846 in the nine months ended June 29, 2008. The decrease in gross profit is primarily due to a decrease in net sales, partially offset by a decrease in warranty expense. Cost of goods sold consists of raw materials, direct costs, including wages and benefits, royalties, warranty expense, supplies, maintenance, utilities, equipment leases, and plant burden including salaries and benefits, facility costs and insurance. The cost per tie has been and may in the future be affected by an increase in the price of recycled plastic, a major component of a tie. Because of the fragmented nature of the recycled plastic industry and because there is no organized trading market for recycled plastics, the Company does not engage in hedging or other similar activities to manage the risk of price increases of recycled plastics.

Warranty expense, included in cost of goods sold, was $103,737 for the nine months ended June 28, 2009 compared to $967,142 for the nine months ended June 29, 2008. The $967,142 resulted primarily from the Company’s revision of the estimated cost to replace ties that it had previously agreed to replace.

Selling, General & Administrative Expenses (SG&A). SG&A expenses were $3,828,040 for the nine months ended June 28, 2009 compared to $3,559,362 for the nine months ended June 29, 2008. This overall increase of $268,678 in SG&A reflects primarily increases of $93,711 in sales and marketing expenses, $38,612 in computer expenses, and $91,081 in accounting and auditing expenses; offset by a decrease of $96,417 in legal expenses, and $158,328 in other general expenses.

Additionally, for the nine months ended June 28, 2009, SG&A expense includes $153,070 of alleged fraud expenses, and $150,099 of investigation expenses.

Depreciation and Amortization. Depreciation and amortization expense was $1,006,570 for the nine months ended June 28, 2009 compared to $871,266 for the nine months ended June 29, 2008. This increase is primarily due to depreciation expense related to plant and equipment additions.

Other (Income) Expense, net. Total net other expense of $1,945,723 for the nine months ended June 28, 2009 increased $158,235 from $1,787,488 for the nine months ended June 29, 2008. This increase is primarily the result of $99,088 in amortization of debt discount attributable to the 8% Convertible Debentures due to the incremental debt discount created when the conversion price of the 8% Convertible Debentures was adjusted from $4.00 to $1.01 on December 8, 2007. The Company also incurred an additional $29,042 of interest expense due to the issuance of the Promissory Note, and experienced a decrease in interest income of $40,918 due to reduced cash balances.

Liquidity and Capital Resources

As of June 28, 2009, the Company had a cash balance of $281,721 and a negative working capital balance of $4,182,791. For the nine months ended June 28, 2009 and the year ended September 28, 2008, the Company incurred net losses of $3,905,128 and $2,924,340, respectively. During the same periods, the Company used cash in operating activities of $532,782 and $2,454,089, respectively. In addition, it is likely that the Company will incur losses for the foreseeable future.

During the nine months ended June 28, 2009, investing activities used cash of $506,616. Of this amount, $503,315 was used to purchase property and equipment, and $3,301 was used to purchase patents and other assets.

During the nine months ended June 28, 2009, financing activities provided cash of $877,301. Of this amount, $850,000 was provided by the proceeds of a promissory note issued to Herakles Investments, Inc., a related party (“Promissory Note”). Additionally, $53,799 was provided by a net increase in a note payable for insurance premiums, offset by a decrease of $26,498 in capital lease obligations arising from the payments thereon.

The Company has significant cash needs. The Company is required to pay quarterly interest in cash on the bridge loan (“Bridge Loan”) through maturity on October 31, 2009, at which time the entire principal of $2,000,000 will be due. The Company also has a commitment to pay in 2009 approximately $740,000 for the remaining purchase price of equipment on order with a supplier. The Company is required to pay quarterly interest in cash on the construction loan (“Construction Loan”) with Opus 5949 LLC (“Opus”). On April 8, 2010, the Company is obligated to repay an $850,000 promissory note to a related party. On July 25, 2010, the Company will be required to pay $7,000,000 on the Construction Loan, and thereafter to make quarterly principal payments of $350,000 and the interest thereon beginning in October 2010. On July 31, 2010, the Company will be required to repay $3,000,000 for its 8% convertible debentures (“8% Convertible Debentures”). Additionally, the Company will have to fund its working capital needs, potential operating losses, and capital expenditures. The Company’s viability and ability to pay or refinance its debt obligations, particularly to repay the Bridge Loan, together with interest thereon, to pay quarterly interest, in cash, on the Construction Loan, and to maintain adequate liquidity, depend on a number of factors. The factors include the ability to obtain additional orders at prices that yield positive gross margins, maintain adequate production volumes, reduce equipment failures that disrupt production, secure the agreement of customers to an orderly schedule for the replacement of approximately 6,200 ties that the Company has agreed to replace, procure raw materials at reasonable prices, and to collect accounts receivable in a timely manner. The Company’s inability to achieve any of the aforementioned factors would have a material and adverse effect on its liquidity. There can be no assurances that the Company’s activities will be successful or that the Company will ultimately achieve sustained profitability. Accordingly, the Company will have to continue funding future cash needs through financing activities.

As of the date of this report, the Company has no financing arrangements and no commitments to obtain any financing arrangements. There can be no assurance that the Company will be able to secure financing and that financing, if secured, will contain terms which are favorable to the Company and will be sufficient to enable the Company to fund operations and pay debts and other liabilities. If we raise capital by issuing new common stock or securities convertible into common stock, the percentage ownership of our current stockholders would be reduced, unless the existing stockholders participate in providing such additional capital. Also, any new securities may have rights, preferences or privileges senior to those of our current common stockholders.

On July 9, 2009, Sammons Enterprises, Inc. (“Sammons”), a holding company which is the parent of Sponsor Investments, LLC (“Sponsor”), Opus and certain of the principal holders of our debt, filed Amendment No. 5 to its Schedule 13D with the Securities and Exchange Commission (“SEC”) stating that they were considering potential funding alternatives for the Company. Sammons stated its belief that, given the Company’s current business, financial condition and results of operations, the Company may be better positioned to execute its business plan as a private company. Sammons further stated that, although it had not yet developed any specific proposal, it expected to review and evaluate one or more possible transactions in which Sammons would acquire all of the equity interests in the Company not currently beneficially owned by it and cause the Company to cease to be a public company for SEC reporting purposes (a “Possible Transaction”). In order to determine which course of action to pursue, Sammons has engaged in substantive discussions with the Company regarding its business, financial condition, results of operations and capital structure, and the Company has provided Sammons, on a confidential basis, the information it has requested. Sammons stated that a Possible Transaction could be structured as a tender offer, merger or recapitalization or, if necessary, a financial restructuring. Representatives of Sammons also indicated that Sammons would be willing to consider and evaluate other alternative transactions that might be proposed by the Company, the board of directors and/or the stockholders and other persons, but that Sammons was not considering selling, or disposing of in any other way, its interests in the Company. The board of directors of the Company anticipates forming a special committee of independent directors to evaluate and respond to any proposals submitted by Sammons.

As of the date of this report, Sammons has informed the Company that it is continuing to review and evaluate Possible Transactions, and has not made any specific proposal to the Company. Sammons may never make a specific proposal, and there can be no assurance as to whether or, if so, when any specific proposal may be made, or as to the terms or conditions of any such specific proposal. Sammons has advised us that, as part of its review and evaluation process, Sammons has sought, and may in the future seek, the views of, hold active discussions with and respond to inquiries from members of the board of directors, special committee, officers or representatives of the Company and other persons regarding Possible Transactions, and explore the interest of stockholders and other persons in participating in Possible Transactions. Sammons may also determine to acquire additional securities of the Company, through open market purchases, privately negotiated acquisitions or otherwise. Sammons has reserved the right to change its intention with respect to any or all of such matters.

Sammons and its related parties filing the Schedule 13D beneficially own an aggregate of 16,688,969 shares of Common Stock, representing approximately 72.4% of the outstanding shares of Common Stock, based upon 11,547,863 shares of Common Stock reported by the Company to be outstanding as of June 30, 2009 and an additional 11,497,985 shares of Common Stock that they have the right to acquire within 60 days after the date of the Schedule 13D filing, upon the conversion or exercise of securities convertible into or exercisable for shares of Common Stock. Currently Sammons beneficially owns approximately 45% of the outstanding shares of the Company’s Common Stock.

The replacement of ties under warranty obligations affects the Company’s liquidity, in that the cost of replacement is incurred without corresponding revenue. The Company agreed to replace approximately 15,100 ties for a specific customer, and as of the date of the filing of this report has completed that replacement. Such replacement has had a material and adverse affect on the Company’s liquidity.

The Company has agreed to replace 6,210 ties for a customer due to discrepancies in size, but a schedule has not yet been agreed to with the customer. The replacement of these ties will likely have a material and adverse impact on the Company’s liquidity and likely will require the Company to seek additional financing if other liquidity factors remained unchanged.

The alleged fraud committed by our former Chief Executive Officer totaled $401,997 during the Company’s fiscal year ended September 28, 2008, and $153,070 during the first and second quarters of its fiscal year ending September 27, 2009, plus related expenses of the investigation of $151,000 as of June 30, 2009. The Company intends to file a claim in the amount of $250,000, the maximum limits of its coverage, with the carrier of its fraud insurance policy and is evaluating obtaining restitution from Mr. Wallace through legal action. The inability to succeed in the potential areas of recovery will likely have a material and adverse effect on the financial condition of the Company and significantly affect its liquidity. In addition, there is an ongoing SEC investigation which may impact liquidity as expenses are incurred, and if fines and penalties are assessed against the Company.

The uncertainty of achieving profitability and/or obtaining additional financing raises substantial doubt about the Company’s ability to continue as a going concern. The report of the Company’s former independent registered public accountants accompanying the consolidated financial statements for the fiscal year ended September 28, 2008 included an explanatory paragraph with respect to the ability to continue as a going concern.

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

The Company was in compliance with the provisions of the Construction Loan and current on all interest payments as of June 28, 2009, and the date of this report, because the Company and Opus entered into a second Limited Waiver to Construction Loan that extended the July 1, 2009 interest payment to August 17, 2009.

During the three months ended June 28, 2009, the Company paid $282,333 interest in cash that accrued for the period January 1, 2009 through March 31, 2009, and for nine days in April when the payment was made. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included three days of interest computed at the rate of 18% per annum.

During the nine months ended June 28, 2009, the Company paid $783,222 interest in cash that accrued for the period July 1, 2008 through March 31, 2009, and for nine days in April when the payment was made. Because this payment was made on April 9, 2009, four days after the payment grace period, the payment of interest included three days of interest computed at the rate of 18% per annum.

On July 2, 2009, the Company and Opus entered into the Limited Waiver to Construction Loan which extended the July 1, 2009 interest payment to July 31, 2009. On July 31, 2009, the Company and Opus entered into a second Limited Waiver to Construction Loan which further extends the July 1, 2009 interest payment of $223,222 to August 17, 2009.

Bridge Loan

Effective March 7, 2007, the Company entered into the Bridge Loan, a portion of which is held by related parties, evidenced by a series of unsecured promissory notes in the aggregate principal amount of $2,000,000. The Bridge Loan bears interest at the rate of 7% per annum, compounded quarterly. Effective as of October 30, 2008, the Company and each holder of the series of promissory notes constituting the Bridge Loan entered into a second amendment to each such note, under which the maturity date of the notes was extended to the earlier to occur of October 31, 2009 or the date on which the Company receives a financing for a minimum of $2,000,000. The accumulated interest since inception of $247,498 was paid in cash on October 31, 2008. Thereafter, interest is to be paid quarterly in cash. Interest of $35,778, $34,611, and $35,778 was paid on January 31, 2009, April 30, 2009, and July 31, 2009, respectively, and interest approximating $35,000 will be paid on October 31, 2009, the maturity date.

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

During the three months ended June 28, 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 that had accrued for the period January 1, 2009 through March 31, 2009. The issuance of these shares of Common Stock constituted a dilutive issuance under the July 2010 Warrants. As a result, the exercise price under such warrants was adjusted from $0.35 to $0.15 and the number of shares of Common Stock that could be purchased upon exercise increased from 4,285,714 to 10,000,000.

During the nine months ended June 28, 2009, the Company issued a total of 684,763 shares of its Common Stock with respect to interest of $227,572 (which includes $44,905 of incremental interest, which represents the product of the market value of the shares and the actual shares issued, less the accrued interest for the period July 1, 2008 through September 30, 2008) that accrued for the period July 1, 2008 through March 31, 2009.

In July 2009, the Company issued a total of 224,693 shares of its Common Stock with respect to interest of $60,667 that had accrued for the period April 1, 2009 through June 30, 2009.

Promissory Note in the Principal Amount of $850,000

On April 8, 2009, the Company issued a promissory note in the amount of $850,000 to Herakles Investments, Inc., (“Herakles”) an affiliate of Sponsor and Opus. The unsecured note bears interest at the rate of 15% per annum payable quarterly beginning July 1, 2009. The note matures on the earlier of April 8, 2010 or the date on which the Company issues debentures or equity securities to Herakles pursuant to a stock purchase agreement.

In July 2009, the Company paid $29,750 interest, in cash, that had accrued for the period April 8, 2009 through June 30, 2009.

Common Stock

In April 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 related to the 8% Convertible Debentures.

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

Disclosure Controls and Procedures

NATG’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. During the second half of fiscal 2008 and the first half of fiscal 2009, the overall control environment was adversely affected by the alleged fraud committed by the Company’s former chief executive officer. Management believes that this action, and the time necessary for completion of the internal investigation by outside legal counsel into the alleged fraudulent transactions had a significant impact on the effectiveness of the operation of the Company’s disclosure controls and procedures during that time period, and resulted in a delay in filing of the Form 10-K for fiscal year 2008, and in the filings of the Form 10-Q for the first and second quarters of fiscal year 2009. The Company’s former chief executive officer did not serve in that or any capacity with the Company during the third quarter of the Company’s fiscal year ending September 27, 2009, because his employment with the Company had been terminated. No alleged or known fraud was continuing during the third quarter of fiscal 2009, and the investigation by outside legal counsel into the alleged fraudulent transactions committed in prior quarters had been completed.

The Company’s management has concluded that, as of the end of the third quarter of the Company’s fiscal year ending September 27, 2009, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting required financial information on a timely basis.

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

In connection with management’s review of our internal control over financial reporting described above, our management concluded that our internal control over financial reporting as of June 28, 2009, continued to be ineffective for the following reason:

•

Changes in internal controls over the financial reporting process have been implemented, but testing and verification by an outside party to ensure that they are functioning properly has been initiated but has not yet been completed. Specifically, the communication and implementation of a revised ethics policy that provides for an independent resource to facilitate employee reporting of perceived inappropriate conduct or accounting (a whistleblower hotline) was made during the third quarter of fiscal 2009, but the receipt and acknowledgement of that policy, and the functionality of the hotline had not been tested. Additionally, performance expectations for accounting personnel have been communicated, and performance evaluations will be conducted during the fourth quarter of calendar year 2009.

Changes in Internal Controls over Financial Reporting

As a result of our evaluation described above, the Company has made, or is in the process of initiating, the changes described below in our internal control over financial reporting:

•

We continue to improve the utilization of the Company’s enterprise reporting system to replace complex spreadsheet accounting calculations, and to increase the efficiency and standardization of transaction processing, all of which resulted in better utilization of our enterprise reporting system.

•

We have revised, communicated to our employees and directors, and implemented our code of ethics to provide for, among other things, a third party to receive calls from and handle whistleblower matters.

•	We developed new procedures to improve controls covering the reimbursement of expenses for purchases made by the chief executive officer.

•	We developed documentation regarding appropriate identifications of authority, and transaction approval processes.

•	We implemented a review and approval process of transactions for which we have an insufficient number of personnel to allow for total segregation of duties.

•

We developed a report of key accounting and operational performance metrics which is sent to the board of directors and key management on a weekly basis to enhance their ability to monitor the Company’s ongoing business activities.

•	We established more formal closing time lines, check lists and review procedures to enable timely closing procedures.

Our management believes that the foregoing actions have improved our internal control over financial reporting and, as a result, we are be able to file our Form 10-Q for the third quarter ended June 28, 2009 on a timely basis.

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

PART II: OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In April 2009, the Company issued a total of 400,000 shares of its Common Stock with respect to interest of $60,000 related to the 8% Convertible Debentures.

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

NORTH AMERICAN TECHNOLOGIES GROUP, INC.

Date: August 12, 2009	/s/ D. Patrick Long
D. Patrick Long
Chief Executive Officer Chief Accounting Officer, Principal Financial Officer

EXHIBIT INDEX

31	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of D. Patrick Long, President and Chief Executive Officer, and principal financial officer of the Company, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.